Form 10-K
period 2017-12-31
RHYTHM PHARMACEUTICALS, INC.
filed 2018-03-12
CIK 1649904

‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

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

As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s Common Stock. The registrant’s Common Stock began trading on the NASDAQ Global Market on October 5, 2017. As of March 9, 2018, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $147.4 million, based on the closing price of the registrant’s Common Stock on March 9, 2018.

There were 27,284,140 shares of Common Stock outstanding as of March 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

RHYTHM PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms include forward‑looking statements that involve risks and uncertainties.  We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Unless the content requires otherwise, references to “Rhythm Pharmaceuticals,” “Rhythm,” “the Company,” “we,” “our,” and “us,” in this Annual Report refer to Rhythm Pharmaceuticals, Inc. and its subsidiaries.

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of peptide therapeutics for the treatment of rare genetic deficiencies that result in life‑threatening metabolic disorders. Our lead peptide product candidate is setmelanotide, a potent, first‑in‑class melanocortin‑4 receptor, or MC4R, agonist for the treatment of rare genetic disorders of obesity. We believe setmelanotide, for which we have exclusive worldwide rights, has the potential to serve as replacement therapy for the treatment of melanocortin‑4, or MC4, pathway deficiencies. MC4 pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. Our development efforts are initially focused on obesity related to six single gene‑related, or monogenic, MC4 pathway deficiencies—pro‑opiomelanocortin, or POMC, leptin receptor, or LepR, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous, and POMC epigenetic disorders—for which there are currently no effective or approved treatments. We believe that the MC4 pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LepR deficiency obesity, and Bardet‑Biedl syndrome, three genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger. The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin‑melanocortin pathway, which includes both POMC deficiency obesity and LepR deficiency obesity. Setmelanotide is currently in Phase 3 development for POMC deficiency obesity and LepR deficiency obesity. We have enrolled eight patients in our POMC deficiency obesity Phase 3 clinical trial and expect to complete enrollment of the 10 required patients in the first half of 2018 and to report Phase 3 data in the first half of 2019. We are currently in an ongoing pivotal Phase 3 clinical trial for setmelanotide in LepR deficiency obesity, have enrolled our first patients in our LepR deficiency obesity Phase 3 clinical trial, and expect to complete enrollment in 2018. We have demonstrated proof of concept in our Phase 2 clinical trial in Bardet‑Biedl syndrome, and expect to meet with regulatory authorities in early 2018 to plan a pivotal Phase 3 clinical trial in Bardet-Biedl syndrome that we anticipate we can initiate in 2018. We have also initiated Phase 2 clinical trials in Alström syndrome, POMC heterozygous deficiency obesity and POMC epigenetic disorders. We anticipate reporting preliminary results in these additional Phase 2 indications in the first half of 2018. Approximately 300 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

Obesity is epidemic in the United States and current treatment approaches have demonstrated limited long‑term success for most obese patients. We are taking a different approach to obesity drug development by leveraging new understanding of the genetic causes of severe obesity to develop innovative therapies that we believe have the potential for compelling efficacy. Setmelanotide’s unique mechanism of action at MC4R enables a targeted approach to treating very severe obesity in patients with specific, monogenic defects in the MC4 signaling pathway. By restoring impaired function in this pathway, setmelanotide can serve as replacement therapy for genetic deficiencies, with the potential for dramatic improvements in weight and appetite. We believe we are at the forefront of improving treatment outcomes in subtypes of severe obesity that are caused by genetically‑defined defects in the MC4 pathway.

Setmelanotide activates MC4R, which is part of the key pathway that can independently regulate energy homeostasis, which refers to the body’s energy balance, and appetite. The critical role of the MC4 pathway in weight regulation was validated with the discovery that single genetic defects along this pathway result in early onset and severe obesity. An expanding set of severe obesity genetic defects are now identified that involve genes in the pathway which are either upstream of MC4R—for example POMC deficiency obesity and LepR deficiency obesity—or genes that are downstream of MC4R or affect MC4R itself. We are focusing setmelanotide clinical development on patients with monogenic upstream genetic defects in which obesity is life‑threatening but the downstream MC4 pathway is fully functional. We believe setmelanotide has the potential to restore lost activity in the MC4 pathway by bypassing the defects upstream of MC4R, and activating the MC4 pathway below such defects. In this way, setmelanotide may serve as replacement therapy to reestablish weight and appetite control in patients with these genetic disorders.

The first generation of MC4R agonists were predominantly small molecules that failed in clinical trials due to safety issues, particularly increases in blood pressure, in addition to having limited efficacy. In contrast, setmelanotide, a novel eight amino acid peptide, retains the specificity and functionality of the naturally occurring hormone that activates MC4R, and has exhibited preliminary evidence of efficacy without adversely affecting blood pressure in our Phase 1 and ongoing Phase 2 clinical trials. We are currently evaluating setmelanotide, which is administered by subcutaneous, or SC, injection, for the treatment of six genetic disorders of obesity: POMC deficiency obesity, LepR deficiency obesity, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity, and POMC epigenetic disorders. We have positive Phase 2, proof of concept results for three of these indications thus far—POMC deficiency obesity and LepR deficiency obesity, both of which are currently in Phase 3 development—and Bardet-Biedl syndrome for which we anticipate we can initiate a Phase 3 clinical trial in 2018.

POMC deficiency obesity is a life‑threatening, ultra‑rare orphan disease, with approximately 50 patients reported to date. Ultra‑rare orphan diseases are generally categorized as those that affect fewer than 20 patients per million. We estimate that our addressable patient population for this disorder is approximately 100 to 500 patients in the United States. Patients with POMC deficiency have unrelenting hunger, or hyperphagia, that begins in infancy and they develop severe, early onset obesity. POMC deficiency obesity results from two different homozygous genetic defects, both upstream of MC4R, that result in loss of function in the MC4 pathway. Currently, there is no approved treatment for the obesity and hyperphagia associated with this genetic disorder. We have initiated a Phase 3 open label, single arm, multinational trial to evaluate the safety and efficacy of setmelanotide for POMC deficiency obesity, with setmelanotide administered once daily by subcutaneous, or SC, injection for 12 months. We have enrolled eight patients in this POMC deficiency obesity Phase 3 clinical trial and we expect to complete enrollment of the 10 required patients in the first half of 2018 and to report Phase 3 data in the first half of 2019. Previously, we completed a positive Phase 2 clinical trial in which two patients were enrolled and received treatment. The first patient in this trial lost 146.6 lbs over 118 weeks, from a baseline weight of 341.7 lbs, and the second patient lost 89.3 lbs over 64 weeks, from a baseline weight of 336.9 lbs. Both patients experienced substantial reductions in hunger, with hunger scores falling to one to two from baseline scores of nine to 10. Hunger scores were measured using a Likert score of zero to 10, where zero represents no hunger and 10 represents extreme hunger. Setmelanotide was generally well tolerated in this Phase 2 trial.

LepR deficiency obesity is an ultra‑rare orphan disease that results in hyperphagia and severe early‑onset obesity, with an estimated prevalence of 1% of subjects with severe, early‑onset obesity. We estimate that our addressable patient population for this disorder is approximately 500 to 2,000 patients in the United States. Like other deficiencies upstream in the MC4 pathway, LepR deficiency results in loss of function in the MC4 pathway. Therefore, patients with this indication also manifest hyperphagia and severe obesity from early childhood. Currently, there is no approved treatment for the obesity and hyperphagia associated with LepR deficiency obesity. We have initiated a Phase 3 open label, single arm, multinational trial to evaluate the safety and efficacy of setmelanotide for LepR deficiency obesity, with setmelanotide administered once daily by SC injection for 12 months. We have enrolled our first patients in our LepR deficiency obesity Phase 3 clinical trial, and expect to complete enrollment in 2018. Previously, we completed a positive Phase 2 clinical trial in which three patients were enrolled and received treatment in this trial each experiencing significant weight loss and substantial reductions in hunger. Setmelanotide was generally well tolerated in this Phase 2 trial.

Based on our POMC deficiency obesity and LepR deficiency obesity Phase 2 results, the FDA granted setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin‑melanocortin pathway, which includes both POMC deficiency obesity and LepR deficiency obesity, enabling an expedited path to approval of setmelanotide for these two indications. In April 2016, the FDA granted our orphan drug designation request for setmelanotide for the treatment of POMC deficiency obesity.

Bardet‑Biedl syndrome is a life‑threatening, ultra‑rare orphan disease with a prevalence of approximately one in 100,000 in North America. We estimate that our addressable patient population for Bardet‑Biedl syndrome obesity is approximately 1,500 to 2,500 patients in the United States. Bardet‑Biedl syndrome is a monogenic disorder that causes severe obesity and hyperphagia as well as vision loss, polydactyly, kidney abnormalities, and other signs and symptoms. Currently there are no approved or effective therapies for Bardet‑Biedl syndrome. We have demonstrated proof of concept based on data from five patients in our Phase 2 clinical trial in Bardet‑Biedl syndrome, indicating that this is also a setmelanotide‑responsive, upstream MC4 pathway disorder. Four of these five patients showed early, but significant weight loss and all five patients showed clear improvements in every hunger assessment, and we reported preliminary Phase 2 results in the fourth quarter of 2017. Setmelanotide has so far been generally well tolerated in this trial. We expect to initiate a Phase 3 clinical trial in Bardet‑Biedl syndrome in 2018.

We are also focusing on additional monogenic, upstream MC4 pathway deficiencies for which setmelanotide can function as replacement therapy and provide activation of the pathway downstream of the defect, promoting satiety and weight control. We have enrolled patients in Phase 2 proof of concept trials for Alström syndrome, a life‑threatening, ultra‑rare orphan disease, for which we estimate our addressable population is approximately 500 to 1,000 patients worldwide and for POMC epigenetic disorders. We have initiated a proof of concept study in patients with POMC heterozygous obesity, for which we estimate our addressable population is approximately 4,000 patients in the United States. For all of these patients, hyperphagia and obesity can have significant health consequences for which there is currently no approved treatment. We expect to report preliminary results from these trials in the first half of 2018.

Our company was founded in November 2008 by former biopharmaceutical executives who have successfully developed, commercialized and in‑licensed innovative pharmaceutical products, and we have subsequently expanded our senior management team to further broaden our team’s experience in developing, registering and commercializing new drugs. In addition, our scientific advisory board, or SAB, members have extensive clinical expertise in obesity, endocrinology and metabolic diseases. We intend to leverage the experience of our senior management team and SAB to develop and commercialize setmelanotide. Through our senior management team’s network of industry contacts, we will continue to evaluate additional product candidate licensing and acquisition opportunities.

Our patent portfolio includes composition of matter patents for setmelanotide that expire in the United States in 2027, with possible patent term extension to 2032 under the Hatch‑Waxman Act.

Our Strategy

Our goal is to be a leader in developing and commercializing targeted therapies for genetic deficiencies that result in life‑threatening metabolic disorders. The key components of our strategy are:

•Rapidly develop setmelanotide for rare genetic disorders of obesity caused by MC4 pathway deficiencies. We are aiming to dramatically improve patient outcomes in severe obesity by targeting setmelanotide’s mechanism of action to the treatment of patients with genetically‑defined defects in the MC4 pathway. We are focusing setmelanotide clinical development on monogenic upstream genetic defects in which obesity is life‑threatening but where the downstream MC4 pathway is fully functional. We intend to pursue faster paths to approval for setmelanotide in these orphan disorders. We believe that focusing on these rare life‑threatening conditions enables us to rapidly develop and commercialize setmelanotide using relatively small clinical trials.

•Advance setmelanotide for POMC deficiency obesity and LepR deficiency obesity as our first indications in upstream MC4 pathway deficiencies. We are currently evaluating setmelanotide for the treatment of six genetic disorders of obesity: POMC deficiency obesity, LepR deficiency obesity, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity, and POMC epigenetic disorders. We currently have a Phase 3 trial underway for POMC deficiency obesity and expect to report Phase 3 data in the first half of 2019. We have also initiated a Phase 3 trial for LepR deficiency obesity, have enrolled our first patients, and expect to complete enrollment in 2018. We are working with the FDA, based on our Breakthrough Therapy designation, to prepare NDA filings with an expedited path to approval for POMC deficiency obesity and LepR deficiency obesity.

•Expand setmelanotide development to additional upstream MC4 pathway deficiencies, including Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity, and POMC epigenetic disorders. We believe we can leverage our mechanistic understanding of and experience with both POMC deficiency obesity and LepR deficiency obesity to advance development of setmelanotide for other upstream MC4 pathway deficiencies. Accordingly, we have initiated Phase 2 clinical trials in these rare genetic disorders. We have demonstrated proof of concept in Bardet‑Biedl syndrome, demonstrating that this is also a setmelanotide‑responsive, upstream MC4 pathway disorder. We reported preliminary Phase 2 results in Bardet‑Biedl syndrome in the fourth quarter of 2017, and expect to report preliminary results for the other Phase 2 indications in the first half of 2018.

•Commercialize setmelanotide for rare disease indications in core strategic markets. We intend to establish our own commercial sales and marketing organization in the United States and other core strategic markets. We expect this sales organization will target physicians treating these rare genetic disorders of obesity, including pediatric and adult endocrinologists. We believe that building our own commercial operations will deliver a greater return on our product investment than if we license the rights to commercialize these products to third parties. We may also selectively establish partnerships in markets outside the United States for sales, marketing and distribution.

•Leverage the broad experience of our team in clinical and commercial drug development, and product acquisitions. We will apply our team’s extensive experience in developing and commercializing innovative medicines to the development and launch of setmelanotide. In addition, we intend to identify and acquire new pipeline programs in related diseases. Our team is complemented by highly experienced external consultants and collaborators in the areas of drug discovery, development, manufacturing and regulatory approval.

Our Product Pipeline

The following chart depicts key information regarding the development of setmelanotide, including the indications we are pursuing within MC4 pathway deficiencies, the current state of development and our expected upcoming milestones:

Market Overview

Recent Advances in the Understanding of Obesity

Diet and lifestyle modifications remain the cornerstones of weight loss therapy, but they are limited by a lack of long‑term success for most obese patients. The long‑term efficacy of these interventions and for existing drug therapies is often limited by the counter‑regulatory mechanisms of the human body. For example, with diet induced weight loss, typically there is a large decrease in energy expenditure that offsets that weight loss. Accordingly, the discovery that the MC4 pathway can regulate both appetite and energy homeostasis separately—helping maintain the balance between food intake and energy burn—has defined an important target for therapeutics. In addition to POMC deficiency obesity and LepR deficiency obesity, recent advances in genetic studies have identified several diseases that are the result of genetic defects affecting the MC4 pathway, including Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity, and POMC epigenetic disorders. With a deeper understanding of this critical signaling pathway, we are taking a different approach to drug development by focusing on specific genetic deficiencies affecting the MC4 pathway. We believe that this approach has the potential to provide dramatic improvements in weight and appetite by restoring lost function in the MC4 pathway.

Obesity Caused by Rare Genetic Deficiencies Affecting the MC4 Pathway

The MC4 pathway serves a critical role in the control of food intake and energy balance. Its activity decreases appetite and caloric intake, and increases energy expenditure, with MC4R acting as the final step in the signaling pathway. This important hypothalamic, or lower brainstem, pathway has been the focus of extensive investigation for many years, and we have a deep understanding of this mechanism, which is unlike the targets of most other anti‑obesity therapies. As a result, we believe we can better predict the efficacy and safety profile expected from modulating this target. The critical role of the MC4 pathway in weight regulation was also validated with the discovery that single genetic defects at many points in this pathway result in early onset, severe obesity.

The MC4 pathway is illustrated in the figure below, from the activation of the pathway to the resulting decrease in appetite and weight. Under normal conditions, POMC neurons are activated by brain satiety signals, including those resulting from the hormone leptin acting through LepR. POMC neurons produce a protein, which is specifically processed by the proprotein convertase subtilisin/kexin 1, or PCSK, enzyme, into melanocyte stimulating hormone, or MSH, the natural ligand, or activator, for MC4R. When genetic mutations disrupt this pathway, the result is hyperphagia and severe obesity.

We are focused on developing setmelanotide for genetic disorders that result in defects in this pathway that are upstream of MC4R. Setmelanotide has the potential to restore lost function in this pathway by activating the intact MC4 pathway below the genetic defect. In this way, we believe setmelanotide acts as replacement therapy.

The figure below also illustrates some of the upstream MC4 pathway deficiencies that are the targets of our development activities.

Setmelanotide Development Targets: Upstream Deficiencies Affecting the MC4 Pathway

The figure below summarizes the indications on which we are focusing for the development of setmelanotide, including our estimates for the addressable patient populations within these indications.

*The patient numbers above are based on company estimates.

†Epidemiological estimates are not yet available for POMC epigenetic disorders.

We believe that the patient populations in the European Union are at least as large as those in the United States. However, we do not have comparable epidemiological data from the European Union and these estimates are therefore based solely on applying relative population percentages to the Company‑derived estimates described above.

Obesity Caused by Upstream Genetic Deficiencies Affecting the MC4 Pathway

We have completed three positive Phase 2 trials of setmelanotide that provide proof of concept for three upstream MC4 pathway genetic defects in which obesity is life‑threatening but the downstream MC4 pathway is fully functional: POMC deficiency obesity, LepR deficiency obesity, and Bardet‑Biedl syndrome, which together we estimate have an addressable population of up to 5,000 people in the United States.

POMC Deficiency Obesity

POMC deficiency obesity is an ultra‑rare genetic disorder, with severe, early onset obesity, defined here as a body mass index, or BMI, of greater than 40 kg/m2, and hyperphagia as hallmark clinical features. Patients with POMC deficiency obesity are extremely rare. There are approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we estimate that our addressable patient population for this disorder is approximately 100 to 500 patients in the United States, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency is often unavailable and rarely performed. Based on discussions with experts in rare diseases, we also believe the number of diagnosed cases will increase several‑fold with increased awareness of this disorder and the availability of new treatments.

POMC deficiency obesity is caused by the loss of both genetic copies of either the gene for POMC or the gene for PCSK. This results either in loss of POMC neuropeptide synthesis, in the case of homozygous deficiency in the POMC gene, or in disruption of the required processing of the POMC neuropeptide product to MSH by the PCSK enzyme, in the case of homozygous deficiency in the PCSK gene. The end result of both of these two homozygous genetic defects is lack of MSH to bind and activate MC4R, ultimately leading to the lack of stimulation of downstream MC4 neurons and causing severe, early onset obesity and hyperphagia. POMC homozygous deficiency may also be associated with hormonal deficiencies, such as hypoadrenalism, as well as red hair and fair skin.

POMC deficiency is characterized by voracious infant feeding, rapid weight gain and severe obesity, often in early infancy, with patients demonstrating remarkable weight increases many standard deviations from the normal weight growth curves. These patients and their caregivers have attempted to stabilize body weight with the help of psychologists, nutritionists and pediatric endocrinologists, all without significant success. We are currently enrolling patients in our POMC deficiency obesity Phase 3 clinical trial. We expect to complete enrollment in the first half of 2018 and to report Phase 3 data in the first half of 2019. Currently there are no approved or effective therapies for POMC deficiency obesity.

Leptin Receptor Deficiency Obesity

LepR deficiency obesity is an ultra‑rare genetic disorder that causes hyperphagia and severe, early onset obesity. LepR deficiency accounts for an estimated 1% of cases of severe, early onset obesity. Based on epidemiology studies in small cohorts of patients with severe, early onset obesity, we estimate that our addressable patient population for this disorder is approximately 500 to 2,000 patients in the United States.

Leptin’s role in obesity has been elucidated by characterization of severely obese people with homozygous mutations that impair the activity of leptin, including disruption of signaling at the LepR, known as LepR deficiency obesity. Under normal conditions, leptin can activate POMC neurons and the downstream MC4, but like other deficiencies upstream in the MC4 pathway, lack of signaling at LepR results in loss of function in the MC4 pathway.

Like POMC deficiency obesity, patients with LepR deficiency obesity exhibit hyperphagia and severe obesity from early childhood. LepR deficiency is also associated with hypogonadism and reduced immune function. We have enrolled our first patients in our LepR deficiency obesity Phase 3 clinical trial, and expect to complete enrollment in 2018. Currently there are no approved or effective therapies for LepR deficiency obesity.

Bardet‑Biedl Syndrome

Bardet‑Biedl syndrome is a life‑threatening, ultra‑rare orphan disease with a prevalence of approximately one in 100,000 in North America. We estimate that our addressable patient population for Bardet‑Biedl syndrome obesity is approximately 1,500 to 2,500 patients in the United States. Bardet‑Biedl syndrome is a monogenic disorder that causes severe obesity and hyperphagia as well as vision loss, polydactyly, kidney abnormalities, and other signs and symptoms. For Bardet‑Biedl syndrome patients, hyperphagia and obesity can have significant health consequences.

Bardet‑Biedl syndrome is part of a class of disorders called ciliopathies, or disorders associated with the impairment of cilia function in cells. Cilia are hair‑like cellular projections that play a fundamental role in the regulation of several biological processes, including satiety signaling. Cilia dysfunction is thought to contribute to hyperphagia and obesity in Bardet‑Biedl syndrome. Bardet‑Biedl syndrome is a genetically heterogeneous disease that is caused by as many as 21 separate Bardet‑Biedl loci defects that result in a similar syndrome, though each Bardet‑Biedl syndrome patient only has one of these defects.

Recent scientific studies identify deficiencies affecting the MC4 pathway as a potential cause of the obesity and hyperphagia associated with Bardet‑Biedl syndrome and demonstrate that an MC4R agonist can directly impact these symptoms. Studies in mouse models of Bardet‑Biedl syndrome show that deficiencies in the MC4 pathway contribute to the obesity and hyperphagia in Bardet‑Biedl syndrome, with animals developing hyperphagic tendencies as early as 10 weeks of age. Notably, these mice have decreased leptin receptor signaling, with the essential hallmarks of failure to activate POMC neurons. The potential utility of MC4 agonists is also supported by studies in Bardet‑Biedl syndrome rodent models, where mice have responded to an MC4 agonist resulting in reduced food intake and body weight. We have demonstrated proof of concept in Bardet‑Biedl syndrome demonstrating that this is also a setmelanotide‑responsive, upstream MC4 pathway disorder. We reported preliminary results for Bardet‑Biedl syndrome in the fourth quarter of 2017, and expect to initiate a Phase 3 clinical trial in 2018. Currently there are no approved or effective therapies for Bardet‑Biedl syndrome.

Other Upstream Genetic Defects in the MC4 Pathway

In addition to POMC deficiency obesity, LepR deficiency obesity and Bardet‑Biedl syndrome, there are other upstream, MC4 pathway deficiencies for which we believe setmelanotide may function as replacement therapy, including defects that partially modulate POMC activity, such as POMC heterozygous deficiency obesity and POMC epigenetic disorders, as well as deficiencies that may indirectly impair POMC and LepR signaling, such as Alström syndrome.

Alström Syndrome

Alström syndrome is a life‑threatening, ultra‑rare orphan disease with a prevalence of approximately one in 1,000,000 in North America. We estimate that our addressable patient population for Alström syndrome is approximately 500 to 1,000 patients worldwide. Alström syndrome is a monogenic disorder that causes childhood obesity and hyperphagia as well as progressive vision loss, deafness, cardiomegaly, insulin resistance and other signs and symptoms. Variable features include short stature, cardiomyopathy, and progressive lung, liver, and kidney dysfunction. Symptoms of Alström syndrome first appear in infancy, and progressive development of multi‑organ pathology leads to a reduced life expectancy, with survival rare beyond the age of 50.

Alström syndrome is a ciliopathy caused by mutations in the ALMS1 gene, which has been shown to be important for cilia function. Like Bardet‑Biedl syndrome, recent scientific studies identify genetic deficiencies affecting the MC4 signaling pathway as a potential cause of the obesity and hyperphagia associated with Alström syndrome. Studies in a mouse model of Alström syndrome show a reduction in the number of cilia in specific neurons in the hypothalamus that are critical for MC4 pathway signaling. While Alström syndrome is less well studied than Bardet‑Biedl syndrome, the similar pathophysiology of cilial dysfunction and clinical presentation support that deficiencies in the MC4 pathway are implicated in the obesity and hyperphagia observed in Alström syndrome. We have enrolled patients with Alström syndrome in a Phase 2 clinical trial and anticipate reporting preliminary results in the first half of 2018. Currently there are no approved or effective therapies for Alström syndrome.

POMC Heterozygous Deficiency Obesity

POMC heterozygous deficiency results in a strong predisposition to obesity, though the epidemiology and clinical characterization of these patients is less well known. POMC heterozygous deficiency obesity is caused by the loss of one of the two genetic copies of either the gene for POMC or the gene for PCSK. An estimated 2% of severe, early onset obesity patients have POMC heterozygous deficiency obesity, which is much more common than the ultra‑rare POMC deficiency obesity in which both copies of either the POMC or PCSK genes are impaired. We believe that the most severe POMC heterozygous deficiency obesity patients may be suitable for treatment with setmelanotide. We estimate that our addressable patient population within severe POMC heterozygous deficiency obesity is approximately 4,000 patients in the United States, based on epidemiology studies in small cohorts of patients with severe early onset obesity and adult obesity. Animal models support that such heterozygous deficiency in the critical MC4 pathway can result in a strong predisposition to severe obesity. The effect of heterozygous deficiency was first demonstrated in MC4R heterozygous deficiency obesity.

It is thought that the obesity of patients with POMC heterozygous deficiency may have a broader spectrum of severity than POMC deficiency obesity. Therefore, our focus will be on the most severe of the POMC heterozygous deficiency obesity patients, with our estimate that only a small percentage of these patients will benefit from targeted therapy with substantial efficacy. As a result, we have initiated a Phase 2 proof of concept trial to confirm our hypothesis that the subset of patients with very severe POMC heterozygous deficiency obesity may be highly responsive to setmelanotide therapy. We expect to report preliminary results from our Phase 2 clinical trial in the first half of 2018. There are currently no approved or effective therapies for POMC heterozygous deficiency obesity.

POMC Epigenetic Disorders

Recent scientific studies have identified patients with obesity due to a partial lack of MSH that is caused by epigenetic POMC variant. Given the recent discovery of these epigenetic disorders, there is currently no epidemiology data that defines the prevalence of POMC epigenetic disorders. However, we believe this these are rare disorders.

Epigenetics implies DNA modifications, which can change gene expression without altering the DNA sequence itself. The most stable epigenetic modification is called DNA methylation. Recently, our academic collaborators in Berlin have described a POMC hypermethylation variant, which correlates with increased body weight in children and adults. Therefore, the presence of the POMC epigenetic variant leads to an increased risk of obesity based on reduced POMC gene activity. We expect that these patients under‑express the POMC gene product and as a result have a partial MSH deficiency. We have initiated a Phase 2 proof of concept trial to confirm our hypothesis that the subset of patients with very severe POMC epigenetic disorders may be highly responsive to setmelanotide therapy. We have enrolled patients with POMC epigenetic disorders in a Phase 2 clinical trial and anticipate reporting preliminary results in the first half of 2018. There are currently no approved or effective therapies for these disorders.

Obesity Caused by Downstream Genetic Deficiencies Affecting the MC4 Pathway

MC4 Heterozygous Deficiency Obesity

MC4 heterozygous deficiency is caused by the absence of one genetic copy of the gene for MC4R. Consistent with POMC heterozygous deficiency, MC4 heterozygous deficiency results in a strong predisposition to early onset and severe obesity. MC4 heterozygous deficiency is the most common genetic cause of obesity. An epidemiological study performed in Europe in 2006 reported a prevalence of 2.6% of genetic defects in the MC4 gene in the obese population with a BMI of greater than 30 kg/m2, and studies performed in both Europe and the United States in 2000 and 2003, respectively, reported a prevalence of up to 4% of these genetic defects in more severely obese populations with a BMI of greater than 35 kg/m2. These prevalence rates suggest that there are approximately one million people in the United States with obesity caused by a mutation of the MC4R gene.

These patients have a higher risk than the general population for early onset obesity and complications such as diabetes. Furthermore, MC4 deficiency may offset the beneficial effects of diet and exercise for sustained weight loss, limiting treatment options for these individuals. There are currently no approved or effective therapies for MC4 heterozygous deficiency obesity.

We believe that MC4 heterozygous deficient patients can respond to setmelanotide therapy by increasing activity that results from the one normal copy of the MC4 gene. However, while setmelanotide appears to show strong efficacy in a Phase 1b trial for the treatment of MC4 heterozygous deficiency obesity patients, we are focusing instead on genetic defects that are upstream of the MC4 receptor. This is because we believe that many of these upstream genetic disorders cause even more severe, often life‑threatening obesity, and because setmelanotide has the potential to restore lost function in these upstream disorders, delivering more compelling efficacy.

Expanding Attention to the Diagnosis of Genetic Obesity

The Endocrine Society issued new Pediatric Obesity Guidelines in January 2017 that, for the first time, recommend genotyping patients with severe pediatric obesity and hyperphagia. These guidelines estimate that up to 7% of patients with extreme pediatric obesity have a genetic mutation, including genetic MC4 pathway deficiencies, that drives their obesity. The guidelines also suggest that this percentage of severe pediatric obesity patients will increase, with newer methods and wider awareness of the need for genetic testing.

We are supporting several initiatives to expand the diagnosis of genetic obesity, including The Genetic Obesity Project. The Genetic Obesity Project has initiated a genotyping study, or GO‑ID genotyping study, and a patient registry, or GO‑ID registry, both focusing initially on identifying people with POMC deficiency obesity and LepR deficiency obesity and which we intend to expand to include other MC4 pathway deficiencies. Our preliminary results in 560 genotyped patients suggest we can successfully identify these patients. We have also conducted a genetic obesity epidemiology analysis of MC4 pathway genetic defects in a large representative sample of the U.S. population. Based on preliminary findings from this analysis, we believe the prevalence of these MC4 pathway deficiencies could be substantially larger than our current estimates. Our work in the epidemiology for these rare genetic disorders of obesity is continuing.

Limitations of Current Therapies

Although drugs approved for general obesity can potentially be used in obese patients with MC4 pathway deficiencies, all have limited efficacy and aim to treat symptoms rather than addressing the underlying biology. There are currently no treatments approved specifically for obesity and hyperphagia in POMC deficiency obesity, LepR deficiency obesity, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity, or POMC epigenetic disorders. Bariatric surgery is not an option in patients with upstream defects in the MC4 pathway who have severe obesity and hyperphagia.

Setmelanotide: A First‑in‑Class MC4R Agonist in Two Phase 3 Programs

Setmelanotide is a potent, first‑in‑class, MC4R agonist peptide administered by daily subcutaneous, or SC, injection. Setmelanotide is in Phase 3 for the treatment of two rare genetic disorders of obesity caused by MC4 pathway deficiencies, and in Phase 2 for other MC4 pathway disorders. MC4R modulates a key pathway in humans that regulates energy homeostasis and food intake.

The critical role of the MC4 pathway in weight regulation was validated with the discovery that single genetic defects in this pathway result in severe, early onset obesity. The first generation MC4R agonists were small molecules that failed in clinical trials primarily due to safety issues, particularly increases in blood pressure, as well as limited efficacy. In contrast, setmelanotide is a peptide that retains the specificity and functionality of the naturally occurring hormone that activates MC4R. Approximately 300 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated significant weight loss with good tolerability.

Clinical Development in Rare Genetic Disorders of Obesity Caused by MC4 Pathway Deficiencies

Setmelanotide is currently in Phase 3 development for the treatment of two ultra‑rare monogenic disorders of obesity, POMC deficiency obesity and LepR deficiency obesity, each of which has had one pivotal trial. We are currently enrolling patients in our POMC deficiency obesity Phase 3 clinical trial, and expect to complete enrollment in the first half of 2018 and to report Phase 3 data in the first half of 2019. We have enrolled the first patients in our LepR deficiency obesity Phase 3 clinical trial, and expect to complete enrollment in 2018. In addition, setmelanotide is in Phase 2 development for the treatment of other rare monogenic disorders of obesity, including Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity, and POMC epigenetic disorders. We hypothesize that all of these disorders are genetically defined deficiencies upstream in the MC4 pathway. We have initiated two very similar Phase 2 protocols, each of which is designed to capture a broad range of indications under one investigational protocol. We have demonstrated proof of concept in Bardet‑Biedl syndrome, indicating that this is also a setmelanotide‑responsive, upstream MC4 pathway disorder. We are continuing to enroll patients in this trial and reported preliminary Phase 2 results in the fourth quarter of 2017. We expect to initiate a Phase 3 clinical trial in Bardet‑Biedl syndrome in 2018. We have enrolled or expect to enroll patients with Alström syndrome, POMC heterozygous deficiency obesity, and POMC epigenetic disorders in our Phase 2 clinical trial, and to report preliminary results from these trials in the first half of 2018. We have also completed a Phase 2 trial in Prader‑Willi syndrome, or PWS. Based on FDA consultations to date, and the FDA awarding Breakthrough Therapy designation, we believe we can seek indications for obesity caused by upstream defects in the MC4 pathway with faster paths to approval, as compared to typical obesity drug candidates, because of the high unmet need and rare prevalence of these disorders. We expect to use the results of our Phase 3 clinical trials of setmelanotide in POMC deficiency obesity and LepR deficiency obesity as the foundation for proceeding directly to approval for those indications.

We believe our data in POMC deficiency obesity, LepR deficiency obesity, and Bardet‑Biedl syndrome provide strong proof of concept that setmelanotide, when targeted for deficiencies affecting the upstream portion of the MC4 pathway, can provide compelling efficacy for weight loss and decrease in hunger. Proof of concept for substantial weight loss in patients with downstream, heterozygous mutations of the MC4R gene itself has also been achieved in a small, four week, Phase 1b clinical trial. While these downstream defects are not our current area of focus, we believe they provide evidence for substantial, though lesser, weight loss efficacy in a setting of a partially defective, downstream defect in the MC4 pathway, which impacts a significantly larger population.

Initial setmelanotide clinical trials were in patients with general obesity, which provided preliminary evidence of the safety and efficacy of the drug, and were the foundation for the Phase 2 trials in rare genetic disorders of obesity. In these trials, setmelanotide has generally achieved weight loss without adversely increasing blood pressure. These trials in the general obese population are described separately below.

The following table outlines our ongoing and planned setmelanotide trials in rare monogenic disorders of obesity.

Setmelanotide: Key Clinical Programs in Monogenic MC4 Pathway Disorders of Defined Obesity

	POMC Deficiency Pivotal	LepR Deficiency Pivotal	POMC/LepR Deficiency Proof of Concept	Other Populations Proof of Concept Basket Protocols(6)
Clinical trial phase...........................	Phase 3	Phase 3	Phase 2	Phase 2
Status...............................................	Initiated 1Q2017	Initiated 2Q2017(5)	Initiated 2014, Completed 4Q 2016 for these indications	Initiated 2016(7)(8)
Treatment groups(1).......................	Setmelanotide(2)	Setmelanotide(2)	Setmelanotide	Setmelanotide
Number of patients.........................	10(3)	10(3)	2 POMC, 3 LepR	20(9)
Patient demographics.....................	Adult/pediatric POMC deficient(4)	Adult/pediatric LepR deficient(4)	Adults/Adolescents	Adult/pediatric(4) Multiple indications: Bardet‑Biedl syndrome; Alström syndrome; POMC heterozygous deficiency obesity; POMC epigenetic disorders
Duration of treatment.......................	52 weeks + Extensions	52 weeks + Extensions	12 weeks + Extensions	12 weeks + Extensions
Location...........................................	United States, Germany, United Kingdom, France	United States, Germany, United Kingdom, France(10)	Germany	United States, Germany, United Kingdom, France

(1)Setmelanotide, administered as once daily SC injection.

(2)These trials include a placebo controlled, double‑blind withdrawal period.

(3)Approximately 10 POMC deficiency obesity and 10 LepR deficiency obesity patients are anticipated in each pivotal trial.

(4)POMC deficiency includes homozygous deficiency in either the POMC or PCSK genes; pediatric patients ≥ 12 years are currently being studied, and lower age pediatric patients will also be studied when applicable. We expect to enroll pediatric patients in our LepR pivotal trial in 2018.

(5)Trial site activation activities ongoing and enrollment expected to be completed in 2018.

(6)Basket protocols study a variety of different indications or patient populations administratively in one protocol, though each population is enrolled and analyzed separately.

(7)One of our proof of concept basket protocols was originally the Phase 2 trial for POMC deficiency obesity and LepR deficiency obesity initiated in Germany in 2016 and provided proof of concept in these indications. This trial was later amended in 2016 to include other MC4 pathway disorders. Our second basket protocol is open, or is being opened in other geographical locations (United States 2016; United Kingdom, France in 2017).

(8)We have enrolled patients with Bardet‑Biedl syndrome, Alström syndrome, and POMC epigenetic disorders, and we anticipate enrolling patients with POMC heterozygous deficiency obesity in the first half of 2018.

(9)Approximately five patients are planned for each of the four MC4 pathway indications.

(10)We have ongoing trials approved in the United States, Germany, United Kingdom, France and the Netherlands.

Setmelanotide: Clinical Development Program in Genetically Defined Obesity

Phase 2 Clinical Development in POMC Deficiency Obesity

We have completed a Phase 2 proof of concept, open label clinical trial, Study RM‑493‑011, in patients with POMC deficiency obesity. With the two patients in this trial, we have provided proof of concept for the compelling effect of setmelanotide in this disorder and after discussions with the FDA, have initiated a Phase 3 trial for this indication. To validate the scientific and clinical importance of our Phase 2 findings, the results of this trial were published on July 21, 2016 in the New England Journal of Medicine, and the accompanying editorial described the trial as demonstrating impressive hunger reduction and weight loss as well as improved insulin sensitivity.

The first setmelanotide‑treated patient was a 20‑year old woman, who at three months of age experienced the onset of obesity and hyperphagia. In spite of enormous efforts, the patient was never able to stabilize her body weight, except for brief periods, and she has remained hyperphagic. Ahead of our trial, the patient’s self‑reported trial hunger score was eight to nine out of 10 points, representing extreme hunger. She was entered into the trial at adulthood because of her severe obesity, with a baseline weight of 155 kg, or 341.7 lbs., and a BMI of 49.8 kg/m2, and significant risk of comorbidities and a reduced life expectancy.

The trial, initially a 13‑week, open label, ascending dose Phase 2 trial, was approved by the German Federal Institute for Drugs and Medical Devices, with open‑label one year extensions, and was planned to include approximately four to six patients with genetically confirmed POMC deficiency obesity. After efficacy‑gated dose escalation, aiming for weekly weight loss of approximately two kg, or 4.4 lbs., the primary endpoint was weight loss, with other key endpoints including hunger score, body composition, insulin and glucose parameters, metabolic and cardiovascular risk factors, energy expenditure and general safety and tolerability.

After 13 weeks of therapy, with approximately the first four weeks at sub‑therapeutic doses, our initial patient demonstrated weight loss of 25.8 kg, or 56.9 lbs., representing 16.7% of her initial body weight, with approximately two to three kilograms per week of weight loss demonstrated at the highest 1.5 mg/day dose. Hunger scores, measured using a Likert score of zero to 10, where zero represents no hunger and 10 represents extreme hunger, mirrored the rate of weight loss, moving from scores of eight to nine prior to our trial to zero to one, as the patient was treated with increasing doses of setmelanotide. After termination of the 13‑week main trial, the patient underwent a three‑week withdrawal period off drug and regained 4.8 kg, or 10.6 lbs., with a return to moderate to severe hunger. Following approval to restart setmelanotide treatment, there was an immediate reduction of hunger and subsequently a continuation of body weight loss. This patient was on continuous treatment for 106 weeks, with a total weight loss of 65.6 kg, or 144.6 lbs., representing 42.3% of her initial body weight. There was no apparent difference in the rate of weight loss during the initial extension phase versus the main trial, however over time, the rate of weight loss has slowed, though this patient has continued to lose weight. The patient’s need for continued therapy was supported by a short period of withdrawal after the patient had been treated for over one year. Reducing her daily dose from 1.5 mg/day to 1.0 mg/day resulted in an increase in her hunger scores from one to two points to four to five points, resulting in the patient requesting to be returned to her 1.5 mg/day dose, after which her hunger scores returned to one to two points. This data supports the physiological prediction that pharmacological treatment for this condition to suppress hunger will be required chronically. After approximately 106 weeks of treatment, her dose was reduced to 1 mg/day, and while her weight remained stable from week 106 to week 118, her hunger scores increased to three to four points on the lower dose.

The results for this patient are shown in the figure below.

Initial Patient in the Setmelanotide POMC Deficiency Obesity Phase 2 Trial(1)

*Figures represent cumulative weight lost in kgs.

(1)Daily setmelanotide dose adjustments over time are indicated at the top of the panel.

In general, diet induced weight loss in patients with general obesity is accompanied by significant counter‑regulatory effects, including reductions in energy expenditure and increases in hunger. These lead to weight regain in the majority of patients. In contrast, the initial patient in our trial did not manifest these counter‑regulatory responses, even after six months of therapy and a tremendous reduction of body weight. This data supports an effect of setmelanotide on energy expenditure independent from the profound effects on hyperphagia, corroborating results from previous trials of setmelanotide in patients with general obesity. Also of note, the reduction in body weight was mainly due to a loss of body fat mass, and lean body mass was not greatly altered. In this initial patient, setmelanotide was also associated with excellent tolerability, additional favorable changes in cardiovascular risk parameters, or lipids, and improvements in blood pressure and heart rate.

MC4R activation also causes improvements in glucose and insulin parameters in animal models, independent of weight loss. As shown in the figure below, for the initial patient in our POMC deficiency proof of concept trial, setmelanotide demonstrated a marked improvement in insulin resistance during treatment. While weight loss likely played an important role in this improvement, we believe the independent effect of MC4R agonism may also have contributed.

Setmelanotide Treatment Effects on Insulin Resistance (Insulin Response in Oral Glucose Tolerance

Test) at Baseline, After 13 Weeks of Treatment (Phase 1), and at Approximately 26 Weeks During the Long‑term Extension for our POMC Initial Patient

Results are also available for treatment with setmelanotide of a second patient with POMC deficiency obesity. The second patient is a 26‑year old woman who also experienced early onset of obesity and hyperphagia. Like the first patient, in spite of significant efforts, she was never able to stabilize her body weight, and she has remained hyperphagic. Ahead of our trial, the patient’s self‑reported trial hunger score was nine out of 10 points, representing extreme hunger, and her weight and BMI at trial entry were 152.8 kg, or 336.9 lbs., and 54.1 kg/m2, respectively.

After 42 weeks of therapy at the 1.5 mg/day dose, our second patient demonstrated weight loss of 40.6 kg, or 89.5 lbs., representing 26.6% of her initial body weight, with approximately two to three kilograms per week of weight loss demonstrated initially. Hunger scores, measured using a Likert score of zero to 10, where zero represents no hunger and 10 represents extreme hunger, mirrored the rate of weight loss, with scores moving from nine prior to the trial to one on most weeks during the trial, as the patient was treated with increasing doses of setmelanotide. Similar to the initial patient, setmelanotide demonstrated an improvement in insulin resistance during treatment in our second POMC deficiency obesity patient. This patient continues on active treatment, with a total of 64 weeks on therapy, although this patient is now on a reduced 1.2 mg/day dose, and her weight has stabilized at a weight loss of 40.5 kg, or 89.3 lbs.

Our Second Patient in the Setmelanotide POMC Deficiency Obesity Phase 2 Trial(1)

*Figures represent cumulative weight lost in kgs.

(1)Daily setmelanotide dose adjustments over time are indicated at the top of the panel.

Setmelanotide was generally well tolerated in the POMC deficiency obesity Phase 2 trial, with few adverse events, all mild and infrequent, and all previously reported in other clinical trials. These included reduced appetite and tanning of skin and nevi, or moles, intermittent and mild injection site reactions, and in rare instances tiredness, dry mouth, and gastrointestinal symptoms. The single serious adverse event was an influenza immunization reaction, which resulted in an overnight hospitalization and was considered unrelated to trial drug. A similar immunization reaction had occurred in this patient in a previous influenza immunization prior to treatment, and the patient has continued on setmelanotide since that event.

The results from the initial patients in our POMC deficiency obesity proof of concept trial are compelling, but these data have limitations due to open label treatment. However the strong treatment effect is supported by these patients’ long histories of weight gain and hyperphagia prior to treatment, and a strong dose response in the dose escalation phase. More importantly, the biology of this disorder has been well studied, and the clinical responses in these patients were strongly predicted by the deep understanding of the role of the MC4 pathway in appetite and weight regulation. The interruption of treatment effectively allowed the first patient to serve as her own control, demonstrating an immediate and rapid increase in hunger and weight after a short‑term treatment withdrawal, and a rapid response to re‑treatment, thereby further demonstrating the strong effect of setmelanotide. The greater than two years of treatment of our first patient, and the greater than one year of treatment for our second patient also support the ability of setmelanotide to be effective for longer treatment periods. Finally, our data supports that this indication will require chronic treatment.

Most importantly, this initial proof of concept data provides support for the belief that setmelanotide will restore activity in patients with upstream defects in the MC4 pathway, by helping patients lose weight and reduce hyperphagia. This was confirmed in our second MC4 pathway rare genetic obesity, LepR deficiency obesity. Similarly, we would expect efficacy in other upstream MC4 pathway genetic disorders, many of which are under study in Phase 2 proof of concept trials.

Phase 3 Clinical Development in POMC Deficiency Obesity

After discussions with the FDA as part of our Breakthrough Therapy designation, we initiated our Phase 3 trial in POMC deficiency obesity in January 2017, Study RM‑493‑012. This is an open label, one‑year trial, including a double‑blind placebo‑controlled withdrawal period, of setmelanotide in POMC deficiency obesity. This pivotal trial is assessing long‑term efficacy of setmelanotide given once daily by SC injection. The trial will begin with an initial period of dose titration lasting between two and 12 weeks where the individual patient’s therapeutic dose will be established by upwards dose titration in two week intervals. Thereafter, patients will continue on active treatment at their individually titrated optimal therapeutic dose for an additional 10 weeks, for a total combined dosing duration of 12 weeks at the individual patient’s therapeutic dose. Patients who demonstrate at least five kilograms weight loss at the end of the open label treatment period will continue onto the double‑blind, variably‑timed, placebo‑controlled, withdrawal period lasting eight weeks inclusive of a four‑week period of placebo treatment. Following the withdrawal period, all patients will complete an additional period of setmelanotide treatment to bring the total therapeutic dosing period to one year.

We plan to file a New Drug Application (NDA) with the FDA based on one-year data from a cohort of 10 patients in this trial. We also plan to enroll supplemental patients who may not complete one year of treatment at the time of NDA filing, including patients between six and eleven years of age under the implementation of a pediatric amendment, to provide additional important data regarding the use of setmelanotide in people living with POMC deficiency obesity.  The primary endpoint of the trial will be a categorical analysis of responders for weight, defined as patients achieving a 10% change from baseline, with mean percentage change in weight from baseline as the key secondary endpoint. Other secondary endpoints are safety and tolerability, hunger, change in body fat mass and glucose parameters, and the effect of withdrawal of setmelanotide in the double‑blind, placebo controlled period. We have also obtained Scientific Advice from the European Medicines Agency, or EMA, in relation to the Protocol for this trial, which is currently enrolling in the United States, United Kingdom, Germany, and France.

We expect to complete enrollment in the first half of 2018 and to report Phase 3 data in the first half of 2019.

Phase 2 Clinical Development in LepR Deficiency Obesity

Leptin’s role in obesity has been elucidated by characterization of severely obese people with homozygous mutations that impair the activity of leptin, including disruption of signaling at the LepR, known as LepR deficiency obesity. To study setmelanotide in this indication we initially amended our Phase 2 clinical trial in POMC deficiency obesity, Study RM‑493‑011, to also include this new and related genetically defined population of severely obese patients. We then completed this part of the Phase 2 proof of concept, open label clinical trial in patients with LepR deficiency obesity by treating three patients in this trial, who demonstrated weight loss and hunger reduction as outlined below.

Results from treatment with setmelanotide in these three LepR deficiency obesity patients are available. The first LepR deficiency obesity patient was a 23‑year old male, who experienced early onset of obesity and hyperphagia. After little success in controlling his weight, he underwent, and failed, a gastric banding procedure, and had regained over 20 kg in the last year since his procedure. Ahead of our trial, the patient’s self‑reported trial hunger score was nine out of 10 points, representing extreme hunger, and his weight and BMI at trial entry were 130.6 kg, or 287.9 lbs., and 39.9 kg/m2, respectively. After initiation and upwards dose titration over 13 weeks of setmelanotide treatment, the patient demonstrated prompt and striking reductions in appetite and body weight with a total loss of 17.5 kg body weight, representing 13.4% of his initial body weight. Hunger scores decreased from nine points at baseline to one to two points at 13 weeks. With continued treatment for 27 weeks, the patient lost 28.2 kg, or 62.2 lbs, representing 21.6% of his initial body weight, and during that interval, he had a hunger score of one to two. Subsequently, on this dose, his weight has been generally stable through 49 weeks of treatment. The weight loss was predominantly caused by a reduction in body fat and resting energy expenditure stayed stable during this period. This patient also had pre‑trial insulin levels that were elevated as examined by an oral glucose tolerance test, as were glucose values, demonstrating insulin resistance. These values improved with setmelanotide treatment. Notably, there was also an improvement in the patient’s lipid profile over 13 weeks of setmelanotide treatment. Setmelanotide was generally well tolerated in this LepR deficiency obesity trial.

Initial Patient in the Setmelanotide LepR Deficiency Obesity Phase 2 Trial(1)

*Figures represent cumulative weight loss in kgs.

(1)Daily setmelanotide dose adjustments over time are indicated at the top of the panel.

The second LepR deficiency obesity patient is a 22‑year old male who also experienced early onset of obesity and hyperphagia. His growth curve since infancy demonstrated early onset, severe obesity that had continued through his whole life, with little ability to control his weight gain. Ahead of our trial, the patient’s self‑reported trial hunger score was nine to 10 out of 10 points, and his weight and BMI at trial entry were 122.1 kg, or 269.2 lbs., and 40.7 kg/m2, respectively. He was treated with setmelanotide and his dose was escalated up to 1.5 mg once daily with only modest effects on weight and hunger scores. However, when he was advanced to 2 mg once daily, he demonstrated prompt and striking reductions in appetite and body weight. After 17 weeks, including 11 weeks on his therapeutic dose of 2 mg/day, he had lost 9.6 kg, or 21.2 lbs, representing 7.9% of his body weight, and his hunger score dropped to two to three points. By 36 weeks of total treatment, he had lost 13.9 kg, or 30.6 lbs, representing 11.4% of his body weight. Despite good tolerance of treatment and this marked weight loss, the patient self‑discontinued the drug starting at week 36 for approximately two weeks. During this time he regained 5.2 kg or 11.5 lbs, and his hunger score increased to nine out of 10 points, or severe hunger. The patient reported that he felt hungry every hour, and was struggling not to eat. As a result, treatment was re‑initiated at the 2 mg dose, and was then increased to 2.5 mg per day with the goal of accelerating his weight loss. Following the increase, he demonstrated a significant reduction in hunger, with his hunger scores decreasing from nine to two out of 10 points, and a reduction in body weight. The patient remains on treatment with good tolerability. This patient had few metabolic abnormalities at baseline, but he was hyperinsulinemic as examined by an oral glucose tolerance test. After 13 weeks of treatment, the hyperinsulinemia started to improve and the blood glucose levels during the oral glucose tolerance test normalized.

Our Second and Third Patients in the Setmelanotide LepR Deficiency Obesity Phase 2 Trial(1)

*Figures represent cumulative weight loss in kgs

*Figures show patient data only during weeks in which patients were in compliance with the trial protocol.

(1)Daily setmelanotide dose adjustments over time are indicated at the top of the panel.

The third LepR deficiency obesity patient is a 14‑year old female adolescent, and the first adolescent patient treated with setmelanotide. Her growth curve since infancy demonstrated early onset, severe obesity her whole life, with little ability to control her weight gain. Ahead of our trial, the patient’s self‑reported trial hunger score was nine out of 10 points, and her weight and BMI at trial entry were 120.4 kg, or 265.4 lbs., and 44.2 kg/m2, respectively. The patient lost 10 kg, or 22 lbs, representing 8.3% of her body weight, and her hunger score reduced to five out of 10 points in the first 13 weeks on a dose of 1.5 mg per day. Before and during treatment, the patient showed adolescent behavior that compromised compliance with the treatment regimen. This behavior led to a misunderstanding that, by week 23 of the treatment, resulted in the patient incorrectly performing the injections late in the afternoon and at an incorrect, lower dosage of 1.0 mg. The combination of the minimum dose threshold for therapeutic effects and the half‑life of setmelanotide being 10 to 12 hours meant that the combination of lower dose and the maximum drug concentration being reached during the night resulted in an interval of less‑optimal outcomes and weight regain. The patient reported that her hunger was less intensive during the night but increased during the day. Eventually, these errors were reported and corrected. Following such correction, careful monitoring was instituted to ensure that the patient performed the injections in the morning as instructed and the dosage was increased to 2.0 mg per day.

This trial provides the second proof of concept for the effectiveness of setmelanotide in patients with upstream defects in the MC4 pathway, showing marked weight reduction and decreases in hunger in patients with LepR deficiency obesity. In addition, the efficacy of the drug correlates well with periods of setmelanotide treatment and withdrawal, as in POMC deficiency obesity. Based on this proof of concept for the compelling efficacy of setmelanotide in this disorder, we have transitioned the LepR development program to Phase 3.

Phase 3 Clinical Development in LepR Deficiency Obesity

Our LepR deficiency obesity development program is now in Phase 3. We have enrolled our first patient in our LepR deficiency obesity Phase 3 clinical trial, and expect to complete enrollment in 2018. This is an open label, one‑year trial, including a double‑blind placebo‑controlled withdrawal period, of setmelanotide in LepR deficiency obesity. This pivotal trial will assess long‑term efficacy of setmelanotide given once daily by SC injection in LepR deficiency obesity, and is planned to be very similar to the Phase 3 ongoing trial in POMC deficiency obesity. The trial will begin with an initial period of dose titration lasting between two and 12 weeks where the individual patient’s therapeutic dose will be established by upwards dose titration in two week intervals. Thereafter, patients will continue on active treatment at their individually titrated optimal therapeutic dose for an additional 10 weeks, for a total combined dosing duration of 12 weeks at the individual patient’s therapeutic dose. Patients who demonstrate at least five kilograms weight loss at the end of the open label treatment period will continue onto the double‑blind, variably‑timed, placebo‑controlled, withdrawal period. Following the withdrawal period, all patients will complete an additional period of setmelanotide treatment to bring the total therapeutic dosing period to one year.

We plan to treat approximately 10 patients in this trial, aged 12 years and older, and subject to FDA approval, we intend to amend the protocol to include patients aged six years and older before completion of the trial. The primary and key secondary endpoints will be similar to those for our POMC deficiency obesity pivotal trial. This trial is currently being conducted in the United States, the United Kingdom, France, Netherlands, and Germany.

Based on the FDA awarding Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin‑melanocortin pathway, which includes the LepR deficiency obesity indication, we believe we can seek indications for this type of obesity with a faster path to approval, as compared to typical obesity drug candidates, because of the high unmet need and rare prevalence of this disorder.

Phase 2 Clinical Development in Bardet‑Biedl Syndrome

Bardet‑Biedl syndrome is a life‑threatening, orphan disease with prevalence of approximately one in 100,000 in North America. We estimate that the addressable patient population for Bardet‑Biedl syndrome is approximately 1,500 to 2,500 patients in the United States. It is a rare monogenic disorder that causes severe obesity and hyperphagia as well as vision loss, polydactyly, kidney abnormalities, and other signs and symptoms. Bardet‑Biedl syndrome is part of a class of disorders called ciliopathies, or disorders associated with the impairment of cilia function in cells. Cilia are hair‑like cellular projections that play a fundamental role in the regulation of several biological processes, including satiety signaling. Cilia dysfunction is thought to contribute to hyperphagia and obesity in Bardet‑Biedl syndrome. Bardet‑Biedl syndrome is a genetically heterogeneous disease that is caused by as many as 21 separate Bardet‑Biedl loci defects resulting in a similar syndrome, though each Bardet‑Biedl syndrome patient only has one of these defects.

The role of abnormal cilia development and function in obesity has been elucidated in animal models, most strongly for Bardet‑Biedl. Studies in mouse models of Bardet‑Biedl syndrome show that deficiencies in the MC4 pathway contribute to the obesity and hyperphagia in Bardet‑Biedl syndrome, with animals developing hyperphagic tendencies early in life. Notably, these mice have decreased leptin receptor signaling, with the essential hallmarks of failure to activate POMC neurons. This is supported in Bardet‑Biedl syndrome rodent models, where the mice respond to an MC4 agonist resulting in reduced food intake and body weight. The relation of Bardet‑Biedl syndrome gene mutations to the MC4 pathway is supported by clinical data. Patients with Bardet‑Biedl syndrome have higher leptin than expected for their degree of adiposity, or leptin resistance, which is consistent with the notion that ciliopathy‑induced leptin signaling dysfunction is associated with leptin resistance.

Overall, these data support that the phenotypes of these ciliopathies, while complex with additional clinically important features along with obesity and hyperphagia, may be responsive to setmelanotide treatment, and will be investigated in our proof of concept Phase 2 trial.

We are studying Bardet‑Biedl syndrome patients who are severely obese, or whose BMI is equal to or greater than 40kg/m2, to provide proof of concept that Bardet‑Biedl syndrome patients will also demonstrate decreased hunger and significant weight loss, similar to that seen in patients with POMC deficiency obesity, or LepR deficiency obesity. We have enrolled the first five patients in this trial, have reported preliminary results for Bardet‑Biedl syndrome in the fourth quarter of 2017, and plan to initiate Phase 3 clinical trials in 2018.

For this trial, additional assessments of hunger using daily hunger scores and questionnaires were also obtained. We plan to use these new assessments in our ongoing Phase 2 and Phase 3 trials and for future trials. These new assessments are as follows:

•Daily Hunger Scores. In addition to our morning assessment of hunger, as performed in the Phase 2 trials in POMC deficiency obesity and LepR deficiency obesity, we are also obtaining a daily hunger score rating in response to the question: “In the last 24 hours, how hungry did you feel when you were the most hungry?” Patients are asked to give a response that is measured on a scale of 0‑10, whereby 0 points signifies “not hungry at all” and 10 points indicates the patient feels his or her “hungriest possible.”

•Questionnaires. For patients 16 years of age and younger, we are using two observer related questionnaires as exploratory endpoints. These questionnaires are completed by the patient’s parent or other caregiver.

•The Food Problem Diary, or FPD, is based on food‑related behaviors. This questionnaire was adapted from a similar questionnaire that was used with patients with Prader‑Willi syndrome. The questionnaire is rated on a 30‑point scale where 30 points is strong evidence of hyperphagia and 0 points is evidence of no hyperphagia. The best possible response therefore is 0 points.

•The Significant Event Questionnaire, or SEQ, counts events not typically seen in this population, such as a patient leaving food on his or her plate at a meal. This questionnaire consists of eight “yes” or “no” questions. The best possible response is 8 points, since this questionnaire tracks events and behavior not typically seen in patients with MC4 pathway disorders. In contrast with other score scales, a higher score in this hunger assessment category represents improvement, and thus, the results are plotted in reverse scale and downward trends indicate improvement.

We believe that proof of concept in Bardet‑Biedl syndrome has been demonstrated by improvements in hunger and weight reduction, supporting that this is a setmelanotide‑responsive, MC4 pathway disorder. Four different Bardet‑Biedl genotypes were studied in this trial. The age of the patients ranged from 12 to 61 years of age. The starting weights of the patients ranged from 98.3 to 147.5 kg and BMI ranged from 42 to 49. The starting hunger scores for the adult patients ranged from 6 to 9 points on the 10‑point scale, with higher scores indicating more hunger and the SEQ scores for the two adolescent patients were both 1.

Description of the Five Bardet‑Biedl patients in the Phase 2 Proof of Concept study

Patient Number	Age (yrs)	Bardet‑Biedl Type	Starting Weight (kg)	Starting BMI	Starting Hunger Score
1...................................................	25	1	147.5	44	Most hungry score = 9
2...................................................	61	2	99.4	44	Most hungry score = 7
3...................................................	16	10	121.6	44	FPD = 6/ SEQ = 1
4...................................................	17	12	98.3	42	Most hungry score = 6
5...................................................	12	1	119.3	49	FDP = 15/SEQ = 1

Two Bardet‑Biedl syndrome patients with Bardet-Biedl syndrome 1 mutations and one each with Bardet-Biedl syndrome 2, 10 and 12 mutations were enrolled. Body weight and hunger scores for three patients or hyperphagia score for one patient time courses are depicted for four Bardet-Biedl patients demonstrating therapeutic responses to setmelanotide, with both endpoints evaluated over total treatment durations lasting between 12 and 26 weeks, with five to 14 weeks representing time spent in the dose titration period designed to define an individualized therapeutic dose. Four of the five patients showed early, but significant weight loss of 17.8, 7.9, 11.8 and 9.5 kg lost, or 39.2, 17.4, 26.0 and 21.0 lbs. The fifth patient, a patient with a Bardet-Biedl syndrome 1 mutation, did not demonstrate any body weight change after 33 weeks on treatment, including a final 12-week test period on 3.0 mg daily. However, the weight curve for this patient indicated a slowing of prior childhood weight gain as shown in her pediatric growth chart. This patient was a 12-year old with Type 1 diabetes who entered the trial with extremely poor glucose control, with an average blood sugar level, or HbA1c, of 10.1%). We are investigating the reason for the inconsistency between her improvement in hunger and lack of weight loss. During her treatment, her HbA1c showed an improvement to 7.6%. All five patients demonstrated a greater than 50% reduction from baseline in either hunger or hyperphagia scores, and setmelanotide was generally well tolerated in this Bardet-Biedl syndrome Phase 2 proof of concept study.

Our Four Patients in the Setmelanotide Bardet‑Biedl Syndrome Phase 2 Trial who showed improvements in both weight and hunger(1)(2)

BBS Patient #1
25 yr old male - BBS1 Mutation
Starting Weight = 147.5 kg
Starting BMI = 44 kg/m2
Starting Hunger Score = 9.0 pts
WEIGHT* (kg)
HUNGER
1.0 mg
1.5 mg
2.0 mg
2.5 mg
5.0
0.0
-17.8 kg
-12.1%
Weeks
BBS Patient #2
61 yr old female - BBS2 Mutation
Starting Weight = 99.4 kg
Starting BMI = 44 kg/m2
Starting Hunger Score = 7.0 pts
WEIGHT* (kg)
HUNGER
1.0 mg
1.5 mg
2.0 mg
-7.9 kg
-7.9%
2.0
0.0
Weeks
Weight Change (kg)
Morning Hunger Score
Worst Hunger Score

* Figures represent cumulative weight lost in kgs

* Figures represent cumulative weight lost in kgs

FPD: Food Problem Diary; Score Range 0 to 30, higher score means worse result

SEQ: Significant Event Questionnaire, which counts significant food behavior events rarely seen in this population (Y/N for 8 behaviors), so maximum score of 8 points means greatest improvement. Shown in reverse scale so downward movement equals improvement for clarity.

(1)Daily setmelanotide dose adjustments over time are indicated at the top of the panel.

(2)In some cases, dates for entry of weight and hunger assessment data may differ within a single patient.

Phase 2 Proof of Concept Studies Focused on Patients with Monogenic Disorders of the MC4 Pathway: Alström syndrome, Heterozygous Mutations in the MC4 Pathway, and Epigenetic Disorders of the MC4 Pathway

We are conducting Phase 2, proof of concept trials in a variety of monogenic, upstream disorders of the MC4 pathway, including Alström syndrome, POMC heterozygous mutations in the MC4 pathway, and epigenetic disorders of the MC4 pathway. These trials are Phase 2 open label, single arm, proof of concept trials assessing the effect of setmelanotide on the rare genetic disorders of obesity described below. We hypothesize that all of these disorders may be genetically‑defined deficiencies upstream in the MC4 pathway. Each trial includes a three month proof of concept phase at which weight loss, hunger and other metabolic parameters will be evaluated. If patients demonstrate significant weight loss and acceptable safety and tolerability, they will continue in one‑year extensions for evaluation of setmelanotide’s effects at one year and onwards of total therapeutic dosing. Similar to our previous trials, this trial will begin with an initial period of dose titration where the individual patient’s therapeutic dose will be established by upwards dose titration in two week intervals. We plan to enroll approximately five patients for each of these rare genetic populations. We will conduct these trials, as well as the ongoing Bardet‑Biedl syndrome trial described above, under basket protocols, which are designed to capture a broad range of patient populations to be treated under one investigational protocol. We believe this approach is efficient for studying many potential indications, and we intend to add additional populations to these basket protocols over the next one to two years.

The genetic disorders we are studying in our additional Phase 2 proof of concept trials are outlined below.

a.Clinical Development in Alström Syndrome Obesity

Alström syndrome is a life‑threatening, ultra‑rare orphan disease with a prevalence of approximately one in 1,000,000 in North America and we estimate that the addressable patient population for Alström syndrome obesity is approximately 500 to 1,000 patients worldwide. Alström syndrome shares many clinical features with Bardet‑Biedl syndrome, including obesity and hyperphagia, and is also characterized by progressive vision loss, deafness, congestive heart failure, hyperinsulinemia and type 2 diabetes mellitus. Similarly, Alström syndrome is a ciliopathy caused by mutations in the ALMS1 gene, which has also been shown to be important for cilia function. Like Bardet‑Biedl syndrome, recent scientific studies identify genetic deficiencies affecting the MC4 signaling pathway as a potential cause of the obesity and hyperphagia associated with Alström syndrome. Studies in a mouse model of Alström syndrome show a reduction in the number of cilia in specific neurons in the hypothalamus that are critical for MC4 pathway signaling. While Alström syndrome is less well studied than Bardet‑Biedl syndrome, the similar pathophysiology of cilial dysfunction and clinical presentation support that deficiencies in the MC4 pathway are implicated in the obesity and hyperphagia observed in Alström syndrome. Therefore, we hypothesize that setmelanotide treatment can be applied to treat Alström syndrome.

We will enroll Alström syndrome patients who are severely obese, or whose BMI is equal to or greater than 40kg/m2, to provide proof of concept that Alström syndrome patients will also demonstrate decreased hunger and significant weight loss, similar to that seen in patients with POMC deficiency obesity, or LepR deficiency obesity. We have enrolled our first patients for this indication at sites in the United States and Europe, and plan to complete enrollment in 2018. We expect to report preliminary results in the first half of 2018.

b.Clinical Development in MC4 Pathway Heterozygous Deficiency Obesity

MC4 pathway heterozygous deficiency obesity is caused by the loss of one of the two genetic copies of either the genes for POMC, PCSK, or LepR. Animal models support that such heterozygous deficiency in the critical leptin‑melanocortin pathway can result in a strong predisposition to severe obesity. The effect of genetic heterozygous deficiency obesity was first demonstrated for another gene in the MC4 pathway: MC4R heterozygous deficiency obesity. Later data also supported that POMC heterozygous deficiency obesity also results in a strong predisposition to obesity, though the epidemiology and clinical characterization of these patients is less well known. An estimated 2% of severe, early onset obesity patients have POMC heterozygous deficiency obesity, which is much more common than the ultra‑rare POMC deficiency obesity in which both copies of either the POMC or PCSK genes are impaired. Our initial clinical focus will be on the most severely obese MC4 pathway heterozygous patients to test the hypothesis that severely obese heterozygous POMC patients might also respond substantially to setmelanotide treatment.

We will study patients who are severely obese, or whose BMI is equal to or greater than 40kg/m2, and who are heterozygous deficient for POMC. These patients have a heterozygous genetic mutation of the POMC or PCSK gene resulting in full or partial loss of MC4 pathway signaling to the downstream MC4R. The purpose of studying these patients in this trial is to provide proof of concept that severely impaired MC4 pathway heterozygous deficiency obesity patients will also demonstrate significant weight loss, similar to though possibly of less magnitude, as that seen in patients with POMC deficiency obesity or LepR deficiency obesity. We are initiating this trial at sites in the United States and Europe, and expect to complete enrollment in 2018. We expect to report preliminary results in the first half of 2018.

Of particular interest to us are mutations to the section of the POMC gene that is translated into the protein, beta‑melanocyte stimulating hormone (β‑MSH). These mutations have been implicated in human and canine obesity. In 2002, researchers identified one specific heterozygote mutation of β‑MSH, called the R236G mutation, in two children with extreme childhood obesity. This R236G mutation results in an abnormal β‑MSH protein with a markedly reduced ability to activate the MC4R itself, and may also prevent other natural MC4R ligands from activating the MC4R. These combined effects may result in more significant obesity than other heterozygous mutations. The overall prevalence of this mutation is rare, 0.7% of the obese population is estimated to carry this mutation, but our genotyping study of 560 patients with early onset, childhood obesity has identified five heterozygote patients with the R236G mutation, all with severe obesity. Because, in both our genotyping study and in the scientific literature, this mutation is associated with severe obesity and has a relatively‑high observed prevalence, this mutation will be a focus when enrolling our Phase 2 trial in POMC heterozygous obesity.

We also plan to study patients who are heterozygous deficient for LepR deficiency obesity in the near future, though we have not yet initiated study in this population. Less is known about the epidemiology and clinical impact of LepR heterozygous deficiency obesity. In addition, we have hypothesized that patients who are composite heterozygous, or who have heterozygosity in two of the genes of the MC4 pathway, both POMC and LepR, and who therefore might have some impairment at more than one location in the MC4 pathway, might also be responsive to setmelanotide. We plan to begin studying these composite heterozygous patients at a future date.

c.Clinical Development in Patients with Epigenetic Changes at the POMC receptor

In our proof of concept Phase 2 trials, we also plan to study patients suffering from obesity due to a partial lack of MSH due to an epigenetic POMC variant. Epigenetics changes are DNA modifications that can change gene expression without altering the DNA sequence itself. The most stable epigenetic modification is called DNA methylation. Recently, our academic collaborators in Berlin have described a POMC hypermethylation variant, which correlates with increased body weight in children and adults. Therefore, the presence of the POMC genetic/epigenetic variant leads to an increased risk for obesity based on reduced POMC gene activity. We expect that these patients under express the POMC gene product and as a result have a partial MSH deficiency.

There is convincing evidence that such epigenetic variants are potentially major factors for an increased individual risk to develop obesity later in life, and we hypothesize that the most obese patients in their populations may benefit from treatment with setmelanotide. However, epigenetic variation is likely not the only reason for the development of obesity in this patient group, because these variants are also observed in normal weight individuals, although to a lesser extent. At this point, no epidemiology data is available to estimate the size of the POMC epigenetic deficiency obese population.

We will study patients who are severely obese, or whose BMI is equal to or greater than 40kg/m2, and who have hypermethylation at the POMC gene. The purpose of studying these patients in this trial is to provide proof of concept that severely impaired, epigenetic POMC variant obesity patients will also demonstrate significant weight loss similar to, though possibly of less magnitude, as that seen in patients with POMC deficiency obesity or LepR deficiency obesity. We have enrolled our first patients for this indication, and expect to report preliminary results in the first half of 2018.

Phase 1b Clinical Development in Patients with Heterozygous MC4R Gene Mutations

Early studies in downstream MC4 pathway defects demonstrated good efficacy and tolerability, and served as a foundation for potentially greater efficacy in upstream MC4 pathway deficiencies. We established proof of concept for efficacy of setmelanotide in patients with an MC4R heterozygous genetic mutation in one cohort of patients in our Phase 1b clinical trial. This clinical trial was a double‑blind, placebo‑controlled, randomized Phase 1b clinical trial designed to evaluate the effect of setmelanotide on weight loss and safety in obese patients with a heterozygous mutation of the MC4R gene. The initial cohort of eight patients was treated for four weeks with setmelanotide or placebo. The setmelanotide group showed weight loss of 3.48 kg, or 7.67 lbs., approximately 2.62 kg, or 5.78 lbs., more weight loss than the placebo group, which showed weight loss of 0.85 kg, or 1.87 lbs. Other parameters supporting weight loss were also positively impacted by setmelanotide. We believe that these results support the hypothesis that setmelanotide can be effective in weight loss in MC4R deficient patients, and provide evidence of the minimum expected treatment effect of setmelanotide, approximately 0.9 kg/week, or 1.98 lbs./week, of weight loss over four weeks, even in a situation where setmelanotide’s action is on a downstream MC4 pathway that is no longer fully functional due to heterozygous MC4R mutations. However, our focus is on upstream disorders of the MC4 pathway where we hypothesize that setmelanotide can serve as replacement therapy and provide more compelling efficacy.

The following figure depicts preliminary data relating to our setmelanotide Phase 1b clinical trial in MC4 heterozygous deficiency obesity patients:

Setmelanotide Phase 1b Trial MC4 Heterozygous Patients: Placebo Subtracted Differences(1)(2)

(1)Over four weeks of treatment with setmelanotide 0.01 mg/kg/day by continuous SC infusion.

(2)Preliminary data.

In general, we consider a p‑value of 0.05 to be significant. P‑values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. However, it is not possible to determine a p‑value for very small sample sizes, such as one‑ or two‑patient trials.

Other Clinical Initiatives in Genetic Obesity

Genotyping Study

Leveraging new understanding of severe obesity caused by specific genetic defects has the potential to improve both diagnosis and treatment for specific types of life‑threatening obesity. Therefore, we are sponsoring the Genetic Obesity Project, which is dedicated to improving the understanding of severe obesity that is caused by specific genetic defects—particularly rare genetic disorders that result in life‑threatening obesity. As part of that initiative, we have initiated a genotyping study—the Genetic Obesity ID | Genotyping Study—in which eligible patients are genotyped for rare genetic disorders of obesity. The goal is to develop a screening algorithm for selecting patients to be genotyped and diagnosed with POMC deficiency obesity and LepR deficiency obesity, and to guide further genotyping efforts; in addition, it is our expectation that patients who can participate in our clinical trials will be genetically identified. We are currently including other MC4 pathway deficiencies in the study. Key entry criteria for the study include a history of severe, early onset obesity, along with hyperphagia and are consistent with the recently published Pediatric Obesity guidelines published by the Endocrine Society. Study investigators, who are academic experts in childhood obesity, are located in both the United States and Europe. We plan to work with these investigators to publish the results of this study and guidance on the use of the algorithm for screening, to enable more systematic diagnoses of these rare genetic disorders of obesity. Our preliminary results in 560 genotyped patients, described below, suggest we can successfully identify these patients using our algorithms. We intend to validate these early results in larger numbers of patients, but we believe these results provide preliminary support for our genotyping approach.

Number of Patients	Percent	Genetic Defect
2.........................................................................	0.36%	POMC deficiency obesity (PCSK1)
3.........................................................................	0.54%	LepR deficiency obesity
59.......................................................................	10.5%	Heterozygous deficiency
5.........................................................................	0.89%	R236G Heterozygous deficiency

Genetic Epidemiology Studies

We have estimated the patient population for our rare genetic disorders of obesity primarily by identifying patients or by estimating from clinical epidemiology information. Another method to estimate the size of these ultra‑rare populations is by genetic epidemiology—using newly available large genomic databases, both full genome sequencing or exome sequencing, that are now becoming available. We have begun some substantial efforts with a series of such databases and/or collaborators and much of our preliminary work has been with a database of approximately 140,000 genomes, representative of the U.S. population.

While results from this effort are preliminary, they have been very supportive of our clinical epidemiological estimates, even when using conservative assumptions. They support that estimates of the number of patients in the United States who are homozygous deficient in the POMC gene, which is one of the genetic defects causing POMC deficiency obesity, and who are homozygous deficient in the LepR gene are at least as large as our assumptions provided above, if not larger. In addition, the estimates of patients who are homozygous deficient in the PCSK1 gene, which is the other genetic defect causing POMC deficiency obesity, may be substantially larger than our estimates, at more than 1,000 patients in the United States. We have already begun to expand this work into other genomic databases that contain patients with different demographics, and are actively working with a series of academic and industry collaborators. The ongoing expansion of genomic data available in other forums also has the effect of supporting this effort. An important improvement in this effort will be working with data linked to phenotypic information to better characterize the genetic information we are analyzing. However, until these data are confirmed in additional genetic epidemiology databases, we must continue to base our patient population estimates on clinical epidemiological information.

Setmelanotide: Clinical Development Program in Prader‑Willi Syndrome

Prader-Willi Syndrome (“PWS”) is a life threatening, orphan multigenic disease with prevalence estimates ranging from approximately one in 8,000 to one in 52,000, with at least 8,000 diagnosed patients in the United States. A hallmark of PWS is hyperphagia, leading to severe obesity and other complications. For PWS patients, hyperphagia and obesity are the greatest threats to their health, and these patients are likely to die prematurely as a result of choking, stomach rupture, or from complications caused by morbid obesity.

The genetics of PWS are complex, involving many genes on chromosome 15 that are not properly expressed. Recent discoveries highlight that a defect in one of these, the melanoma antigen family L2, or MAGEL2, gene, in rodent models impairs the function of POMC neurons, which are key components of the MC4 pathway. Studies have suggested a link between defects in MAGEL2 in some humans with obesity, hyperphagia, autism spectrum disorders, reduced intellectual ability and most other aspects of behavior and metabolism associated with PWS. However, the connection of PWS with the MC4 pathway is complex.

We have completed a Phase 2 proof of concept, double‑blind, placebo‑controlled, randomized clinical trial in PWS, Study RM‑493‑010, which enrolled 40 patients for four weeks of active setmelanotide treatment, administered once daily by SC injection. This trial was intended to assess the effects of setmelanotide on weight reduction, and PWS‑specific hyperphagia‑related behaviors, as PWS patients do not respond to hunger questionnaires, as well as determine its safety profile. Based on the data from this Phase 2 clinical trial, we do not believe we will be positioned to proceed directly into a Phase 3 clinical trial.

The trial included a two‑week run‑in period, a four‑week double blind, randomized, placebo‑controlled parallel group main trial, a two‑week double‑blind, randomized, placebo‑controlled withdrawal period during which half of the trial patients were randomized to either continue to receive their therapy or be switched to the alternative therapy, from active to placebo, or vice versa, and a two‑week active‑treatment extension. There were four treatment arms in the trial: placebo (N=14); 0.5 mg of setmelanotide SC injection daily (N=4), 1.5 mg of setmelanotide SC injection daily (N=12), and 2.5 mg of setmelanotide SC injection daily (N=10). Patients were 17 to 54 years of age, with a mean BMI of 39.4 kg/m2, and with a genetically confirmed diagnosis of PWS. Primary endpoints for the trial included safety and tolerability, weight loss and hyperphagia, with hyperphagia to be measured by a PWS hyperphagia observer reported outcome, or ORO, questionnaire. Secondary endpoints included dual‑energy x‑ray absorptiometry measurements, pharmacokinetics, effects during the randomized withdrawal stage, and effects on quality of life and food‑related and other behaviors. Primary evaluations were assessed at the end of the four‑week double blind parallel group stage, as well as after the withdrawal stage and open label extension.

The results of the trial showed modest effects on hyperphagia, which did not approach statistical significance, and no effect on weight, though there may have been some small evidence of clinically‑important weight loss in the very small group of patients who were randomized to the highest dose of setmelanotide over the longest interval of treatment (N=4 patients, post‑hoc evaluation, non‑significant). There was good safety and tolerability, providing support for the 2.5 mg daily dose, with only injection site reactions common in both active and placebo groups. There were no serious adverse events, no significant safety issues or changes in labs or other safety parameters, and the one discontinuation was due to injection site reactions.

PWS is a complex multigenic disease, and the hypothesis that PWS is an upstream MC4 pathway disorder is supported primarily on the role of only one of those genes, MAGEL2, in animal models of obesity. Our results may support that PWS is not an upstream MC4 pathway disorder. Alternatively, other design factors may have influenced the outcome of this trial, and we will reassess in 2018 the possibility of future Phase 2 trials in PWS that address these potential factors: longer duration of treatment, younger patient population, improved setmelanotide pharmacokinetics, consideration of higher doses, and operational limitations of the completed Phase 2 trial.

Setmelanotide Clinical Development in General Obesity Patients

Initial studies in general obesity provided preliminary evidence of efficacy and of good tolerability, and served as a foundation for the clinical development of setmelanotide. The general obese population is defined as having a BMI of equal to or greater than 30 kg/m2. In our initial clinical trials, we delivered setmelanotide with continuous SC infusion using an insulin pump. More recently, our administration has been converted to a once daily SC injectable formulation. In addition, we have an ongoing trial to assess the pharmacokinetics of a new, long‑acting formulation of setmelanotide.

The table below summarizes the setmelanotide studies that we conducted in general obese patients under IND # 112595 submitted to the Division of Metabolism and Endocrinology Products, Center for Drug Evaluation and Research, FDA.

Completed and Ongoing Setmelanotide Clinical Trials in the General Obese Population

Short Study Title	Population	Route of Administration Formulation	Number of Subjects/ Patients	Status
RM‑493‑001 Single Ascending Dose Trial in Healthy Obese Subjects	Obesity	Continuous infusion	36 healthy obese subjects	Completed
RM‑493‑002 Multiple Ascending Dose Trial in Healthy Obese Subjects	Obesity	Continuous infusion SC injection	54 healthy obese subjects	Completed
RM‑493‑003 A Phase 2a Weight Loss Trial in Obese Patients using Continuous Infusion	Obesity	Continuous infusion	74 healthy obese subjects	Completed
RM‑493‑005 Pre‑screening Genetic Testing of Healthy Obese Subjects	N/A Genetic Screening Study	N/A	N/A	Completed
RM‑493‑006 A Phase 1b 2‑Period Crossover Trial on Energy Expenditure in Obese Subjects	Energy Expenditure In Obesity	Continuous infusion	12 healthy obese subjects	Completed
RM‑493‑008 A Phase 1 Pharmacokinetic Trial of New Once‑daily Injectable Formulations	PK/Obesity	SC injection	12 healthy obese subjects	Completed
RM‑493‑009 A Staged, Phase 1b/Phase 2a Pharmacokinetic/Weight Loss Trial in Obese Patients using Sub‑Cutaneous Injection	Obesity	SC injection	97 healthy obese subjects	Completed
RM 493 017 A Long‑Acting Formulation PK Study of RM‑493	Obesity	SC injection of long‑acting formulation	30 healthy obese subjects	Ongoing

SC=subcutaneous.

Phase 2 Clinical Development in the General Obese Population

a.Phase 2 Clinical Trial Results with Continuous Infusion

We conducted our first Phase 2 clinical trial of setmelanotide using continuous SC infusion. This was a 12‑week, Phase 2 proof of concept clinical trial in general obese patients using the SC continuous infusion formulation of setmelanotide delivered by an insulin pump. We treated approximately 74 obese patients with either placebo or setmelanotide at a dose of 1.0 mg over 24 hours, with no serious adverse events or other safety indications from laboratory tests, electrocardiograms or vital signs noted in the setmelanotide treatment group. Evaluation of the pharmacokinetics, or blood levels, of setmelanotide from this clinical trial demonstrated that the SC continuous infusion method of drug administration was not optimal. A large number of patients did not meet the target pharmacokinetic exposures of setmelanotide that our Phase 1 clinical trials suggested would have to be achieved in order for setmelanotide to show efficacy. This clinical trial did not demonstrate statistically significant weight loss compared to the placebo. We believe patients in this clinical trial lacked adequate exposure to setmelanotide, and concluded that all future efficacy clinical trials in obese patients should be conducted using the SC injection method. This belief is based on a prior Phase 1 pharmacokinetic trial, which used the SC injection formulation and demonstrated higher pharmacokinetic exposures in obese patients.

b.Phase 2 Clinical Trial with Once Daily SC Injection

We conducted a three‑stage, randomized, placebo‑controlled, Phase 2 12‑week general obesity trial, with approximately 100 obese patients, using our SC injection formulation, primarily with once daily dosing. We designed this Phase 2 clinical trial to bridge between the earlier clinical trials that used continuous infusion and all future clinical trials that use the formulation for once daily SC injection. Therefore, the primary purpose of the staged approach in this trial was to assess if appropriate pharmacokinetic targets could be reached with the new SC injection, first in an in‑patient setting similar to the setting where robust weight loss was demonstrated in the Phase 1 general obesity trial, and then in an outpatient setting.

Overall, setmelanotide demonstrated significant weight loss over 12‑weeks in all stages, with placebo subtracted weight loss, or the difference in the amount of weight gained or lost in the active treatment group as compared to the placebo treatment group, from baseline of −2.78% to −4.69% and p‑values ranging from 0.005 to <0.001. However, weight loss was more pronounced and consistent in the cohort treated with an initial four‑week, observed dosing, inpatient period, for which overall placebo subtracted weight loss from baseline at week 12 ranged from −3.87% to −4.69%, all with p‑values of less than 0.005, with the most pronounced weight loss during the in‑patient period. The once daily SC injection formulation also showed consistent and predictable pharmacokinetic measurements during the four‑week inpatient interval in the first stage, validating the characteristics of the SC injection formulation. However, this trial demonstrated challenges in drug administration and compliance when administered in an outpatient setting in the general obese population.

Setmelanotide Phase 2 SC Injection Trial 4‑week In‑Patient Dosing Period: Percent Weight Loss for

Setmelanotide 1.5 mg/day SC injection vs Placebo over 26 days of Observed Dosing

Phase 1 Clinical Development in the General Obese Population

We have completed a Phase 1 single‑ascending dose, or SAD, clinical trial of setmelanotide, as well as five cohorts in a Phase 1 multiple‑ascending dose, or MAD, clinical trial of setmelanotide. Both clinical trials were in healthy obese subjects, and included a double‑blind, placebo‑controlled randomized escalating dose design. Subjects received treatment in these Phase 1 clinical trials for one day at doses up to 0.1 mg/kg/day, which is a total daily dose of approximately 10 mg/day, and for up to 28 days at doses up to 0.015 mg/kg/day, which is a total daily dose of approximately 1.5 mg/day.

In the SAD clinical trial, our extensive monitoring of heart rate and blood pressure did not demonstrate any clinically meaningful changes with setmelanotide treatment compared with placebo. Similarly, in the MAD clinical trial, there was no evidence of any notable changes in cardiovascular parameters compared to placebo when assessed by 24‑hour ambulatory blood pressure monitoring, or ABPM. We determined that the terminal half‑life of setmelanotide is approximately nine to ten hours, making it suitable for once daily dosing.

Four cohorts of the Phase 1 MAD clinical trial that included doses of greater than 0.01 mg/kg/day, which is approximately 1 mg/day, for two to four weeks, demonstrated placebo subtracted weight loss differences. Most panels showed statistically significant, placebo subtracted weight reduction that ranged from 0.6 to 1.4 kg/week, with a mean of approximately 0.9 kg/week over the two to four weeks of treatment in Phase 1.

Setmelanotide: Phase 1b General Obesity Patients: Placebo Subtracted Differences(1)(2)

(1)Over two to four weeks of treatment with setmelanotide by continuous SC infusion. Placebo subtracted differences are the FDA’s primary weight loss analysis approach, assessing the weight difference between active and placebo treatment groups for changes from baseline for weight.

(2)Preliminary data.

Δ = Placebo subtracted weight loss from baseline.

BID = Two times per day.

Phase 1 Energy Expenditure Clinical Trial

In collaboration with the National Institute of Diabetes, Digestive and Kidney Diseases, we investigated setmelanotide in a Phase 1 clinical trial to determine the effects of setmelanotide on energy expenditure, a mechanism for weight loss, in addition to the well‑known effects of MC4R agonists on appetite and food intake. Twelve obese adults were randomized to receive setmelanotide or placebo by continuous SC infusion over 72 hours, followed immediately by crossover to the other treatment. Setmelanotide showed statistically significant 6.85% increases in resting energy expenditure, supporting a role for setmelanotide in weight regulation. This trial provided the first clinical demonstration that MC4R activation with setmelanotide increases resting energy expenditure in obese humans.

Long‑Acting Setmelanotide Pharmacokinetic Trial

In addition to developing the once daily SC injectable formulation of setmelanotide that we are using in our ongoing clinical trials, in collaboration with Camurus AB, or Camurus, we have developed a once weekly, long‑acting formulation using FluidCrystal® technology. When injected subcutaneously, aqueous body fluid is absorbed by the excipient lipid phase which forms a gel‑like depot consisting of liquid crystals formed in situ leading to slow diffusion of setmelanotide from the depot.

We have compelling preclinical data with the long‑acting formulation: in monkeys, the terminal half‑life of the long‑acting formulation is approximately 105 hours, and in rats, approximately 92 hours. Two‑week toxicology studies in rats have been completed, and the long‑acting formulation was well tolerated. During the two‑week dosing period, animals given setmelanotide had dose‑related, statistically significant lower body weights, from −9.8% to −11.7%, compared to those given placebo controls. Food consumption for animals given setmelanotide was also lower compared to controls, which decreased by approximately −20.5%.

A clinical pharmacokinetic trial is ongoing. It is an ascending‑dose, placebo‑controlled, up to three sequential panel PK trial, and PK and safety/tolerability will be collected for approximately 14 days. Dose for the three panels will range from 2.5 mg up to 30 mg given as a single SC injection.

The results from the 2.5 mg and 10 mg doses are now available. At these doses, setmelanotide long‑acting formulation was well tolerated. The pharmacokinetic data from the 10 mg single subcutaneous dose showed a profile that was consistent with once weekly dosing with a mean pharmacokinetic half‑life of 123 hours.

Following the completion of the single-dose study, we recently completed a multi-dose study evaluating an extended-release, once-weekly formulation of setmelanotide. The formulation, which we are developing in collaboration with Camurus, demonstrated tolerability and pharmacokinetics that support further clinical development. While this data is preliminary, and this formulation is expected to be only ready for submission in 2020, or later, this simpler dosing regimen may provide improvements in patient convenience, and may provide additional advantages in the pediatric population.

Mean Setmelanotide Concentrations (ng/mL) After a Single Subcutaneous Dose of the Long‑Acting Camurus Formulation of Setmelanotide in Healthy Obese Subjects (N=8)

Safety and Tolerability

Historically, clinical data with other MC4R therapies suggested that MC4R‑mediated side effects may include changes in blood pressure and heart rate, increased erections in males, changes in libido and sexual function in females and nausea and vomiting. As a result, primarily due to concerns about blood pressure and heart rate changes, none of these therapies have proceeded to commercialization and no other MC4R agonists are currently in the clinic for the treatment of obesity and/or hyperphagia. It is noteworthy that the pattern of effects differed among each of the other MC4R therapies, underscoring the complex physiology of MC4R. With setmelanotide, there has been little, if any, evidence of blood pressure or heart rate changes, preliminarily supporting an important differentiation of setmelanotide from previous MC4R therapies. Careful monitoring for blood pressure and heart rate changes, as well as other potential adverse events, is included in all setmelanotide clinical trials.

Because of these first generation MC4 therapy failures, the setmelanotide program employed an intensive preclinical screening program to assess clinical candidates for blood pressure and heart rate effects, along with efficacy. The cornerstone of this preclinical screening program was a significant investment in obese primate studies which validated setmelanotide as a promising compound for clinical development.

Setmelanotide was generally well tolerated in our Phase 1 and Phase 2 clinical trials. Overall, except as outlined below, the number and patterns of adverse events was generally low, and the intensity of the adverse events was generally mild, and infrequently led to clinical trial discontinuation.

There has been only a single serious adverse event possibly attributed to setmelanotide in our clinical trials. In our Phase 2 clinical trial with once daily SC injection, one patient was hospitalized for unusual chest pain, but no evidence of any serious respiratory or cardiac cause was found after careful evaluation, and the event was attributed to musculoskeletal pain. There were no treatment‑related changes in physical examination, except as noted below, and few, if any, clinically relevant changes in electrocardiograms, laboratory data and/or anti‑drug antibodies. Overall, there have been six other serious adverse events in the full development program, in addition to the serious adverse event described above: three others on setmelanotide, including left arm numbness, influenza immunization reaction and pancreatitis secondary to pre-existing gallstones.   There were also three serious adverse events during treatment with placebo, consisting of biliary dyskinesia, severe groin strain, and pelvic inflammatory disease. None of these serious adverse events was considered related to setmelanotide treatment.

To demonstrate that setmelanotide has the potential to provide a safe cardiovascular profile, we extensively validated setmelanotide in obese primate preclinical studies, with special attention to cardiovascular effects. The results of these studies supported testing in clinical trials. In the clinical trials, we monitored blood pressure and heart rate extensively, primarily by 24‑hour ABPM. In most clinical trials, there were multiple 24‑hour ABPM periods, both on a pre‑treatment and post‑treatment basis. Trial‑by‑trial review of the 24‑hour ABPM data shows little, if any, evidence of changes in heart rate and/or blood pressure even at the highest doses tested in Phase 1 and Phase 2 clinical trials. We have also conducted an analysis of 24‑hour ABPMs that were obtained pre‑dose and post‑dose across completed studies, which was presented at the Obesity Society in 2015. This included 128 patients, of which 79 were active and 49 were on a placebo. Overall, there was little, if any, evidence of blood pressure or heart rate changes evident from baseline versus placebo in any trial, preliminarily supporting an important differentiation of setmelanotide from previous MC4 therapies. While the preliminary data are encouraging, there will be continued focus on potential cardiovascular risk until addressed in larger and longer clinical trials.

Setmelanotide Phase 2 SC Injection Trial: 24‑hr ABPM (All Studied Patients),

Showing No Adverse Effect of Setmelanotide on Blood Pressure or Heart Rate

In the majority of our trials, there was a small increase in penile erections in male patients, as well as signs of sexual arousal in a small number of female patients. These symptoms were infrequent, generally mild, not painful, and short‑lived. Most often these symptoms were reported in the first week of treatment. There was a small incidence of nausea and vomiting, as well as injection site reactions, both of which usually were reported as mild, early in treatment, and short‑lived. A small number of patients had dose reductions and/or discontinued treatment due to nausea and vomiting.

We also noted darkening of skin and skin lesions, such as moles and freckles, in most patients who received setmelanotide. This was likely caused by activation of the closely related MC1 receptor, the receptor that mediates skin darkening in response to sun exposure. This was observed generally after one to two weeks of treatment, most often plateaued by two to four weeks of treatment, and like sun‑related tanning, generally returned to baseline after cessation of exposure.

Other effects, specifically back pain, headaches, fatigue, diarrhea and arthralgia, have been numerically more frequent in setmelanotide‑treated patients as compared to placebo patients, but most investigators reported these effects to be unrelated to setmelanotide.

While general obese patients are not currently the focus of setmelanotide studies, the FDA and EMA consider the risk and benefit information observed to date with setmelanotide in general obese patients to be supportive of the continued development of this therapy. These data from general obese patients do not raise any new safety concerns and suggest that substantial benefit, as evidenced by weight loss, is possible.

Preclinical Development

Preclinical studies demonstrated the efficacy of setmelanotide in suppressing food intake and body weight gain in diet‑induced obese mice, rats, dogs, and rhesus macaques, as well as in genetic models of obesity, including leptin‑deficient ob/ob mice and obese Zucker, or fa/fa (leptin‑receptor deficient), rats. Furthermore, setmelanotide is associated with restoring insulin sensitivity in nonclinical models of obesity in rodents and lowering of plasma triglycerides, cholesterol, and free fatty acids.

In particular, we demonstrated activity in obese non‑human primates, where approximately 13% weight loss was demonstrated with eight weeks of treatment, without evidence of cardiovascular toxicity. We also studied obese primates in crossover studies to confirm the lack of cardiovascular toxicity by setmelanotide in obese primates. These preclinical studies also confirmed the cardiovascular effects of previous MC4 therapies that had produced cardiovascular toxicity in humans. In contrast, setmelanotide was without cardiovascular effects in head‑to‑head studies.

Lastly, the toxicology program to support the NDA filing of setmelanotide for POMC deficiency obesity is near completion. We completed three‑month toxicology studies in rats and monkeys, with doses and exposures that are more than 300‑fold greater than those at the anticipated clinical doses without evidence of clinically relevant toxicological findings. Similarly, we have also completed chronic toxicity studies (6‑month rat, 9‑month monkey), which in rats provided 219‑ (maximum concentration) and 106‑times (area under the curve), respectively, and in monkeys 282‑ and 82‑times, respectively, the exposures at the anticipated clinical doses compared to the No‑Observed‑Adverse‑Effect‑Level(s) in animals. We have evaluated the potential reproductive and development effects of setmelanotide in rats and rabbits with administration by SC injection, to support the administration of setmelanotide in women of child‑bearing potential. In addition, a juvenile toxicology study has been completed that will support dosing in pediatric patients less than 12 years of age. In addition, we are planning carcinogenicity studies, the longest of which is expected to be two years. The FDA has agreed to permit us to defer carcinogenicity studies until after approval of a new drug application, or NDA, for setmelanotide. We believe this also to be true for the EMA, however, the EMA has not yet provided firm guidance on the need for carcinogenicity studies.

Competition

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

There are no current pharmacological treatments for regulating hunger and hyperphagia‑related behaviors of patients with POMC deficiency obesity, LepR deficiency obesity, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity or POMC epigenetic disorders. Bariatric surgery is not a treatment option for these genetic disorders of obesity because the severe obesity and hyperphagia associated with these disorders are considered to be risk factors for bariatric surgery.

Licensing Agreements

Ipsen Pharma S.A.S.

In February 2010, the Predecessor Company entered into a license agreement with Ipsen S.A.S., or Ipsen, pursuant to which Ipsen granted to it an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize compounds that were discovered or researched by Ipsen in the course of conducting its MC4 program or that otherwise were covered by the licensed patents. Rights under the license included the right to research, develop and commercialize setmelanotide. Pursuant to the license, Ipsen also granted to the Predecessor Company a non‑exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights that were licensed by Ipsen from a third party or that Ipsen may develop in the future to research, develop, and commercialize any of the compounds exclusively licensed by Ipsen pursuant to the license.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Corporate Background and Distribution.”

On March 21, 2013, the LLC entity completed the Corporate Reorganization pursuant to which, among other things, the existing license with Ipsen with respect to the MC4 program is now held separately by us. As a result we hold the rights to the MC4 program, including the rights to develop and commercialize setmelanotide.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Corporate Background and Distribution.”

Under the terms of the Ipsen license agreement, Ipsen will receive payments of up to $40.0 million upon the achievement of certain development and commercial milestones in connection with the development, regulatory approval and commercialization of applicable licensed products, and royalties on future sales of the licensed products. Substantially all of the aggregate payments under the Ipsen license agreement are for milestones that may be achieved no earlier than first commercial sale of the applicable licensed product. Royalties in the mid‑single digits on future sales of the applicable licensed products will be due under the Ipsen license agreement on a licensed product‑by‑licensed product and country‑by‑country basis until the later of the date when sales of a licensed product in a particular country are no longer covered by patent rights licensed pursuant to the Ipsen license agreement and the tenth anniversary of the date of the first commercial sale of the applicable licensed product in the applicable country. The term of the Ipsen license agreement continues until the expiration of the applicable royalty term on a country‑by‑country and product‑by‑ product basis. Upon expiration of the term of the agreement, the licensed rights granted to us under the agreement, to the extent they remain in effect at the time of expiration, will thereafter become irrevocable, perpetual and fully paid‑up licenses that survive the expiration of the term. We have a right to terminate the license agreement at any time during the term for any reason on 180 days’ written notice to Ipsen. Ipsen has a right to terminate the agreement prior to expiration of its term for our material breach of the agreement, our failure to initiate or complete development of a licensed product or our bringing an action seeking to have an Ipsen license patent right declared invalid. Upon any early termination of the license agreement not due to Ipsen’s material breach, all licensed rights granted under the license agreement will terminate.

Camurus

In January 2016, we entered into a license agreement for the use of Camurus’ drug delivery technology, FluidCrystal, to formulate setmelanotide with Camurus. Under the terms of the agreement, Camurus granted us a worldwide license to the FluidCrystal technology to formulate setmelanotide and to develop, manufacture, and commercialize this new formulation for once‑weekly dosing, administered as a SC injection. The license granted to us is specific to the FluidCrystal technology incorporating setmelanotide. Under the terms of the license agreement, we are responsible for manufacturing, development, and commercialization of the setmelanotide FluidCrystal formulation worldwide. Camurus received a non‑refundable and non‑creditable upfront payment of $0.5 million in January 2016, and is eligible to receive progressive payments of approximately $65.0 million, of which the majority are sales milestones. In addition, Camurus is eligible to receive tiered, mid to mid‑high, single digit royalties on future sales of the product.

The term of the agreement continues until the expiration of the applicable royalty term on a country‑by‑country and product‑by‑product basis. Upon expiration of the term of the agreement, the licensed rights granted to us under the agreement, to the extent they remain in effect at the time of expiration, will thereafter become irrevocable, perpetual and fully paid‑up licenses that survive the expiration of the term. We have a right to terminate the license agreement at any time during the term for any reason upon 90 days’ written notice to Camurus. Camurus has a right to terminate the agreement prior to expiration of its term for our material breach of the agreement, if we voluntarily or involuntarily file for bankruptcy, or for our bringing an action seeking to have a Camurus license patent right declared invalid. Upon any early termination of the license agreement not due to Camurus’ material breach, all licensed rights granted under the license agreement will terminate.

Commercial Operations

Our commercial strategies center around creating a well‑informed, supportive genetic obesity community of institutions, healthcare providers, patients, caregivers, and payers to support our ongoing research and development efforts to transform the care of patients with MC4 pathway deficiencies.

Our commercial priorities for the launch of setmelanotide include:

•Improving methods of evaluation and diagnosis of rare genetic obesity patients through enhanced diagnostic capabilities and partnership with key opinion leaders and pediatric endocrinologists in order to more clearly articulate the clinical presentation of these patients to referring physicians;

•Facilitating an integrated genetic obesity community through services that support patient awareness, education, advocacy, and treatment;

•Communicating the burden of rare genetic obesity syndromes to promote advocacy for patient sequencing and support for pricing and reimbursement of setmelanotide; and

•Building a global commercial organization to drive patient identification and enable a successful launch of setmelanotide.

Our management team understands the complexity of rare diseases and we believe has the necessary expertise to be a true partner to patients, caregivers, advocacy, and healthcare teams leading to shared success. We intend to establish a specialty sales force and develop an organizational infrastructure that will support an extensive network of endocrinologists and other physicians treating severe childhood obesity and rare genetic disorders of obesity which in turn we believe will help establish genetic obesity centers of excellence. Our goal is for our field personnel to work directly with patients, caregivers and healthcare providers to facilitate therapy initiation and adherence. We also expect to partner with existing and new advocacy organizations to further educate our patient population on genetic obesity and support coverage for setmelanotide. In addition, we intend to establish our own commercial sales and marketing organization in the United States and core strategic markets and to selectively establish partnerships in markets outside the United States for sales, marketing and distribution.

Patents and Proprietary Rights

We have in‑licensed a large patent portfolio from Ipsen for our melanocortin programs. The portfolio includes multiple patent families, and all of these in‑licensed patent families are being prosecuted or maintained by Ipsen in consultation with us. We have also filed patent applications in four families which are exclusively owned and maintained by us that relate to the melanocortin program.

Our MC4 portfolio of licensed and exclusively owned patent families, which includes setmelanotide, consists of 9 patent families currently being prosecuted or maintained, which include applications and patents directed to compositions of matter, formulations and methods of treatment using setmelanotide. As of May 10, 2017, the portfolio licensed for the MC‑4 program consists of seven issued United States patents and 42 issued non‑United States patents across four of the 9 families. We are actively pursuing six United States patent applications and 48 non‑United States applications in 18 jurisdictions.

In the patent family directed to the composition of matter for setmelanotide, we have two issued United States patents and 21 issued non‑United States patents, including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, New Zealand, Russia and Singapore. The standard 20‑year term for patents in this family would expire in 2026, but the United States patent will expire in 2027 due to a patent term adjustment. Patent term extensions for delays in marketing approval may also extend the terms of patents in this family.

In addition to the patents and patent applications discussed above, we have filed one application co‑owned with Charité‑Universitätsmedizin Berlin, that relates to the melanocortin program, which has not yet entered active prosecution.

Intellectual Property Protection Strategy

We currently seek, and intend to continue seeking, patent protection whenever commercially reasonable for any patentable aspects of setmelanotide and related technology or any new products or product candidates we acquire in the future. Where our intellectual property is not protected by patents, we may seek to protect it through other means, including maintenance of trade secrets and careful protection of our proprietary information. Our license from Ipsen for the melanocortin program require Ipsen, subject to certain exceptions and upon consultation with us, to prosecute and maintain its patent rights as they relate to the licensed compounds and methods. If Ipsen decides to cease prosecution or maintenance of any of the licensed patent rights, we have the option to take over prosecution and maintenance of those patents and Ipsen will assign to us all of its rights in such patents. For those patent rights that we own exclusively, we control all prosecution and maintenance activities.

The patent positions of biopharmaceutical companies are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether the product candidate we in‑license will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction, and furthermore, we cannot determine whether the claims of any issued patents will provide sufficient proprietary protection to protect us from competitors, or will be challenged, circumvented or invalidated by third parties. Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. This potential issue is exacerbated by the fact that, prior to March 16, 2013, in the United States, the first to make the claimed invention may be entitled to the patent. On March 16, 2013, the United States transitioned to a “first to file” system in which the first inventor to file a patent application may be entitled to the patent. Therefore, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or PTO, or a foreign patent office to determine priority of invention. Moreover, we may have to participate in other proceedings declared by the United States PTO or a foreign patent office, such as post‑grant proceedings and oppositions, that challenge the validity of a granted patent. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

Although we currently have issued patents directed to a number of different attributes of our products, and pending applications on others, there can be no assurance that any issued patents would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using specific compounds or technology. To the extent prudent, we intend to bring litigation against third parties that we believe are infringing our patents.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non‑provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States PTO in granting a patent, or may be shortened if a patent is terminally disclaimed over another patent with an earlier expiration date.

As mentioned above, in the United States, the patent term of a patent that covers an FDA‑approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We intend to seek patent term adjustments and extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such adjustments or extensions.

To protect our rights to any of our issued patents and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of those patents or other proprietary rights. These types of proceedings are often costly and could be very time‑consuming to us, and we cannot be certain that the deciding authorities will rule in our favor. An unfavorable decision could result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents or pending patent applications. Any such decision could result in our key technologies not being protectable, allowing third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies from third parties to avoid infringing third‑party patent and proprietary rights. Such a decision could even result in the invalidation or a limitation in the scope of our patents or could cause us to lose our rights under existing issued patents or not to have rights granted under our pending patent applications.

In addition, we intend to seek orphan drug exclusivity in jurisdictions in which it is available. A prerequisite to orphan drug exclusivity in the United States and in the European Union is orphan drug designation. An orphan drug designation may be granted where a drug is developed specifically to treat a rare or uncommon medical treatment. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the United States and 10 years in the European Union. Orphan drug exclusivity does not prevent competitors from developing or marketing different drugs for an indication.

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Manufacturing

We currently contract with a third party for the manufacture of setmelanotide and intend to continue to do so in the future. We have entered into a process development and manufacturing services agreement with CordenPharma International, formerly Peptisyntha SA prior to its acquisition by CordenPharma International, or Peptisyntha, under which Peptisyntha will provide certain process development and manufacturing services in connection with the manufacture of setmelanotide. Under the agreement, we pay Peptisyntha for services in accordance with the terms of mutually agreed upon work orders, which we and Peptisyntha may enter into from time to time. The agreement also provides that, subject to certain conditions, for a period following each product launch date, we will source from Peptisyntha a portion of our requirements for that product being sourced from non‑affiliate third parties. Under the agreement, each party is subject to customary indemnification provisions.

The Peptisyntha agreement will continue, unless earlier terminated pursuant to its terms, until the later of six years from the July 17, 2013 effective date or the completion of all services under all work plans executed in accordance with the terms of the agreement prior to the sixth anniversary of its effective date. The agreement may be extended by us continuously for additional two‑year periods upon written notice to Peptisyntha. We also may terminate the agreement or any work order thereunder upon at least 30 days’ prior written notice to Peptisyntha.

We have also entered into a process development and manufacturing services agreement with Recipharm Monts S.A.S., or Recipharm, under which Recipharm will provide certain process development and manufacturing services in connection with the manufacture of setmelanotide. Under the agreement, we pay Recipharm for services in accordance with the terms of mutually agreed upon work orders, which we and Recipharm may enter into from time to time. Under the agreement, each party is subject to customary indemnification provisions. The Recipharm agreement will continue, unless earlier terminated pursuant to its terms, until the later of three years from the December 21, 2016 effective date or the completion of all services under all work plans executed in accordance with the terms of the agreement prior to the third anniversary of its effective date. The agreement may be extended by us continuously for additional two‑year periods upon written notice to Recipharm. We also may terminate the agreement or any work order thereunder upon at least 60 days’ prior written notice to Recipharm.

Our contract manufacturing agreements give us visibility into the expected future cost of producing setmelanotide at commercial scale. Based upon a range of prices of currently‑marketed therapies indicated for orphan diseases, we believe that our cost of goods for setmelanotide will be highly competitive.

We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the contract manufacturing organizations, or CMOs, with whom we currently work will need to increase scale of production or we expect that we will need to secure alternate suppliers. We have not currently identified alternate suppliers in the event the current CMOs we utilize are unable to scale production. Because we rely on these CMOs, we have personnel with pharmaceutical development and manufacturing experience who are responsible for maintaining our CMO relationships.

Regulatory Matters

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post‑approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other competent authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA approves drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and associated implementing regulations. Biological products, on the other hand, are licensed by the FDA under the Public Health Service Act, or PHSA. With passage of the Biologics Price Competition and Innovation Act of 2009, Congress amended the definition of “biological product” in the PHSA so as to exclude a chemically synthesized polypeptide from licensure under the PHSA. Rather, the Act provided that such products would be treated as drugs under the FDCA. Subsequently, through final guidance issued in April 2015, the FDA indicated that a “chemically synthesized polypeptide” is any alpha amino acid polymer that is made entirely by chemical synthesis and is less than 100 amino acids in size. Accordingly, based on this FDA guidance, we believe that our products will not be treated as biologics subject to approval of a biologics license application, or BLA, by the FDA, and rather will be treated as drug products subject to approval of a new drug application, or NDA, by the FDA pursuant to the FDCA.

The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•submission to the FDA of an IND, which must take effect before human clinical trials may begin;

•approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•performance of adequate and well‑controlled human clinical trials in accordance with current Good Clinical Practices, or cGCPs, to establish the safety and efficacy of the proposed drug product for each proposed indication;

•preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;

•review by an FDA advisory committee, where appropriate or if applicable, as may be requested by the FDA to assist with its review;

•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•satisfactory completion of FDA audits of clinical trial sites to assure compliance with cGCPs and the integrity of the clinical data;

•payment of user fees, per published Prescription Drug User Fee Act, or PDUFA, guidelines for the relevant year, and securing FDA approval of the NDA; and

•compliance with any post‑approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post‑approval studies.

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long‑term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30‑day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30‑day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non‑IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non‑IND foreign studies are conducted in a manner comparable to that required for IND studies.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human Clinical Studies in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•Phase 1: The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well‑controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product, and to provide adequate information for the labeling of the product.

•Phase 4: Post‑approval studies, when applicable, are conducted following initial approval, typically to gain additional experience and data from treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

During the course of clinical development the sponsor often refines the indication and endpoints on which the NDA will be based. For endpoints based on PROs and OROs, the process typically is an iterative one. The FDA has issued guidance on the framework it uses to evaluate PRO instruments, and it may offer advice on optimizing PRO and ORO instruments during the clinical development process, but the FDA usually reserves final judgment until it reviews the NDA.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

In a general guidance meeting with FDA review staff in 2013, following the opening of our independent new drug application for the development of setmelanotide, the FDA provided us with general principles to follow in designing clinical studies for drugs intended for use in an indication targeted to a specific obese population. In 2015, we received further guidance from FDA review staff in a meeting to discuss clinical endpoints and trial design strategies for the study of setmelanotide in patients with rare genetic forms of obesity. At that meeting, the FDA noted its experience in applying regulatory flexibility for drugs intended to treat rare diseases. It indicated that it would take into account factors related to particular patient populations, such as the prevalence and severity of the disease, but also noted that the requirements for a phase 3 program would depend on the effect observed and the robustness of the results. The FDA also indicated that it would exercise flexibility regarding the timing and requirements for certain preclinical toxicology testing. We intend to continue to take advantage of our Breakthrough Therapy designation by continuing to meet regularly with FDA review staff to discuss methods to shorten the development timeline for an indication in POMC deficiency obesity, and to use the knowledge gained to do likewise for other closely‑related indications in rare genetic forms of obesity.

Submission and Review of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, and the sponsor of an approved NDA is also subject to annual product and establishment user fees. For federal fiscal year 2018, the submission of an NDA is subject to an application user fee of $2,421,495. The annual program user fees for fiscal year 2018 is $304,162.

Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses, an exception from the establishment fee when the establishment does not engage in manufacturing the drug during a particular fiscal year and an exception from the product fee for a drug that is the same as another drug approved under an abbreviated pathway. Each category of fees is typically increased annually.

The FDA conducts a preliminary review of an NDA generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten‑month and six‑month review periods run from the date the FDA receives the application. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre‑approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing, e.g., active pharmaceutical ingredients, finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post‑approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Expedited Programs for Serious Conditions: Fast Track, Breakthrough Therapy, Priority Review and Accelerated Approval

The FDA is authorized to designate certain products for beneficial treatment if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These expedited programs are referred to as Fast Track designation, Breakthrough Therapy designation, priority review designation, and accelerated approval.

Fast Track

The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Breakthrough Therapy

A product may be designated as Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross‑disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Priority Review

The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case‑ by‑case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

Accelerated approval is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. Thus, the benefit of accelerated approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with priority review.

Accelerated approval is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post‑approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase 4 or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies, or confirm a clinical benefit during post‑marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the drug. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post‑approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post‑market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post‑Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third‑party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;

•fines, warning letters or holds on post‑approval clinical trials;

•refusal of the FDA to approve pending NDAs or supplements to approved NDAs;

•product seizure or detention, or refusal to permit the import or export of products; or

•injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct‑to‑consumer advertising, communications regarding unapproved uses, industry‑sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off‑label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off‑label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non‑promotional, non‑misleading communication regarding off‑label information, such as distributing scientific or medical journal information. If a company is found to have promoted off‑label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementation regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch‑Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme allowing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference‑listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug...”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch‑Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non‑patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non‑patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three‑year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three‑year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five‑year NCE exclusivity, an award of three‑year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch‑Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Hatch‑Waxman Patent Certification and the 30‑Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•the required patent information has not been filed;

•the listed patent has expired;

•the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired, other than method of use patents involving indications for which the applicant is not seeking approval.

If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non‑patent exclusivity listed in the Orange Book for the branded reference drug has expired.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the FDA Safety and Innovation Act of 2012 (FDASIA) , sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and any other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

In addition, the FDA Reauthorization Act of 2017 (FDARA) requires the FDA to meet early in the development process to discuss pediatric study plans with drug sponsors. The legislation requires the FDA to meet with drug sponsors by no later than the end‑of‑phase 1 meeting for serious or life‑threatening diseases and by no later than 90 days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless and until the FDA promulgates a regulation stating otherwise, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non‑patent and orphan exclusivity. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six‑month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA for that drug for that rare disease or condition. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages, such as tax benefits and exemptions from the PDUFA application fee.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances. Orphan drug exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different indications. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated on its orphan product application, it may not be entitled to exclusivity.

Under FDARA, orphan exclusivity will not bar approval of another orphan drug under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension, also known as patent term restriction, under the Hatch‑Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. Patent term extension is generally available only for drug products whose active ingredient has not previously been approved by the FDA. The restoration period granted is typically one‑half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States PTO reviews and approves the application for any patent term extension in consultation with the FDA.

FDA Approval and Regulation of Companion Diagnostics

If safe and effective use of a therapeutic product depends on an in vitro diagnostic medical device, then the FDA generally will require approval or clearance of that diagnostic, known as an in vitro companion diagnostic device, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostic devices. According to the guidance, for novel drugs, an in vitro companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling.

If the FDA determines that an in vitro companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the in vitro companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the in vitro companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population.

Under the FDCA, in vitro diagnostics, including in vitro companion diagnostic devices, are generally regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. The FDA has generally required in vitro companion diagnostic devices intended to select the patients who will respond to a drug to obtain a PMA for that diagnostic simultaneously with approval of the drug.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well‑controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time‑consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post‑approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

The 21st Century Cures Act

On December 13, 2016, President Obama signed the 21st Century Cures Act, or the Cures Act, into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020, and requires the FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs.

The FDA Reauthorization Act of 2017

On August 18, 2017, President Trump signed the FDA Reauthorization Act of 2017 (FDARA) into law. FDARA reauthorizes the various user fees to facilitate the agency’s review and oversight relating to prescription drugs, generic drugs, medical devices, and biosimilars. The legislation also includes several policy riders that will impact an array of issues within the FDA’s authority including, among others, pediatric study requirements, orphan drug exclusivity, and the approval process for generic drugs.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of setmelanotide to the extent we choose to sell any setmelanotide outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by equivalent competent authorities in foreign jurisdictions before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post‑approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

The process governing the marketing authorization of medicinal products in the European Union entails satisfactory completion of preclinical studies and adequate and well‑controlled clinical trials to establish the safety, quality and efficacy of the medicinal product for each proposed therapeutic indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice, or GCP, and the related national implementing provisions of the individual EU member states govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU member states in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU member states and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation was anticipated to enter into force in 2019, but it is expected to be delayed. The Clinical Trials Regulation will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on‑going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted (member states concerned). Part II is assessed separately by each member state concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU member state. However, overall related timelines will be defined by the Clinical Trials Regulation.

Marketing Authorization

To obtain a marketing authorization for a product under European Union regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the EU member states (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA‑approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product‑specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states and three of the four European Free Trade Association, or EFTA, States, Iceland, Liechtenstein and Norway. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post‑authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU member states and chaired by a non‑voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU member state in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU member states who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU member state cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU member states.

The mutual recognition procedure similarly is based on the acceptance by the competent authorities of the EU member states of the marketing authorization of a medicinal product by the competent authorities of other EU member states. The holder of a national marketing authorization may submit an application to the competent authority of an EU member state requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU member state.

Regulatory Data Protection in the European Union

In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During an additional two‑year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten‑year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re‑evaluation of the risk‑benefit balance by the EMA or by the competent authority of the EU member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU member states may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the European Union market (in case of centralized procedure) or on the market of the authorizing EU member state within three years after authorization ceases to be valid (the so‑called sunset clause).

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life‑threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life‑threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the medicinal product in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition.

Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all EU member states and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the European Union is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•Compliance with the European Union’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post‑authorization studies and additional monitoring obligations.

•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable European Union laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with European Union cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.

•The marketing and promotion of authorized medicinal products, including industry‑sponsored continuing medical education and advertising directed toward the prescribers of medicinal products and/or the general public, are strictly regulated in the European Union notably under Directive 2001/83EC, as amended, and EU member state laws.

Regulatory Procedure Governing CE marking Companion Diagnostics in the European Union

In the European Union, in vitro medical devices are required to conform with the essential requirements of the European Union Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of in vitro diagnostic medical device. The conformity assessment of in vitro diagnostic medical devices can require the intervention of a Notified Body, which is an organization designated by the competent authorities of an EU member state to conduct conformity assessments. The Notified Body will issue a CE

Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the in vitro diagnostic medical device and its manufacturer and their conformity with the requirements of the Directive. This Certificate entitles the manufacturer to affix the CE mark to its medical device after having prepared and signed a related EC Declaration of Conformity. For in vitro diagnostic medical devices which do not require the intervention of a notified body, the manufacturer can issue an EC Declaration of Conformity based on a self‑assessment of the conformity of its products with the Essential Requirements laid down in the in vitro diagnostic medical device Directive.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the E.U. Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Pharmaceutical Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third‑party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use setmelanotide unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Even if setmelanotide is approved, sales will depend, in part, on the extent to which third‑party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third‑party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost‑effectiveness of medical products and services and imposing controls to manage costs. Third‑party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, setmelanotide may not be considered medically necessary or cost effective. A decision by a third‑party payor not to cover setmelanotide could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third‑party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost‑containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third‑party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for setmelanotide will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of setmelanotide or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular medicinal product candidate to currently available therapies or so called Health Technology Assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

Healthcare Law and Regulation

Healthcare providers and third‑party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements and interactions with healthcare professionals, third‑party payors, and patients, among others, are subject to broadly applicable fraud and abuse, anti‑kickback, false claims laws, patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements, particularly once third‑party reimbursement, including under Medicare, Medicaid or other federally‑funded health care programs, becomes available for one or more of our products. The federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to the following:

•the United States federal Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or arranging for or recommending the purchase, lease, or order of any good or service, for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the Anti‑Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti‑Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors and speakers, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti‑kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs;

•the federal civil False Claims Act prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non‑reimbursable uses, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs, and other interactions with prescribers and other customers including those that may have affected their billing or coding practices and submission to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non‑government health benefit programs;

•the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services;

•HIPAA and its implementing regulations, which impose obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•the federal transparency requirements known as the federal Physician Payments Sunshine Act, being implemented as the Open Payments Program requires certain manufacturers of drugs, devices, biologics and medical supplies report payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investments interests held by physicians and their immediate family members. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to submit a report to the Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year; and

•analogous state laws and regulations, such as state anti‑kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non‑governmental third‑party payors, including private insurers.

In addition to the foregoing requirements, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual physicians in these states. Other states prohibit various other marketing‑related activities, including the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Still other states require the posting of information relating to clinical studies and their outcomes and other states and cities require identification or licensing of state representatives. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Numerous federal, state and foreign laws and regulations also govern the privacy and security of health information and the collection, use, disclosure, and protection of health‑related and other personal information, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, such as Section 5 of the FTC Act, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws may face civil penalties.

Compliance with these federal and state laws and regulations will require substantial resources. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, imprisonment, exclusion from government‑funded healthcare programs like Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

For additional information regarding obligations under federal health care programs, refer to the risk factor entitled “If we participate in the Medicaid Drug Rebate Program and fail to comply with our reporting and payment obligations under that program or other governmental pricing programs that we participate in, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”

In the EU, once a marketing authorization is granted for a medicinal product the applicant is required to engage in pricing and reimbursement discussions and negotiate with a separate pricing authority in each of the EU member states. The EU member states governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of the EU member states may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU member states allow companies to fix their own prices for medicinal products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly pharmaceuticals, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. Furthermore, an increasing number of EU member states and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. The EU member states have discretion to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some E.U. Member States. These EU member states include the United Kingdom, France, Germany, Ireland, Italy and Sweden. The HTA process in European Economic Area, or EEA, countries is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.

Healthcare Reform

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to our potential drug candidates are:

•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;

•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•introduction of a price reporting requirement for drugs that are inhaled, instilled, implanted, injected, or infused and not generally dispensed through retail community pharmacies;

•addition of more entity types eligible for participation in the Public Health Service 340B drug pricing program, or the 340B program;

•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. ACA provided that under certain circumstances, IPAB recommendations or recommendations of the Secretary of Health and Human Services will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2025.

Legislative changes to or regulatory changes under the ACA have occurred in the 115th U.S. Congress and under the Trump administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019. Additional legislative changes to and regulatory changes under the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

For additional information regarding healthcare reform, refer to the risk factor entitled “Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations."

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is currently in Phase 3 clinical development for two indications, POMC deficiency obesity and LepR deficiency obesity, and in various phases of development for other indications. We have funded our operations to date primarily through capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity and proceeds from sales of preferred stock and have incurred losses in each year since our inception.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Corporate Background and Distribution.”

Our net loss and comprehensive losses were $33.7 million, $25.9 million and $11.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $110.3 million.  Substantially all of our operating losses have resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for setmelanotide, we will incur significant sales, marketing and outsourced manufacturing expenses. We also will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from setmelanotide, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, setmelanotide. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•initiate and successfully complete later‑stage clinical trials that meet their clinical endpoints;

•initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for setmelanotide as a treatment for obesity caused by genetic deficiencies affecting the MC4 pathway;

•successfully manufacture or contract with others to manufacture setmelanotide;

•commercialize setmelanotide, if approved, by building an internal sales force or entering into collaborations with third parties; and

•achieve market acceptance of setmelanotide in the medical community and with third‑party payors.

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

Through August 2015, we received capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity. In August 2015, December 2015, January 2017 and August 2017, we raised aggregate gross proceeds of $25.0 million, $15.0 million, $20.5 million and $20.5 million, respectively, through our issuance of series A preferred stock. In October 2017 we completed our initial public offering, or IPO of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. We received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs.  As of December 31, 2017, our cash and cash equivalents and short‑term investments were approximately $148.1 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses into the second half of 2019.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain regulatory approval for, and to commercialize, setmelanotide. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

The historical financial information we have included in this Annual Report on Form 10-K may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented. This is primarily because:

•our historical financial information reflects allocations for services historically provided to us by the Predecessor Company and the Relamorelin Company, which allocations may not reflect the costs we now and in the future will incur for similar services as an independent company; and

•our historical financial information does not reflect changes that we have incurred and expect to continue to incur as a result of operating as an independent company and from reduced economies of scale, including changes in cost structure, personnel needs, financing and operations of our business.

Risks Related to the Development of Setmelanotide

Positive results from early clinical trials of setmelanotide may not be predictive of the results of later clinical trials of setmelanotide. If we cannot generate positive results in our later clinical trials of setmelanotide, we may be unable to successfully develop, obtain regulatory approval for, and commercialize setmelanotide.

Positive results from any of our Phase 1 and Phase 2 clinical trials of setmelanotide may not be predictive of the results of later clinical trials. The duration of effect of setmelanotide tested in our Phase 1 and Phase 2 clinical trials was often for shorter periods than that underway in our current pivotal Phase 3 clinical trials. The duration of effect of setmelanotide has only been studied in long‑term durations for a small number of patients in our Phase 2 clinical trials and safety or efficacy issues may arise when more patients are studied in longer trials. It is possible that the effects seen in short‑term clinical trials will not be replicated in long‑term or larger clinical trials. In addition, not all of our trials demonstrated statistically significant weight loss and there can be no guarantee that future trials will do so.

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

We have and will continue to have multiple clinical trials of setmelanotide ongoing, which are designed to include multiple genetically and clinically defined populations under one investigational protocol, although each population is enrolled and analyzed separately. A “basket” trial design could potentially decrease the time to study new populations by decreasing administrative burden, however, these trials may not provide opportunities for acceleration, and do not overcome limitations to extrapolating data from the experience in one disease to other diseases, because safety and efficacy results in each indication are analyzed separately. Accordingly, clinical success in a basket trial, or any trial in one indication, may not predict success in another indication. In contrast, in the event of an adverse safety issue, clinical hold, or other adverse finding in one or more indications being tested, such event could adversely affect our trials in the other indications and may delay or prevent completion of the clinical trials.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway. However, we have completed the key toxicology studies that the U.S. Food and Drug Administration, or the FDA, will require for our first approval, and which we believe the European Medicines Agency, or EMA, will require for approval, which include, among others, chronic toxicity studies, reproductive and developmental toxicity studies, and juvenile toxicology studies. Based on the totality of animal testing results to date, including the lack of any observed genotoxicity or tissue proliferative activity of setmelanotide in chronic toxicity studies, the FDA has agreed to permit us to defer carcinogenicity studies until after approval of a new drug application, or NDA, for setmelanotide. Accordingly, we believe that we will be able to defer all carcinogenicity studies until after we receive regulatory approval to market setmelanotide in the U.S. While we believe this also to be true for the EMA, the EMA has not yet provided firm guidance on the need for carcinogenicity studies and accordingly, there can be no guarantee that we will be able to achieve this deferral which could impact the timing of any potential EU approval.

In addition to the foregoing issue, the FDA has requested that in our chronic rat and monkey studies we re-assess certain cells in brain, renal and liver tissues for the presence of vacuoles, which are common membrane‑bound compartments. The recommendation was based on the FDA’s review of a summary of a monkey study that noted the presence of macrophage aggregates, which are groupings of specific white blood cells, in the choroid plexus, a network of blood vessels and epithelial tissue in the membrane lining outside the brain and spinal cord. The FDA noted that the existence of macrophage aggregates appears to be related to the polyethylene glycol, or PEG, vehicle in the product, rather than setmelanotide itself. A similar question was raised by the competent authorities in France, in connection with the use of PEG in products for younger pediatric indications in discussion of our Pediatric Investigational Plan, or PIP. Based on this, we performed this re-assessment, which confirmed that no additional findings were present in any monkey tissues, but which did find a very small number of rats with vacuolated epithelial cells, or brain surface lining cells, in the choroid plexus of minimal severity that also appeared to be related to the PEG vehicle. We do not believe these findings raise any important safety concerns, in part because of the minimal severity, the localization of these aggregates, the lack of any adverse histopathological changes, and the lack of findings in other tissues. However, neither the FDA nor European regulatory agencies, has indicated that they agree with our position. It is possible the FDA may require us to reflect these findings in the toxicological portion of the product labeling, and this may delay study in the youngest pediatric patients in some European countries, such as France.

Additionally, setbacks may be caused by new safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or European Commission authorization. If we fail to obtain positive results in our Phase 3 clinical trials of setmelanotide, the development timeline and regulatory approval and commercialization prospects for setmelanotide and, correspondingly, our business and financial prospects would be materially adversely affected.

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

We have estimated the potential addressable patient populations with these MC4 pathway deficiencies based on the following sources and assumptions:

•POMC Deficiency Obesity. There are approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we believe our addressable patient population for this deficiency may be approximately 100 to 500 patients in the United States, and a comparable addressable patient population in Europe, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency is often unavailable and currently is rarely performed. Based on discussions with experts in rare diseases, we also believe the number of diagnosed cases could increase several‑fold with increased awareness of this deficiency and the availability of new treatments.

•LepR Deficiency Obesity and POMC Heterozygous Deficiency Obesity. Our addressable patient population estimate for LepR deficiency obesity is approximately 500 to 2,000 patients in the United States, and for POMC heterozygous deficiency obesity is approximately 4,000 patients in the United States, with a comparable addressable patient population for both indications in Europe. Our estimates are based on:

•epidemiology studies on LepR deficiency and POMC heterozygous deficiency in small cohorts of patients comprised of children with severe obesity and adults with severe obesity who have a history of early onset obesity;

•U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than

40 kg/ m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•with wider availability of genetic testing expected for LepR deficiency and POMC heterozygous deficiency and increased awareness of new treatments, our belief that up to 40% of patients with these disorders may eventually be diagnosed.

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

•Bardet‑Biedl Syndrome. Our addressable patient population estimate for Bardet‑Biedl syndrome is approximately 1,500 to 2,500 patients in the United States based on:

•Published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients; and

•We believe that with wider availability of genetic testing expected for Bardet‑Biedl syndrome and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.

•Alström Syndrome. Our addressable patient population estimate for Alström syndrome is approximately 500 to 1,000 patients worldwide. This estimate is based on:

•Published prevalence estimates of one in 1,000,000 in North America, which projects to approximately 325 people in the United States. We believe the majority of these patients are addressable patients; and

•We believe that with wider availability of genetic testing expected for Alström syndrome and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.

•POMC Epigenetic Disorders. There is currently no epidemiology data that defines the prevalence of POMC epigenetic disorders.

We believe that the patient populations in the European Union are at least as large as those in the United States. However, we do not have comparable epidemiological data from the European Union and these estimates are therefore based solely on applying relative population percentages to the Company‑derived estimates described above.

We are conducting additional clinical epidemiology studies to strengthen these prevalence projections. In parallel, we have developed a patient registry for diagnosed patients with POMC deficiency and LepR deficiency (and other genetic disorders of obesity) which will further inform prevalence projections for these rare genetic orders.

Another method to estimate the size of these ultra‑rare populations by genetic epidemiology is using newly available large genomic databases, containing full genome sequencing or exome sequencing. Ultra‑rare orphan diseases are generally categorized as those that affect fewer than 20 patients per million. We have begun some substantial efforts with a series of such databases and/or collaborators. Much of our preliminary work has been with a database of approximately 140,000 genomes, which is representative of the U.S. population. These efforts generally are based on the prevalence of heterozygous mutations, as true null mutations are ultra‑rare, and then standard scientific methods such as the Hardy‑Weinberg equilibrium calculations, are applied to estimate the prevalence in the U.S. population. These methods make assumptions that may not be sufficiently robust for ultra‑rare genetic disorders, and have the inherent variability of estimates for rare events. In addition, the databases currently available only provide limited clinical data, such as, age, weight and BMI, that would be needed to associate genetic defects with severe obesity. Our continued investigations support that the genetic epidemiological estimates are larger than the clinical epidemiological estimates, but we will likely need to reconcile the scientific definition of mutations with the regulatory definition.  However, until these data are confirmed, we must continue to base our patient population estimates on clinical epidemiological information.

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

We currently are treating patients 12 years of age and older in our trials, but we aim to gain regulatory approval and labeling for patients six years of age and older. We have received permission from the FDA and other equivalent competent authorities in the EU member states to enroll these younger patients, aged six to 11, in our pivotal trials. However, there may be issues that preclude the ultimate approval and labeling including, but not limited to, potential disagreement on dose titration, or delivery methods for small doses, or the suitability of patient reported outcomes in younger patients, as well as avoiding over‑suppression of normal appetite in adolescents. In addition, the competent authorities in the EU member states may consider the polyethylene glycol vehicle in the product to carry additional risks in pediatric patients, and may look to new formulations, such as our once-weekly formulation, as being more suitable to younger pediatric patients. We also may not have one-year clinical data in six to 11 year old patients at the time of the POMC NDA filing, if we begin recruiting six to 11 year old patients into our pivotal trials, though we can provide one-year clinical data when it becomes available. We cannot predict if the FDA or other equivalent competent authorities in the EU member states will approve setmelanotide in younger pediatric patients, nor provide an estimate for the timing for approval, if any, for the use of setmelanotide for such patients. Furthermore, if the FDA or other equivalent competent authorities in the EU member states do not approve the use of setmelanotide in this population, the product candidate will not be labeled for promotion for these patients, even if they approve an NDA for setmelanotide for patients 12 and older.

While we have no knowledge of competitors developing product candidates intended to treat MC4 pathway deficiencies, other than Prader-Willi-Syndrome, competitors may emerge. If that were to occur and competitors initiated clinical trials for product candidates that treat the same indications as setmelanotide, patients who would otherwise be eligible for our clinical trials may instead enroll in the clinical trials of our competitors’ product candidates, and could impact our commercial success.

Patient enrollment is also affected by other factors including:

•the severity of the disease under investigation;

•the eligibility criteria for the clinical trial in question;

•the perceived risks and benefits of the product candidate under study;

•the success of efforts to facilitate timely enrollment in clinical trials;

•the patient referral practices of physicians;

•the ability to monitor patients adequately during and after treatment; and

•the proximity and availability of clinical trial sites for prospective patients.

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

We completed Phase 2 clinical trials for setmelanotide in 2016 for POMC deficiency obesity and are currently advancing an ongoing pivotal Phase 3 clinical trial for setmelanotide for POMC deficiency obesity. We completed Phase 2 clinical trials for setmelanotide for LepR deficiency obesity, and are currently advancing an ongoing pivotal Phase 3 clinical trial for setmelanotide in LepR deficiency obesity. These trials are overlapping in timing and duration and; it is possible that a combined NDA may be discussed with the FDA and other regulatory agencies, which would have an impact on NDA timing and complexity.

We have demonstrated proof of concept in Bardet-Biedl syndrome and expect to meet with the FDA in early 2018 to plan a pivotal Phase 3 clinical trial in Bardet-Biedl syndrome that we anticipate we can initiate in 2018. We believe that the Bardet-Biedl syndrome Phase 3 pivotal trial may be somewhat different in design that those for POMC and LepR deficiency obesity, respectively, most likely due to the larger available patient population for inclusion in a clinical study.

We have also initiated Phase 2 clinical trials for Alström syndrome, POMC heterozygous deficiency obesity, and POMC epigenetic disorders. Successful completion of such Phase 3 clinical trials is a prerequisite to submitting an NDA to the FDA, a marketing authorization application to the EMA, and other applications for marketing authorization to equivalent competent authorities in foreign jurisdictions, and consequently, the ultimate approval and commercial marketing of setmelanotide. While we believe that a transition from proof of concept to pivotal trials may be more straight-forward for Alström syndrome, it is likely that Phase 2 clinical trials will be longer and more complex for POMC heterozygous deficiency obesity and POMC epigenetic disorders, due to the greater variety of clinical presentation in those conditions.

We do not know whether our planned additional Phase 2 or Phase 3 clinical trials will begin or whether any of our clinical trials will be completed on schedule, if at all, as the commencement and successful completion of clinical trials can be delayed or prevented for a number of reasons, including but not limited to:

•the FDA or other equivalent competent authorities in foreign jurisdictions may deny permission to proceed with our planned Phase 3 clinical trials or any other clinical trials we may initiate, or may place a clinical trial on hold;

•delays in filing or receiving approvals or additional IND that may be required;

•negative results from our ongoing and planned preclinical studies, or the FDA or other equivalent competent authorities in foreign jurisdictions requiring additional preclinical studies;

•delays in commencing additional necessary preclinical studies, including carcinogenicity and juvenile toxicology studies;

•delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•since many already diagnosed patients are at academic sites, delays in conducting clinical trials at academic sites due to the particular challenges and delays typically associated with those sites, as well as the lack of alternatives to these sites which have already-diagnosed patients;

•inadequate quantity or quality of setmelanotide or other materials necessary to conduct clinical trials, including delays in the manufacturing of sufficient supply of finished drug product;

•difficulties in obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites;

•challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•severe or unexpected drug‑related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;

•delays in identifying and recruiting patients with any of the genetic causes of obesity in indications that we are targeting;

•disagreement by the FDA, other regulatory agencies or the equivalent competent authorities in foreign jurisdictions with our clinical trial designs, which may in turn cause delays in initiating our clinical trials, or may lead to rejection of our interpretation of data from clinical trials or to changes in the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•the requirement to have a placebo controlled study even though the FDA and EMA did not impose one for POMC deficiency obesity, as we cannot be certain that this will be true for other indications or that the FDA or EMA, an advisory committee or the equivalent competent authorities in foreign jurisdictions will not change its guidance, as it has done so in the past for other open control trials;

•uncertainty related to the length of placebo‑controlled intervals in clinical trials;

•the need to perform non‑inferiority trials, which can be larger, longer and more costly, if treatment is approved for similar indications;

•potential delays in the initiation of our clinical trials of LepR deficiency obesity due to the fact that we have not yet had discussions with the FDA regarding clinical trials for LepR deficiency obesity and, accordingly, do not know if the FDA will disagree with our clinical trial design;

•POMC heterozygous deficiency may have additional challenges, including that the FDA the EMA, or the equivalent competent authorities in foreign jurisdictions may require that we show that setmelanotide works better in these patients than in the genetically normal population; other challenges associated with these patients may include additional delays in initiating clinical trials for this indication due to uncertainty about the subset of these patients who will respond effectively to setmelanotide and the lack of discussion for this indication with the FDA;

•reports from preclinical or clinical testing of other weight loss therapies may raise safety or efficacy concerns; and

•difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side‑effects, personal issues or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA or other equivalent competent authorities in foreign jurisdictions, the IRBs or ethics committees at the sites where the IRBs or the ethics committees are overseeing a clinical trial, a data and safety monitoring board, or DSMB, or Safety Monitoring Committee, or SMC, overseeing the clinical trial at issue or other equivalent competent authorities due to a number of factors, including, among others:

•failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols;

•inspection of the clinical trial operations or trial sites by the FDA or other equivalent competent authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;

•unforeseen safety issues, adverse side effects or lack of effectiveness;

•changes in government regulations or administrative actions;

•problems with clinical trial supply materials; and

•lack of adequate funding to continue the clinical trial.

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

In addition, as part of commencing our Phase 3 clinical trial for setmelanotide in POMC deficiency obesity, we sought FDA concurrence with, and received substantial input on, the use of Patient Reported Outcome, or PRO, and Observer Reported Outcome, or ORO questionnaires for measuring subjective endpoints for changes in hunger and/or food‑seeking behavior and compulsions. We believe we can apply the same guidance to our future pivotal trials in other indications. A PRO is a measurement based on a report that comes from the patient about the status of a patient’s health condition, without amendment or interpretation of the patient’s response by a clinician or anyone else. An ORO is a measurement based on an observation by someone other than the patient or a health professional, such as a parent, spouse or other non‑clinical caregiver who is in a position to regularly observe and report on a specific aspect of the patient’s health. In our Phase 3 clinical trials for setmelanotide, based on the FDA feedback, we plan to measure the ability of setmelanotide to mitigate hunger and/or hyperphagia, the overriding physiological drive to eat, through PRO and ORO questionnaires. The questionnaires are designed to elicit feedback from patients on how well setmelanotide decreases their hunger, and from their family members or caregivers on the effect of setmelanotide on the patients’ food seeking behavior.

To our knowledge, no sponsor of an approved drug has yet used PRO or ORO questionnaires to generate data on hyperphagia or hunger mitigating endpoints. Because we may be relying on clinical endpoints that have not previously been the subject of prior FDA approvals, there is a risk that the FDA or other equivalent competent authorities in foreign jurisdictions may not consider the endpoints to provide evidence of clinically meaningful results or that results may be difficult for the FDA to interpret, in particular for the pediatric age group. If we experience delays in our ongoing validation of our PRO or ORO questionnaires, or do not receive agreement with those proposed questionnaires based on the conceptual framework, content reliability, other measures of validity, or their ability to detect changes in hyperphagia or hunger, or we experience difficulties in the methods of statistical analysis for hunger and hyperphagia, we may experience delays in our trials or in product approval as well as be unable to reference data on hyperphagia or hunger in our product labeling. Finally, our Phase 3 clinical trials will be assessing hunger using multiple methods, some of which were previously used in Phase 2, but some of which were initiated in Phase 3 trials and for which little data is available. Hence it is possible that the effects on hunger seen in Phase 2 trials may differ with some of the new methodologies for assessing hunger being used in Phase 3 trials, or may not support language in the proposed product labeling.

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

Setmelanotide is an MC4R agonist. Potential side effects of MC4R agonism, which have been noted either with setmelanotide or with other MC4R agonists in clinical trials and preclinical studies, may include:

•adverse effects on cardiovascular parameters, such as increases in heart rate and blood pressure;

•erections in males and similar effects in women, such as sexual arousal, clitoral swelling and hypersensitivity;

•nausea and vomiting;

•reduced appetite;

•effects on mood, depression, anxiety and other psychiatric manifestations; and

•other effects, specifically back pain, headaches, fatigue, diarrhea and joint pain, that have been seen numerically more frequently in setmelanotide‑treated patients as compared with placebo patients.

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

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and they are subject to our further review and analysis. The only serious adverse event possibly attributed to setmelanotide in our clinical trials was one report of atypical chest pain seen in our Phase 2 clinical trial with once daily SC injection, although there was no evidence of any serious respiratory or cardiac cause on careful examination. Overall, there have been six other serious adverse events in the overall clinical development program in addition to the serious adverse event described above: three others during treatment on setmelanotide, left arm numbness, influenza immunization reaction and pancreatitis secondary to pre-existing gallstones. There were also three serious adverse events during treatment with placebo, including biliary dyskinesia, severe groin strain and pelvic inflammatory disease. None of these serious adverse events was considered related to setmelanotide.

We are also initiating trials of setmelanotide in potential new indications that include patients who might have more serious underlying conditions, such as Alström syndrome and lipodystrophy. It is possible that the underlying conditions in these patients, such as congestive heart failure, pancreatitis, and potentially other conditions may confound the understanding of the safety profile of setmelanotide.

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

Further, if setmelanotide receives marketing approval and we or others identify undesirable side effects caused by the product, or any other similar product, before or after the approval, a number of potentially significant negative consequences could result, including:

•regulatory authorities may request that we withdraw the product from the market or may limit their approval of the product through labeling or other means;

•regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;

•the FDA and other equivalent competent authorities in foreign jurisdictions may require the addition of a Risk Evaluation and Mitigation Strategy, or REMS, or other specific obligations as a condition for marketing authorization due to the need to limit treatment to rare patient populations, or to safety concerns;

•we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;

•we may decide to remove the product from the marketplace;

•we could be sued and held liable for injury caused to individuals exposed to or taking the product; and

•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of setmelanotide and could substantially increase the costs of commercializing setmelanotide and significantly impact our ability to successfully commercialize setmelanotide and generate revenues.

Although we have been granted orphan drug designation for setmelanotide in treating POMC deficiency obesity and LepR deficiency obesity, we may be unable to obtain orphan drug designation for other uses or to obtain exclusivity in any use. Even with exclusivity, competitors may obtain approval for different drugs that treat the same indications as setmelanotide.

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

Although we have been granted orphan drug designation for setmelanotide in treating POMC deficiency obesity and LepR deficiency obesity, if we request orphan drug designation for setmelanotide for other uses, there can be no assurance that the FDA will grant such designation. For example, if the population of patients who would be appropriate candidates for a drug is 200,000 or more individuals, the drug may not qualify for orphan drug designation, even if the population for which the sponsor seeks approval is lower than 200,000. Additionally, the designation of setmelanotide as an orphan drug does not guarantee that the FDA will accelerate regulatory review of, or ultimately approve, setmelanotide.

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

We have entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus’ drug delivery technology, FluidCrystal, to formulate setmelanotide. This formulation, if successfully developed for setmelanotide, will be delivered subcutaneously, similar to our current formulation, except that we anticipate it will be injected once weekly. The initial Phase 1 pharmacokinetic data from healthy obese volunteers supports once-weekly dosing, but has only been administered for short durations. It is possible that the tolerability profile and/or pharmacokinetics in patients will not be similar to that of healthy obese volunteers, making development of this product more complex. In addition, we have not consulted with regulatory agencies about the path for approval of the once-weekly formulation, and, accordingly, we cannot estimate the time, cost, and probability of success for approval. The Camurus formulations have also not been approved for any product at this time, which further complicates our understanding for the path to approval.

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

We also are discussing with the FDA the specific mutations, or variants, that will define each indication for which we intend to seek approval. Our efforts have focused on loss-of-function variants that effectively inactivate the genes in the MC4 pathway, and we have proposed rules to define these variants for approval, and which can be used to categorize new variants as they are identified. It is still uncertain if the FDA will agree to our proposed definitions or use alternative approaches for categorizing and validating these variants.

In addition, we intend to apply genetic tests to address goals beyond seeking FDA approval of setmelanotide, including to support efforts to explore and expand the diagnosis of patients with genetic causes of obesity, and to assist in building awareness of these illnesses. As such, we may develop or work with partners to develop additional genetic tests in the area of genetic obesity, including panels that may study a larger number of genes. There are many factors that might influence the success of these efforts, which could be impactful on our commercial efforts, including the cost, analytical methods, and the ability to provide clinical and diagnostic information to patients and doctors.

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

Although we have been granted orphan drug designation for setmelanotide in treating PWS, we are not moving directly towards a Phase 3 trial in PWS at this time, but instead will be assessing how to proceed in another Phase 2 trial. We do not know the probability that we will be able to proceed to Phase 3 and/or approval, even when these efforts are completed. In addition, the experience by others suggests that PWS patients are high risk for adverse experiences and for this, and many other reasons, clinical trials in that population are extremely challenging. It may be both difficult to determine if adverse effects in this population are due to the disease, setmelanotide or some combination of both. PWS is a complex multigenic disease, and the hypothesis that PWS is an upstream MC4 pathway disorder is supported primarily on the role of only one of those genes, MAGEL2, in animal models of obesity. Our results may support that PWS is not an upstream MC4 pathway disorder. Alternatively, other design factors may have influenced the outcome of this trial, and we will be reassessing in 2018 the possibility of future Phase 2 trials in PWS that address the following potential factors: duration of treatment, younger age of population, improved setmelanotide pharmacokinetics, consideration of higher doses, and operational limitations of the completed Phase 2 trial. There can be no assurances that some of the factors that affected the results of the PWS trials will not also adversely impact the results of our trials for other indications.

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

Market acceptance of setmelanotide, if approved, will depend on a number of factors, including, among others:

•the ability of setmelanotide to treat obesity caused by certain genetic deficiencies affecting the MC4 pathway and, if required by any competent authority in connection with the approval for these indications, to provide patients with incremental health benefits, as compared with other available treatments, therapies, devices or surgeries;

•the relative convenience and ease of SC injections as the necessary method of administration of setmelanotide, including as compared with other treatments for obese patients;

•the prevalence and severity of any adverse side effects associated with setmelanotide;

•limitations or warnings contained in the labeling approved, as well as the existence of a REMS, for setmelanotide by the FDA or the specific obligations imposed as a condition for marketing authorization imposed by other equivalent competent authorities in foreign jurisdictions, particularly by the European Commission;

•availability of alternative treatments, including a number of obesity therapies already approved or expected to be commercially launched in the near future;

•the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•the ability of setmelanotide to treat the maximum range of pediatric patients, and any limitations on its indications for use, such as if the labeling limits the approved population to patients ages 12 and above;

•the strength of marketing and distribution support and timing of market introduction of competitive products;

•publicity concerning setmelanotide or competing products and treatments;

•pricing and cost effectiveness;

•the effectiveness of our sales and marketing strategies;

•our ability to increase awareness of setmelanotide through marketing efforts;

•our ability to obtain sufficient third‑party coverage or reimbursement;

•the willingness of patients to pay out‑of‑pocket in the absence of third‑party coverage; and

•the likelihood that the FDA or other equivalent competent authorities in foreign jurisdictions may require development of a REMS as a condition of approval or post‑approval, may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution or sales of setmelanotide.

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

The use of setmelanotide in clinical trials and the sale of setmelanotide, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with setmelanotide. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design or a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection laws and any equivalent laws in foreign countries. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•withdrawal of patients from our clinical trials;

•substantial monetary awards to patients or other claimants;

•decreased demand for setmelanotide or any future product candidates following marketing approval, if obtained;

•damage to our reputation and exposure to adverse publicity;

•litigation costs;

•distraction of management’s attention from our primary business;

•loss of revenue; and

•the inability to successfully commercialize setmelanotide or any future product candidates, if approved.

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

We enter into agreements with third‑party CROs to provide monitors for and to manage data for our ongoing clinical trials. We rely heavily on these parties for the execution of clinical trials for setmelanotide and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through the clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. However, we remain responsible for the conduct of these trials and are subject to enforcement which may include civil and criminal liabilities for any violations of FDA rules and regulations and the comparable foreign regulatory provisions during the conduct of our clinical trials. Outside parties may:

•have staffing difficulties;

•fail to comply with contractual obligations;

•devote inadequate resources to our clinical trials;

•experience regulatory compliance issues;

•undergo changes in priorities or become financially distressed; or

•form more favorable relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with current Good Clinical Practices, or cGCPs, which are guidelines enforced by the FDA, the Competent Authorities of the EU member states and equivalent competent authorities in foreign jurisdictions for any products in clinical development. The FDA enforces these regulations and cGCP guidelines through periodic inspections of clinical trial sponsors, principal investigators, and trial sites, and IRBs. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other equivalent competent authorities in foreign jurisdictions may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under current Good Manufacturing Practices, or cGMPs. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

We do not have long‑term supply agreements in place with our contractors, and each batch of setmelanotide is individually contracted under a quality and supply agreement. If we engage new contractors, such contractors must be approved by the FDA and other equivalent competent authorities in foreign jurisdictions. We will need to submit information to the FDA and other equivalent competent authorities in foreign jurisdictions describing the manufacturing changes. If manufacturing changes occur post‑approval, the FDA may have to approve these changes. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of setmelanotide, if approved. Our current scale of manufacturing appears adequate to support all of our current needs for clinical trial supplies for setmelanotide. If setmelanotide is approved, we will need to identify CMOs or partners to produce setmelanotide on a larger scale.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect setmelanotide;

•any of our pending patent applications will issue as patents;

•we will be able to successfully commercialize setmelanotide, if approved, before our relevant patents expire;

•we were the first to make the inventions covered by each of our patents and pending patent applications;

•we were the first to file patent applications for these inventions;

•others will not develop similar or alternative technologies that do not infringe our patents;

•any of our patents will be found to ultimately be valid and enforceable;

•any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•we will develop additional proprietary technologies or product candidates that are separately patentable; or

•our commercial activities or products will not infringe upon the patents of others.

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

In addition, in order to avoid infringing the intellectual property rights of third parties and any resulting intellectual property litigation or claims, we could be forced to do one or more of the following, which may not be possible and, even if possible, could be costly and time‑consuming:

•cease development and commercialization of setmelanotide;

•pay substantial damages for past use of the asserted intellectual property;

•obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•in the case of trademark claims, rename setmelanotide.

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

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Setmelanotide, which is currently in Phase 3 clinical development as a treatment for genetic deficiencies affecting the MC4 pathway, including POMC deficiency obesity and LepR deficiency obesity, and which will initiate Phase 3 clinical development in Bardet-Biedl syndrome in 2018, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization. The clinical trials of setmelanotide are, and the manufacturing and marketing of setmelanotide will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non‑clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and approval, if any, may be conditional on post‑marketing studies and surveillance, and will require the expenditure of substantial resources beyond the proceeds we raised from our IPO. When a sponsor relies exclusively or predominantly on foreign clinical data, the FDA may require a showing that those data are applicable to the U.S. population and U.S. medical practice, which in some cases may require bridging studies or other evidence. Of the large number of drugs in development in the United States and in other countries, only a small percentage will successfully complete the FDA regulatory approval process or the equivalent process in foreign jurisdictions and will be commercialized. In addition, we have not discussed all of our proposed development programs with the FDA of the competent authorities of foreign jurisdictions. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot assure you that setmelanotide will be successfully developed or commercialized.

We are not permitted to market setmelanotide in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdictions until we receive the requisite approval from such countries. We have two Phase 3 clinical trials underway, one each for the treatment of POMC deficiency obesity and LepR deficiency obesity, and plan to initiate a third Phase 3 trial for Bardet-Biedl syndrome in 2018. Under our current development program, we plan to conduct a single Phase 3 clinical trial for POMC deficiency obesity. To date, in our ongoing discussions with the FDA, the agency has not asked for additional Phase 3 trials in POMC deficiency obesity, but the agency could still require us to conduct additional Phase 3 clinical trials for this indication. Moreover, for POMC deficiency obesity, the FDA has provided clear advice in the past, but could at any time alter its previous advice on many aspects of the trial—the small size, the primary and key secondary endpoints, the open label design, the amount of past medical history available on individual patients, the statistical analysis plan, the definition of clinically‑relevant success for the protocol, entry of patients ages six or over—all of which may impact the timing and ability to obtain FDA approval. For example, the FDA asked us in December 2017 to switch the order of our primary and key secondary endpoints for weight in our POMC deficiency Phase 3 protocol. While this might be favorable as the new primary endpoint has increased statistical power - the ability to produce a positive study result - this change occurred after the Phase 3 trial had started and may result in additional complexities such as more attention to compliance and retention. There are other aspects of the trial for which we have not received advice from the FDA, such as the number of U.S. versus non‑U.S. patients and the number of patients with POMC gene defects versus the number of patients with PCSK1 defects, which could also impact the timing of and our ability to obtain FDA approval. We have received FDA comments that indicate the Phase 3 program for LepR deficiency can be similar to POMC deficiency, but we have not yet discussed with the FDA the protocol for a Phase 3 program for LepR deficiency obesity in detail.  Therefore, the timeline for enrollment, availability of data, and cost of conducting such trials are less certain, and could be less favorable than those applicable to the POMC deficiency obesity program.

In addition, the FDA and other equivalent competent authorities in foreign jurisdictions will expect for there to be little, or no introduction of bias in the open‑label Phase 3 trials. Accordingly, we proposed to the FDA that little, if any, efficacy data will be available to us in any form until the Phase 3 trials are complete.

The FDA or other regulatory authorities and other equivalent competent authorities in foreign jurisdictions will also require that we conduct one or more pivotal trials for each other indication sought. In addition, we are not sure if one or more Phase 3 trials would be required for approval in each other indication. The need and length of placebo‑controlled data in these pivotal trials and the number of patients required for these approvals is also unclear. We expect to seek an indication for obesity caused by monogenic deficiencies affecting the MC4 pathway. We are currently conducting Phase 3 trials for treatment of setmelanotide in POMC deficiency obesity and LepR deficiency obesity and initiating a Phase 3 trial for treatment of Bardet‑Biedl syndrome.

We are currently conducting Phase 2 trials in Alström syndrome, POMC heterozygous deficiency obesity, and POMC epigenetic disorders. If the clinical data meet key primary and secondary endpoints for safety and efficacy, our overall clinical program may be less time consuming and require fewer patients than might a program for a broader obesity indication. We will be determining if the trial meets “proof of concept” in each of these indications in our own judgment. There is no certainty that the FDA, other competent authorities, or outside investors will agree with our determination, which might impact on the ability to transition to Phase 3 studies.

In the European Union we are currently conducting the Phase 3 clinical trial RM‑493‑012 in Germany, France, and the United Kingdom for POMC deficiency obesity and we are also conducting this trial in Canada. On March 23, 2017, we received EMA scientific advice on the appropriateness and sufficiency of the non‑clinical and clinical development programs to support an initial marketing authorization application in POMC deficiency obesity. The EMA scientific advice included preliminary advice on the clinical trial RM‑493‑012. The EMA expressed general support for the ongoing Phase 3 program in POMC deficiency obesity. The EMA, advised that the regulatory strategy for a rare disorder is supported, and that the EMA may have to rely on scarce data. The EMA advised, however, that we need to consider whether full approval, approval under conditional or exceptional circumstances would be the most appropriate pathway for application for POMC deficiency obesity.

In the European Union we are currently conducting the Phase 3 clinical trial RM 493 015 in Germany, France, Netherlands, and the United Kingdom, in LepR deficiency obesity.  We are also conducting this study in the United States. We have not obtained EMA scientific advice for the LepR deficiency indication.

Given the orphan status of setmelanotide for the treatment of POMC deficiency in the European Union the marketing authorization application for a POMC deficiency obesity indication will likely be submitted via the centralized procedure. In addition, have submitted a pediatric investigation plan for setmelanotide to the EMA Pediatric Development Committee in 2017.

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

Our plan is to expand our internal clinical development operations and capabilities so that we can continue to enroll and manage our Phase 2 clinical trials, and enroll and manage our Phase 3 clinical trials, such that, if the clinical trials are successful, we can file an NDA for POMC deficiency obesity in the United States by 2019 or early 2020. We believe we have finalized the design, timing and size of our Phase 3 trial for POMC deficiency obesity with the FDA but we cannot assure you that the trial will not be subject to further modification or that it will be completed on time. In addition, obtaining approval of an NDA and the approval of a marketing authorization application from the European Commission is a complex, lengthy, expensive and uncertain process, and the FDA, EMA or equivalent competent authorities in foreign jurisdictions may delay, limit or deny approval of setmelanotide for many reasons, including, among others:

•the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•we may not be able to demonstrate to the satisfaction of the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions that setmelanotide is safe and effective in treating obesity caused by certain genetic deficiencies affecting the MC4 pathway;

•the results of our clinical trials may not be interpretable or meet the level of statistical or clinical significance required by the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions for marketing approval. For example, the potential unblinding of setmelanotide studies due to easily identifiable adverse events may raise the concern that potential bias has affected the clinical trial results;

•the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with the number, size, conduct or implementation of our clinical trials;

•the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may require that we conduct additional clinical trials or pre‑clinical studies;

•the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions or the applicable foreign regulatory agency may identify deficiencies in our chemistry, manufacturing or controls of setmelanotide;

•the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may find the data from preclinical studies and clinical trials insufficient to demonstrate that clinical and other benefits of setmelanotide outweigh its safety risks;

•the FDA, the EMA, or other equivalent competent authorities in foreign may disagree with our interpretation of data from our preclinical studies and clinical trials;

•the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not approve the formulation, labeling or specifications of setmelanotide;

•the FDA, the EMA, or other equivalent competent authorities in foreign may not accept data generated at our clinical trial sites;

•if and when our NDA or our marketing authorization application is submitted and reviewed by an advisory committee, the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•the FDA may require development of a REMS as a condition of approval or post‑approval, or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution, or sales of setmelanotide. In addition, the European Commission may grant only conditional approval marketing authorization or impose specific obligations as a condition for marketing authorization, or may require us to conduct post authorization safety studies as a condition of grant of marketing authorization;

•the FDA or other equivalent competent foreign regulatory agency may deem our manufacturing processes or our facilities or the facilities of our CMOs inadequate to preserve the identity, strength, quality, purity, or potency of our product; or

•the FDA, the European Commission, or the equivalent competent authorities in foreign jurisdictions may change its approval policies or adopt new regulations and guidance.

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

Even if we receive marketing approval for setmelanotide, regulatory authorities may impose significant restrictions on setmelanotide’s indicated uses or marketing or impose ongoing requirements for potentially costly post approval studies. Setmelanotide will also be subject to ongoing requirements by the FDA, the EMA, and the competent authorities in the EU member states, governing labeling, packaging, storage, advertising, promotion, marketing, distribution, importation, exportation, post‑approval changes, manufacturing, recordkeeping, and submission of safety and other post market information. The FDA and the other competent foreign authorities have significant post market authority, including, for example, the authority to require labeling changes based on new safety information and to require post market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post approval, the submission of a REMS, which may include Elements to Assure Safe Use, or ETASU. Any REMS required by the FDA may lead to increased costs to assure compliance with new post approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other equivalent competent authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with setmelanotide, such as adverse events of unanticipated severity or frequency, or problems with the facility where setmelanotide is manufactured, a regulatory agency may impose restrictions on setmelanotide, the manufacturer or us, including requiring withdrawal of setmelanotide from the market or suspension of manufacturing. If we, setmelanotide or the manufacturing facilities for setmelanotide fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

•issue warning letters or untitled letters;

•seek an injunction or impose civil or criminal penalties or monetary fines;

•suspend or withdraw marketing approval;

•suspend any ongoing clinical trials;

•refuse to approve pending applications or supplements to applications submitted by us;

•suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•seize or detain setmelanotide, refuse to permit the import or export of setmelanotide, or request that we initiate a product recall.

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

Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively the ACA. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates and that are approved for sale, are the following:

•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;

•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•introduction of a price reporting requirement for drugs that are inhaled, instilled, implanted, injected, or infused and not generally dispensed through retail community pharmacies;

•addition of more entity types eligible for participation in the Public Health Service the 340B drug pricing program, or the 340B program;

•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. ACA provided that under certain circumstances, IPAB recommendations or recommendations of the Secretary of Health and Human Services will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Legislative changes to or regulatory changes under the ACA have occurred in the 115th U.S. Congress and under the Trump administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019.  Further, in the Bipartisan Budget Act of 2018, the Medicare Part D coverage gap discount program was revised to increase drug manufacturers’ discount levels under the program.  Additional legislative changes to and regulatory changes under the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

If we obtain marketing approval for setmelanotide, we will be subject to continual requirements of and review by the FDA and equivalent competent authorities in foreign jurisdictions. These requirements may include, but are not limited to, post‑approval studies to be conducted which may include carcinogenicity studies, a QT interval prolongation study in one form or another, other Phase 1 trials, and ongoing natural history studies with patient registries. Other requirements may also include, among other things, restrictions governing promotion of an approved product, submissions of safety and other post‑marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. The FDA and other federal and state agencies, including the Department of Justice and other equivalent competent authorities in foreign jurisdictions, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the FDCA, and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws.

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of setmelanotide, if approved. Our arrangements and interactions with healthcare professionals, third‑party payors, patients and others will expose us to broadly applicable fraud and abuse, anti‑kickback, false claims and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute setmelanotide, if we obtain marketing approval. The U.S. federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•The United States federal Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order or arranging for or recommending of the purchase, lease or order of any good or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the Anti‑Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti‑Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti‑kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs.

•The federal civil False Claims Act prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non‑reimbursable uses, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs, and other interactions with prescribers and other customers including those that may have affected their billing or coding practices and submission to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non‑government health benefit programs.

•The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•HIPAA and the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

•Numerous federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure and protection of health‑related and other personal information.

•The federal transparency requirement known as the federal Physician Payments Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to report payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investments interests held by physicians and their immediate family members. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to submit a report to the Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

•Analogous state laws and regulations, such as state anti‑kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in those states. Some of these states also prohibit certain marketing‑related activities including the provision of gifts, meals, or other items to certain health care providers. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Other states and cities require identification or licensing of state representatives. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

Ensuring that our business arrangements and interactions with healthcare professionals, third‑party payors, patients and others comply with applicable healthcare laws and regulations will require substantial resources. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales and marketing team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Our employees may engage in misconduct or other improper activities, including violating applicable regulatory standards and requirements or engaging in insider trading, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and applicable non‑U.S. regulators, provide accurate information to the FDA and applicable non‑U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Some of these laws and related risks are described under the risk factor “We may be subject to federal and state healthcare laws and regulations. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, civil penalties, reputational harm and diminished profits and future earnings” of this Annual Report on Form 10-K.

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

Our future profitability will depend, in part, on our ability to commercialize setmelanotide in foreign markets for which we intend to rely on collaborations with third parties. If we commercialize setmelanotide in foreign markets, we will be subject to additional risks and uncertainties, including:

•our customers’ ability to obtain reimbursement for setmelanotide in foreign markets;

•our inability to directly control commercial activities because we are relying on third parties;

•the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•import or export licensing requirements;

•longer accounts receivable collection times;

•longer lead times for shipping;

•language barriers for technical training;

•reduced protection of intellectual property rights in some foreign countries;

•foreign currency exchange rate fluctuations; and

•the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

We are highly dependent on Keith M. Gottesdiener, M.D., our Chief Executive Officer and President, Hunter Smith, our Chief Financial Officer and Treasurer, Nithya Desikan, our Chief Commercial Officer, Lex H.T. Van der Ploeg, Ph.D., our Chief Scientific Officer, and Fred T. Fiedorek, M.D., our Chief Medical Officer. We have employment agreements with these individuals but any individual may terminate his or her employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We also do not have any key‑person life insurance on any of these key employees. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to non‑compete agreements. Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

Based on the number of shares outstanding as of December 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 74% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our stock only recently began trading on The NASDAQ Global Market and we can provide no assurance that we will be able to maintain an active trading market on The NASDAQ Global Market or any other exchange in the future. If an active market for our common stock does not develop or is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

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

The market price for our common stock is likely to be volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•plans for, progress of, or results from preclinical studies and clinical trials of setmelanotide;

•the failure of the FDA to approve setmelanotide;

•announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

•the success or failure of other weight loss therapies and companies targeting rare diseases and orphan drug treatment;

•regulatory or legal developments in the United States and other countries;

•failure of setmelanotide, if approved, to achieve commercial success;

•fluctuations in stock market prices and trading volumes of similar companies;

•general market conditions and overall fluctuations in U.S. equity markets;

•variations in our quarterly operating results;

•changes in our financial guidance or securities analysts’ estimates of our financial performance;

•changes in accounting principles;

•our ability to raise additional capital and the terms on which we can raise it;

•sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•additions or departures of key personnel;

•discussion of us or our stock price by the press and by online investor communities; and

•other risks and uncertainties described in these risk factors.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•variations in the level of expenses related to our development programs;

•addition or termination of clinical trials;

•any intellectual property infringement lawsuit in which we may become involved;

•regulatory developments affecting setmelanotide;

•our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•the achievement and timing of milestone payments under our existing collaboration and license agreements; and

•if setmelanotide receives regulatory approval, the level of underlying demand for that product and customers’ buying patterns.

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

We have considerable discretion in the application of the net proceeds from our IPO. We intend to continue to use the net proceeds to fund development and manufacturing of setmelanotide through completion of our Phase 3 clinical trials and subsequent NDA submissions with the FDA for the treatment of POMC deficiency obesity and LepR deficiency obesity, the development of setmelanotide through our Phase 2 proof of concept clinical trials for Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity and POMC epigenetic disorders, as well as the initiation of our Phase 3 clinical trials for Bardet‑Biedl syndrome, the preparation for commercialization of setmelanotide, initiatives to expand the diagnosis of genetic obesity, including research and scientific exchange related to our ongoing genotyping and genetic epidemiology studies and for working capital and general administrative expenses, additional research and development expenses, and other general corporate purposes. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

Our ability to use certain net operating loss carryovers and other tax attributes may be limited.

We have incurred substantial losses during our history and we do not expect to become profitable in the near future and may never achieve profitability. Under the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year. Under the Code, we can carry forward certain NOLs of our subsidiaries to offset future taxable income, if any, until such losses are used or, for NOLs arising in taxable years ending on or before December 31, 2017, until such NOLs expire.  NOLs arising in taxable years ending after December 31, 2017 are not subject to expiration.  NOLs arising in taxable years beginning after December 31, 2017 may only be used to offset up to 80% of the corporation’s taxable income computed without taking into account NOL deductions.  Other unused tax attributes, such as research tax credits may also be carried forward to offset future taxable income, if any, until such credits are used or expire. As of December 31, 2017, we had approximately $73.1 million and $3.8 million of unused federal and state carryforwards of NOLs, respectively, and approximately $1.9 million and $0.5 million of unused federal and state carryforwards of tax credits, respectively.  Additionally, as of December 31, 2017, we had federal orphan drug credits related to qualifying research of $2.3 million.

If a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three‑year period, Sections 382 and 383 of the Code limit the corporation’s ability to use carryovers of its pre‑change NOLs, credits and certain other tax attributes to reduce its tax liability for periods after the ownership change. Our issuance of common stock pursuant to our IPO may result in a limitation under Code Sections 382 and 383, either separately or in combination with certain prior or subsequent shifts in the ownership of our common stock. As a result, our ability to use carryovers of pre‑change NOLs and credits to reduce our future U.S. federal income tax liability may be subject to limitations. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. Any such limitation could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 or 383 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2017, we had outstanding a total of approximately 27.3 million shares of common stock. Of these shares, approximately 7.2 million of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to our IPO will expire on April 2, 2018, following which up to an additional 20.1 million shares of common stock will be eligible for sale in the public market, of which approximately 13.3 million shares are held by current directors, executive officers and their respective affiliates and may be subject to Rule 144 under the Securities Act. The underwriters from our IPO may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell or transfer shares prior to the expiration of the lock-up agreements.

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

The holders of approximately 18.9 million shares of our common stock, or approximately 69% of our total outstanding common stock as of December 31, 2017 are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Boston, Massachusetts, where we lease approximately 6,800 square feet of office space pursuant to lease agreements expiring in May 2021. This facility houses our research, clinical, regulatory, commercial and administrative personnel.  See Note 9 to our audited consolidated financial statements included in this report for additional information about this lease.

We believe that our existing facilities are adequate for our near-term needs, but expect to need additional space as we grow and expand our operations. We believe that suitable additional or alternative office space would be available as required in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “RYTM” since October 5, 2017. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the period indicated the high and low intraday sales price per share of our common stock as reported on The NASDAQ Global Select Market:

Year Ended December 31, 2017:	High	Low
Fourth Quarter (from October 5, 2017)	$ 33.81	$ 21.38

Holders of Common Stock

As of March 9, 2018, there were 34 holders of record of our common stock.  This number does not reflect beneficial owners whose shares are held in street name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Rhythm Pharmaceuticals, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the total stockholder return of an investment of $100 in cash at market close on October 5, 2017 (the first day of trading of our common stock) through December 31, 2017 for (1) our common stock, (2) the NASDAQ Composite Index (U.S.) and (3) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities we have issued within the past year that were not registered under the Securities Act:

On January 6, 2017 and August 18, 2017 we issued 20,475,001 shares and 20,474,998 shares, respectively, of series A preferred stock, $0.001 par value per share, to a number of accredited investors for $1.00 per share. These shares were issued in reliance on Regulation D, Rule 506 and/or Rule 4(2) under the Securities Act.

From January 1, 2017 through October 11, 2017, we granted options under the Plan to purchase an aggregate of 1,046,169 shares of our common stock to employees, consultants and directors, having exercise prices ranging from $6.05 to $25.72 per share. During this period, 152,671 stock options were exercised and 114,503 were forfeited.

The offers and sales of the securities described in the foregoing paragraph were exempt from registration under Rule 701 promulgated under the Securities Act in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or consultants. Appropriate legends were affixed to the securities issued in these transactions.

Use of Proceeds from Registered Securities

On October 10, 2017, we closed our initial public offering, in which we sold an aggregate of 8,107,500 shares of common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was $137.8 million. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $12.2  million, the net proceeds from the offering were approximately $125.7 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.  The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-220337), which was declared effective by the SEC on October 4, 2017 (the “Registration Statement”).  No additional shares were registered. There has been no material change in the planned use of proceeds from our initial public offering as described in the Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015,  and the consolidated balance sheet data as of December 31, 2017 and 2016, from our audited consolidated financial statements, which are included elsewhere in this Annual Report.

Our financial statements for the years ended December 31, 2016 and 2015, include allocations of costs from certain shared functions provided to us by the Relamorelin Company. These allocations were made based on either a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method which allocates expenses based on the percentage of employee time and research and development effort expended on our business as compared to total employee time and research and development effort, and have been included in our financial statements for the periods presented. The financial statements included in this annual report may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as an independent company during all of the periods presented.  See “Note 1. Nature of Business: Corporate Reorganization” to our audited consolidated financial statements included in this report for additional information about this reorganization.

Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Operating expenses:
Research and development	$22,894	$19,594	$7,148
Selling, general, and administrative	9,518	6,311	3,425
Total operating expenses	32,412	25,905	10,573
Loss from operations	(32,412)	(25,905)	(10,573)
Other income (expense):
Revaluation of Series A Investor Instrument and Series A Investor Right/Obligation	(1,863)	—	(500)
Interest income, net	566	33	—
Total other income (expense):	(1,297)	33	(500)
Net loss and comprehensive loss	$(33,709)	$(25,872)	$(11,073)
Net loss attributable to common stockholders	$(37,582)	$(29,074)	$(12,000)
Net loss attributable to common stockholders per common share, basic and diluted	$(2.83)	$(2.85)	$(1.18)
Weighted average common shares outstanding, basic and diluted	13,267,960	10,196,292	10,196,292

	December 31,
	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$34,236	$6,540
Short-term investments	113,846	3,997
Working capital	143,951	6,444
Total assets	151,736	12,339
Series A Convertible Preferred Stock	—	40,000
Accumulated deficit	(110,252)	(76,543)
Total stockholders’ equity (deficit)	$144,788	$(32,703)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

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

We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LepR deficiency obesity, and Bardet‑Biedl syndrome, three genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger. The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin‑melanocortin pathway, which includes both POMC deficiency obesity and LepR deficiency obesity. Setmelanotide is currently in Phase 3 development for POMC deficiency obesity and LepR deficiency obesity. We have enrolled eight patients in our POMC deficiency obesity Phase 3 clinical trial and expect to complete enrollment of the 10 required patients in the first half of 2018 and to report Phase 3 data in the first half of 2019. We are currently in an ongoing pivotal Phase 3 clinical trial for setmelanotide in LepR deficiency obesity, have enrolled our first patients in our LepR deficiency obesity Phase 3 clinical trial, and expect to complete enrollment in 2018. We have demonstrated proof of concept in our Phase 2 clinical trial in Bardet‑Biedl syndrome, and expect to meet with regulatory authorities in early 2018 to plan a pivotal Phase 3 clinical trial in Bardet-Biedl syndrome that we anticipate we can initiate in 2018. We have also initiated Phase 2 clinical trials in Alström syndrome, POMC heterozygous deficiency obesity and POMC epigenetic disorders.  We anticipate reporting preliminary results in these additional Phase 2 indications in the first half of 2018. Approximately 300 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

We have leveraged skilled experts, consultants, contract research organizations, or CROs, and contractors to manage our clinical operations under the leadership and direction of our management. We expect to expand our infrastructure to manage our clinical, finance and commercial operations with a higher proportion of full‑time employees. We have twenty-six employees, eight of whom hold Ph.D. or M.D. degrees. Of these employees, fouteen are engaged in development activities, four are engaged in commercialization activities and eight are engaged in support administration, including business development and finance. In the near‑term, we expect to significantly expand our clinical, commercial and finance personnel, in particular, and will incur increased expenses as a result.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated any product revenue and have financed our operations primarily through capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity and, more recently, the private placement of equity securities to outside investors. On October 10, 2017 we completed our initial public offering, or IPO of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. We received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, our outstanding shares of convertible preferred stock were automatically converted into 17,406,338 shares of common stock. We will not generate revenue from product sales until we successfully complete development and obtain regulatory approval for setmelanotide, which we expect will take a number of years and is subject to significant uncertainty. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of December 31, 2017 we had an accumulated deficit of $110.3 million. Our net losses were $33.7 million, $25.9 million and $11.1 million, for the years ended December 31, 2017 2016 and 2015, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue to conduct clinical trials for setmelanotide;
•	engage contract manufacturing organizations, or CMOs, for the manufacture of setmelanotide for clinical trials;
•	seek regulatory approval for setmelanotide;
•	expand our clinical and financial operations and build a marketing and commercialization infrastructure; and
•	operate as a public company.

As of December 31, 2017, our existing cash and cash equivalents and short‑term investments were approximately $148.1 million. We expect that our existing cash and cash equivalents and short‑term investments will enable us to fund our operating expenses into the second half of 2019.

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

The following table summarizes our current research and development program for setmelanotide.

	December 31,
Research and Development Summary	2017	2016	2015
Setmelanotide Program	$22,894	$19,594	$7,148

We are unable to predict the duration and costs of the current or future clinical trials of setmelanotide. The duration, costs, and timing of clinical trials and development of setmelanotide will depend on a variety of factors, including:

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

Selling, general and administrative expenses

Selling expenses consist of professional fees related to preparation for the eventual commercialization of setmelanotide, if approved, as well as salaries and related benefits for commercial employees, including stock‑based compensation.  As we accelerate our preparation for commercialization and, if it is approved, start to market setmelanotide and as we explore new collaborations to develop and commercialize setmelanotide, we anticipate that these expenses will materially increase.

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

The following table summarizes our current selling, general and administrative expenses.

	December 31,
Selling, general and administrative Summary	2017	2016	2015
Selling, general and administrative expense	$9,518	$6,311	$3,425

We anticipate that our selling, general and administrative expenses will increase in the future to support continued and expanding development efforts, potential commercialization of setmelanotide and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, compliance with exchange listing and SEC expenses, insurance and investor relations costs, among other expenses.

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

While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

2015 Series A Investor Right/Obligation, 2015 Series A Investor Call Option & 2017 Series A Investor Instrument

Pursuant to the 2015 series A preferred stock purchase agreement, by and among us and the other persons that are parties to such agreement as investors, or the series A investors, we issued 25,000,000 shares of series A preferred stock at a purchase price of $1.00 per share in August 2015 as part of an initial tranche of financing. Pursuant to the series A preferred stock purchase agreement, the series A investors had the obligation, or the 2015 Series A Investor Right/Obligation, to purchase additional shares of series A preferred stock as part of a second tranche of financing based on the achievement of a specific milestone set forth in the series A preferred stock purchase agreement, or the 2015 Second Tranche Milestone. Additionally, subject to the terms and conditions set forth in the series A preferred stock purchase agreement, the series A investors had the option, or the 2015 Series A Investor Call Option, to purchase 15,000,000 additional shares of series A preferred stock in the event that the 2015 Second Tranche Milestone was not achieved. The 2015 Series A Investor Right/Obligation was exercised and the 2015 Series A Investor Call Option expired on December 1, 2015 upon the 2015 Series A Second Tranche Closing. As a result of these two tranches, we issued 40,000,000 shares of series A preferred stock resulting in aggregate gross proceeds of $40.0 million.

Pursuant to the 2017 series A preferred stock purchase agreement, by and among us and certain purchasers, and as part of an initial tranche closing, we issued 20,475,001 shares of series A preferred stock at a purchase price of $1.00 per share in January 2017. The series A preferred stock purchase agreement provided for the delayed issuance by us of up to an additional 20,474,998 shares of series A preferred stock as part of a second tranche closing at a purchase price of $1.00 per share. The series A investors had the obligation, upon notification by us, or the 2017 Series A Investor Right/Obligation, to purchase 20,474,998 additional shares of series A preferred stock as part of a second tranche of financing at such time as: (1) our cash, cash equivalents and short‑term investments balance, net of accounts payable and accrued liabilities, falling below $5.0 million and (2) our satisfaction of contractual and customary representations and warranties, or the 2017 Second Tranche Milestone. On August 18, 2017, the series A investors waived the $5.0 million cash balance requirement of the 2017 second tranche milestone and such second tranche financing was consummated. As a result of these two tranches, we issued 40.95 million shares of our series A preferred stock, resulting in aggregate gross proceeds of $40.95 million.

We have classified our 2015 Series A Investor Right/Obligation, our 2015 Series A Call Option and our 2017 Series A Investor Instrument (See Notes 4 and 5 to our financial statements included elsewhere in this Annual Report on Form 10-K) as liabilities as they are free‑standing financial instruments.  The 2015 Series A Investor Right/Obligation, the 2015 Series A Investor Call Option and the 2017 Series A Investor Instrument were recorded at fair value upon the issuance of our series A preferred stock in August 2015 and January 2017, respectively, and subsequently remeasured to fair value at each reporting period. Changes in fair value of these financial instrument are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss. We estimated the fair value of the Series A Investor Right/Obligations as the probability‑weighted present value of the expected benefit of the investment.

We used the Black‑Scholes option‑pricing model, which incorporates assumptions and estimates, to value the Series A Investor Call Options and assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying series A preferred stock, the expected term of the Series A Investor Call Options, risk‑free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. We determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sale of our convertible preferred stock and the investors' right to invest in a subsequent tranche. As we were a private company and lacked company‑specific historical and implied volatility information of our stock, we estimated our expected stock volatility based on the historical volatility of publicly traded peer companies for a term comparable to the estimated term of the Series A Investor Call Options. The risk‑free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated term of the Series A Investor Call Options. A dividend yield of zero was assumed.  The fair value of the Series A Investor Instrument is determined to be the sum of the fair values of the 2017 Series A Investor Right/Obligation and the 2017 Investor Call Option.

Stock-based compensation

 Prior to August 2015, we did not have our own equity compensation plan. In August 2015, our Board of Directors and our stockholders approved and we adopted the 2015 equity incentive plan, as amended and in effect prior to the closing of our IPO, or the 2015 Plan, which we terminated upon consummation of our IPO and replaced with the 2017 equity incentive plan, or the 2017 Plan. The 2017 Plan provides for the grant of incentive and non-qualified stock options and restricted stock and stock grants to employees, consultants, advisors and directors, as determined by the Board of Directors. We have reserved 4,018,538 shares of common stock under the 2017 Plan. The first option grants issued by us under the 2015 Plan were issued in the fourth quarter of 2015. Shares of common stock issued upon exercise of stock options are generally issued from authorized but unissued shares. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock, and not less than 110% for participants who own more than 10% of the voting power. Options and restricted stock granted under the 2017 Plan will vest over periods as determined by our Compensation Committee and approved by our Board of Directors.

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Previously, due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours including enterprise value, risk profiles and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. Upon adopting ASU 2016-09, Improvements to Employee Share‑Based Payment Accounting (Topic 718) on January 1, 2017, we have elected to account for forfeitures as they occur.

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

We account for uncertain tax positions in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 740, Accounting for Income Taxes, or ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2017, we do not have any uncertain tax positions.

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

As of December 31, 2017, we had net operating loss carryforwards to reduce federal and state incomes taxes of approximately $73.1 million and $3.8 million, respectively. If not utilized, these carryforwards begin to expire in 2033. At December 31, 2017, we also had available research and development tax credits for federal and state income tax purposes of approximately $1.9 million and $0.5 million, respectively.  Additionally, as of December 31, 2017, we had a federal orphan drug credits related to qualifying research of $2.3 million.  These tax credit carryforwards begin to expire in 2033 for federal purposes and 2028 for state purposes.

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

Results of Operations

Comparison of years ended December 31, 2017 and 2016.

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$22,894	$19,594	$3,300	17%
Selling, general, and administrative	9,518	6,311	3,207	51%
Total operating expenses	32,412	25,905	6,507	25%
Loss from operations	(32,412)	(25,905)	(6,507)	25%
Other income (loss)	(1,297)	33	(1,330)	NM %
Net loss and comprehensive loss	$(33,709)	$(25,872)	$(7,837)	30%

Research and development expense. Research and development expense increased by $3.3 million to $22.9 million in 2017 from $19.6 million in 2016, an increase of 17%. The increase was primarily due to the increased enrollment for our Phase 3 POMC deficiency obesity trial and preparing for our Phase 3 LepR deficiency obesity trial, as well as the initiation of additional new clinical trials in 2017 and other development activities associated with setmelanotide. We hired additional personnel in the clinical operations department at the end of 2016 and throughout 2017.

Selling, General and administrative expense. Selling, general and administrative expense increased by $3.2 million to $9.5 million in 2017 from $6.3 million in 2016, an increase of 51%. The increase was primarily due to an increase in headcount in both the commercial department and general and administrative departments as well as increased professional and consulting fees associated with being a public company.  In 2017, we began the initiation of pre-commercial activities related to setmelanotide.

Comparison of years ended December 31, 2016 and December 31, 2015.

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$19,594	$7,148	$12,446	174%
General, and administrative	6,311	3,425	2,886	84%
Total operating expenses	25,905	10,573	15,332	145%
Loss from operations	(25,905)	(10,573)	(15,332)	(145)%
Other income (loss)	33	(500)	533	107%
Net loss and comprehensive loss	$(25,872)	$(11,073)	$(14,799)	(134)%

Research and development expense.  Research and development expense increased by $12.4 million to $19.6 million in 2016 from $7.1 million in 2015, an increase of 174%. The increase was partially due to non‑cash expenses in 2016 of $0.5 million in stock compensation. Our research and development costs increased subsequent to the initial series A financing at the end of fiscal year 2015 due to the initiation of additional new clinical trials and additional development activities for setmelanotide and the hiring of additional personnel in the clinical operations department in the fourth quarter of 2015 and in 2016, as well as an increase in the overall proportion of research and development expenses allocated to us in 2016.

General and administrative expense. General and administrative expense increased by $2.9 million to $6.3 million in 2016 from $3.4 million in 2015, an increase of 84%. The increase in general and administrative expense was primarily attributable to the write down of capitalized deferred issuance cost of $1.8 million in 2016, as well as an increase in the overall proportion of general and administrative expenses allocated to us in 2016.

Liquidity and Capital Resources

As of December 31, 2017, our existing cash and cash equivalents and short‑term investments were approximately $148.1 million.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(29,460)	$(23,219)	$(6,977)
Investing activities	(110,044)	(5,110)	(17)
Financing activities	167,200	—	41,711
Net increase (decrease) in cash and cash equivalents	$27,696	(28,329)	34,717

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $29.5 million for the year ended December 31, 2017, and consisted primarily of a net loss of $29.3 million adjusted for non‑cash items, which were comprised of stock‑based compensation, depreciation and amortization and the mark to market revaluation of the 2017 Series A Investor Instrument. The significant items in the change in operating assets and liabilities include an increase in accounts payable, accrued expenses and other current liabilities of $1.9 million offset by an increase of approximately $1.9 million in prepaid expenses and other current assets.

Net cash used in operating activities was $23.2 million for the year ended December 31, 2016, and consisted primarily of a net loss of $24.5 million adjusted for non‑cash items, which consisted of stock‑based compensation, depreciation and amortization and deferred rent expense. The significant items in the change in operating assets and liabilities include a decrease of $1.5 million in deferred issuance costs offset by a decrease in deferred grant income of approximately $0.3 million.

Net cash used in operating activities was $7.0 million for the year ended December 31, 2015, and consisted primarily of a net loss of $9.4 million adjusted for non‑cash items, which were comprised of stock‑based compensation, warrant amendment expense and mark to market revaluation of the 2015 Series A Investor Right/Obligation. The significant items in the change in operating assets and liabilities include an increase in accounts payable, accrued expenses and other current liabilities of $4.7 million offset by an increase of approximately $2.1 million in deferred issuance costs and prepaid expenses and other current assets.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2017 relates to the net purchases of short‑term investments of $110.0 million.

Net cash used in investing activities for the year ended December 31, 2016 relates to the net purchases of short‑term investments of $4.1 million and the buildout of our offices and furniture and equipment of $1.1 million.

Net cash used in investing activities for the year ended December 31, 2015 relates to our design costs incurred related to our new facility lease.

Net cash provided by financing activities

Net cash provided by financing activities was $167.2 million for the year ended December 31, 2017, which represents the net proceeds of $40.8 million from the 2017 issuance of series A preferred stock and the net proceeds of $125.7 million from our IPO in October 2017.

Net cash provided by financing activities was $41.7 million for the year ended December 31, 2015, consisting of $39.6 million of net proceeds from the issuance of series A preferred stock and an equity contribution of $2.1 million from the LLC entity.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of and seek marketing approval for setmelanotide. In addition, if we obtain marketing approval for setmelanotide, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We expect to incur additional costs associated with operating as an independent company, and upon the closing of our IPO, operating as a public company.

We expect that the net proceeds from our IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses into the second half of 2019. We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of clinical trials for our setmelanotide program;
•	the costs, timing and outcome of regulatory review of our setmelanotide program;
•	the obligations owed to Ipsen Pharma S.A.S., or Ipsen, and Camurus AB, or Camurus, pursuant to our license agreements;
•	the extent to which we acquire or in‑license other product candidates and technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims; and
•	our ability to establish and maintain additional collaborations on favorable terms, if at all.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. In August 2015, December 2015, January 2017 and August 2017, respectively, we issued 25,000,000, 15,000,000, 20,475,001 and 20,474,998, shares of series A preferred stock, respectively, at a price of $1.00 per share, resulting in gross proceeds of $81.0 million.  In October 2017 we completed our IPO in which we received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs.

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

Milestone and royalty payments associated with our license agreements with Ipsen and Camurus, have not been included as contractual obligations as we cannot reasonably estimate if or when they will occur. Under the terms of the Ipsen license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Ipsen may receive aggregate payments of up to $40.0 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales. The majority of the aggregate payments under the Ipsen license agreement are for milestones that may be achieved no earlier than first commercial sale of setmelanotide. In the event that we enter into a sublicense agreement, we will make payments to Ipsen, depending on the date of the sublicense agreement, ranging from 10% to 20% of all revenues actually received under the sublicense agreement. Under the terms of the Camurus license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Camurus may receive aggregate payments of up to $64.75 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales. The majority of the aggregate payments under the Camurus license agreement are for milestones that may be achieved no earlier than first commercial sale of this formulation of setmelanotide.

In November 2015, we entered into a Lease Agreement for an office facility at 500 Boylston Street, Boston, Massachusetts. The lease term commenced in May 2016 and has a term of five years with a five year renewal option to extend the lease.

Future minimum payments under the Lease Agreement as of December 31, 2017, are as follows:

Operating Lease
2018	$298
2019	305
2020	311
2021	131
Total	$1,045

Off‑balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain newly implemented accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short‑term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

We are not materially exposed to market risk related to changes in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

See the consolidated financial statements filed as part of this Annual Report on Form 10-K as listed under Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures.

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

In connection with the preparation of this Annual Report on Form 10-K, we completed an evaluation, as of December 31, 2017, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the considered part of this report or any other filing that we make with the SEC.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/25/2017	3.3
3.2	Amended and Restated Bylaws.	S-1/A	9/25/2017	3.5
4.1	Form of Common Stock Certificate.	S-1/A	9/25/2017	4.1
4.2	Amended and Restated Investors' Rights Agreement, dated August 21, 2017.	S-1	9/5/2017	4.2
10.1†	Form of Indemnification Agreement.	S-1/A	9/25/2017	10.1
10.2†	2017 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	10-Q	11/14/2017	10.2
10.3‡	License Agreement, dated March 21, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Ipsen Pharma S.A.S.	S-1	9/5/2017	10.6
10.4‡	Development and Manufacturing Services Agreement, dated July 17, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Peptisyntha Inc. (n/k/a Corden Pharma International).	S-1	9/5/2017	10.7
10.5‡	License Agreement dated January 4, 2016, by and between the Registrant and Camurus AB.	S-1	9/5/2017	10.8
10.6	Amended and Restated Payroll Services Agreement, dated March 21, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Rhythm Pharmaceuticals, Inc.	S-1	9/5/2017	10.9
10.7†	Rhythm Pharmaceuticals, Inc. 2017 Employee Stock Purchase Plan.	10-Q	11/14/2017	10.10
10.8	Lease, dated November 25, 2015, by and between 500 Boylston & 222 Berkeley Owner (DE) LLC and the Registrant.	S-1	9/5/2017	10.11
10.9†	Consulting Agreement, dated June 12, 2017, by and between the Registrant and Bart Henderson.	S-1	9/5/2017	10.12
10.10†	Offer Letter, dated September 13, 2017, by and between the Registrant and Keith M. Gottesdiener.	S-1/A	9/25/2017	10.13
10.11†	Offer Letter, dated September 13, 2017, by and between the Registrant and Fred T. Fiedorek.	S-1/A	9/25/2017	10.14
10.12	Development and Manufacturing Services Agreement, dated as of December 21, 2016, by and between Registrant and Recipharm Monts S.A.S.	S-1	9/5/2017	10.15
10.13†	Offer Letter, dated September 13, 2017, by and between the Registrant and Hunter Smith.	S-1/A	9/25/2017	10.18
10.14†	Offer Letter, dated September 13, 2017, by and between the Registrant and Nithya Desikan.	S-1/A	9/25/2017	10.19
10.15†	Summary of Non‑Employee Director Compensation Policy.	S-1	9/5/2017	10.20
10.16†	2015 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	S-1/A	9/25/2017	10.21
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Filed herewith

**Furnished and not filed herewith

†Indicates management contract or compensatory plan.

‡Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 406 of the Securities

Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

By:	/s/ Keith M. Gottesdiener
Keith M. Gottesdiener
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Keith M. Gottesdiener	Chief Executive Officer and Director	March 12, 2018
Keith M. Gottesdiener	(Principal Executive Officer)

/s/ Hunter Smith	Chief Financial Officer	March 12, 2018
Hunter Smith	(Principal Financial and Accounting Officer)

/s/ Neil Exter	Director	March 12, 2018
Neil Exter

/s/ Todd Foley	Director	March 12, 2018
Todd Foley

/s/ Christophe R. Jean	Director	March 12, 2018
Christophe R. Jean

/s/ Ed Mathers	Director	March 12, 2018
Ed Mathers

/s/ David W. J. McGirr	Director	March 12, 2018
David W. J. McGirr

/s/ David P. Meeker	Director, Chairman of the Board	March 12, 2018
David P. Meeker

RHYTHM PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rhythm Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rhythm Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 12, 2018

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$34,236	$6,540
Short-term investments	113,846	3,997
Prepaid expenses and other current assets	2,589	638
Total current assets	150,671	11,175
Property, plant and equipment, net	840	930
Deferred issuance costs	—	9
Restricted cash	225	225
Total assets	$151,736	$12,339
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,427	$1,895
Due to related party	—	105
Deferred rent	83	76
Accrued expenses and other current liabilities	4,210	2,655
Total current liabilities	6,720	4,731
Long-term liabilities:
Deferred rent	228	311
Total liabilities	6,948	5,042
Commitments and contingencies
Preferred stock:
Series A Convertible Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2017 and 40,000,000 shares issued and outstanding at December 31, 2016; (aggregate liquidation preference of $0 and $44,129 at December 31, 2017 and December 31, 2016 respectively)	—	40,000
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 120,000,000 shares authorized; 27,284,140 and 10,196,292 shares issued and outstanding and December 31, 2017 and December 31, 2016, respectively	27	10
Additional paid-in capital	255,013	43,830
Accumulated deficit	(110,252)	(76,543)
Total stockholders’ equity (deficit)	144,788	(32,703)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$151,736	$12,339

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Operating expenses:
Research and development	$22,894	$19,594	$7,148
Selling, general, and administrative	9,518	6,311	3,425
Total operating expenses	32,412	25,905	10,573
Loss from operations	(32,412)	(25,905)	(10,573)
Other income (expense):
Revaluation of Series A Investor Instrument and Series A Investor Right/Obligation	(1,863)	—	(500)
Interest income, net	566	33	—
Total other income (expense):	(1,297)	33	(500)
Net loss and comprehensive loss	$(33,709)	$(25,872)	$(11,073)
Net loss attributable to common stockholders	$(37,582)	$(29,074)	$(12,000)
Net loss attributable to common stockholders per common share, basic and diluted	$(2.83)	$(2.85)	$(1.18)
Weighted average common shares outstanding, basic and diluted	13,267,960	10,196,292	10,196,292

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share data)

									Total
	Series A Convertible				Series A-1 Junior		Additional		Stockholders’
	Preferred Stock		Common Stock		Preferred Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2014	—	$—	10,196,292	$10	—	$—	$39,230	$(39,598)	$(358)
Equity contribution	—	—	—	—	—	—	2,094	—	2,094
Modification of warrant in connection with a license agreement	—	—	—	—	—	—	923	—	923
Stock compensation expense	—	—	—	—	—	—	298	—	298
Dividend to Rhythm Holding Company LLC (associated with common stock options granted to employees of Motus Therapeutics, Inc.)	—	—	—	—	—	—	2,695	—	2,695
Dividend to Rhythm Holding Company LLC (associated with common stock options granted to employees of Motus Therapeutics, Inc.)	—	—	—	—	—	—	(2,695)	—	(2,695)
Reclassification of Series A Investor Right/Obligation liability upon Series A second tranche closing	—	883	—	—	—	—	117	—	117
Issuance of Series A Convertible Preferred Stock	40,000,000	39,117	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(11,073)	(11,073)
Balance at December 31, 2015	40,000,000	40,000	10,196,292	10	—	—	42,662	(50,671)	(7,999)
Stock compensation expense	—	—	—	—	—	—	1,168	—	1,168
Net loss	—	—	—	—	—	—	—	(25,872)	(25,872)
Balance at December 31, 2016	40,000,000	40,000	10,196,292	10	—	—	43,830	(76,543)	(32,703)
Stock compensation expense	—	—	—	—	—	—	2,278	—	2,278
Issuance of common stock in connection with exercise of stock options	—	—	152,671	—	—	—	700	—	700
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(141)	—	(141)
Issuance of Series A Convertible Preferred Stock	40,949,999	40,622	—	—	—	—	(108)	—	(108)
Settlement of Series A investor instrument	—	328	—	—	—	—	1,863	—	1,863
Exchange of common stock held by LLC entity for Series A-1 Junior Preferred Stock	—	—	(8,578,661)	(8)	78,666,209	79	(71)	—	—
Issuance of common stock upon completion of initial public offering, net of offering costs	—	—	8,107,500	8	—	—	125,650	—	125,658
Conversion of Series A Convertible Preferred Stock and Series A-1 Junior Preferred Stock into common stock on a 9.17 to 1 basis	(80,949,999)	(80,950)	17,406,338	17	(78,666,209)	(79)	81,012	—	80,950
Net loss	—	—	—	—	—	—	—	(33,709)	(33,709)
Balance at December 31, 2017	—	$—	27,284,140	$27	—	$—	$255,013	$(110,252)	$144,788

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Fiscal Year Ended December 31,
	2017	2016	2015

Operating activities
Net loss	$(33,709)	$(25,872)	$(11,073)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	2,278	1,168	298
Depreciation and amortization	223	144	—
Non-cash rent expense	(76)	11	—
Modification of warrant in connection with license agreement	—	—	923
Mark to market revaluation of Series A Investor Instrument and Series A Investor Right/Obligation	1,863	—	500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,889)	41	(581)
Deferred issuance costs	9	1,472	(1,481)
Tenant improvement allowance	—	376	—
Restricted Cash	—	—	(225)
Accounts payable, accrued expenses and other current liabilities	1,946	160	3,838
Deferred grant income	—	(249)	249
Due to related parties	(105)	(470)	575
Net cash used in operating activities	(29,460)	(23,219)	(6,977)
Investing activities
Purchases of short-term investments	(126,917)	(15,222)	—
Maturities of short-term investments	17,006	11,169	—
Purchases of property, plant and equipment	(133)	(1,057)	(17)
Net cash used in investing activities	(110,044)	(5,110)	(17)
Financing activities
Net proceeds from issuance of common stock	125,658	—	—
Net proceeds from issuance of Series A Convertible Preferred Stock	40,842	—	39,617
Equity Contribution	—	—	2,094
Proceeds from the exercise of stock options	700	—	—
Net cash provided by financing activities	167,200	—	41,711
Net increase (decrease) in cash and cash equivalents	27,696	(28,329)	34,717
Cash and cash equivalents at beginning of year	6,540	34,869	152
Cash and cash equivalents at end of year	$34,236	$6,540	$34,869

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company”), is a biopharmaceutical company focused on the development and commercialization of peptide therapeutics for the treatment of genetic deficiencies that result in life‑threatening metabolic disorders. The Company's lead product candidate is setmelanotide (RM‑493), which is a potent, first‑in‑class, melanocortin‑4, or MC4, receptor agonist for the treatment of rare genetic disorders of obesity caused by MC4 pathway deficiencies. The Company is currently evaluating setmelanotide for the treatment of six genetic disorders of obesity: pro‑opiomelanocortin, or POMC, leptin receptor, or LepR, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous, and POMC epigenetic disorders.

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

On October 13, 2015, the Relamorelin Company changed its name to Motus Therapeutics, Inc (“Motus”) and the Company changed its name to Rhythm Pharmaceuticals, Inc. On December 15, 2016, Motus was sold to a large pharmaceutical company. On August 21, 2017, the LLC entity distributed to its members all of its shares of the Company (see Note 5 for further discussion).

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $33,709, $25,872 and $11,073 during the years ended December 31, 2017, 2016 and 2015, respectively, and has an accumulated deficit of $110,252 as of December 31, 2017.  The Company has primarily funded these losses through capital contributions received from the LLC entity and the sale of preferred and common stock to outside investors. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. At December 31, 2017, the Company had $148,082 of cash and cash equivalents and short‑term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, and funded research and development programs, to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operating plan into the second half of 2019.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Company has historically existed and functioned as part of the consolidated businesses of the Predecessor Company. As noted above, the Predecessor Company's setmelanotide and the MC4R agonist program were transferred to the Company as part of the Corporate Reorganization on March 21, 2013. These financial statements include the results of operations of setmelanotide and the MC4R agonist program from its inception. As part of the Corporate Reorganization, the Company also entered into a formal payroll services intercompany agreement with the Relamorelin Company. On November 16, 2016, the employees of the Relamorelin Company that were providing services to the Company, terminated their employment contracts with the Relamorelin Company and entered into new employment agreements with the Company. On December 15, 2016, the Relamorelin Company closed on its sale to a large pharmaceutical company.  During 2016 and 2015, costs have been allocated to the Company for the purposes of preparing the financial statements based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method which allocates expenses based upon the percentage of employee time and research and development effort expended on the Company's business as compared to total employee time and research and development effort of the combined Motus and Rhythm. The proportional use basis adopted to allocate shared costs is in accordance with the guidance of SEC Staff Accounting Bulletin (“SAB”) Topic 1B, Allocation Of Expenses And Related Disclosure In Financial Statements Of Subsidiaries, Divisions Or Lesser Business Components Of Another Entity. Management has determined that the method of allocating costs to the Company is reasonable. Cost allocation was no longer required subsequent to the 2016 sale of the Relamorelin Company.

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

As described above, Relamorelin Company employee costs are allocated to the Company based on a proportional use method. For those employees who became employees of the Company on November 16, 2016, their full employment cost was $2,727 and $3,155 for the years ended December 31, 2016 and 2015, respectively.

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

On October 10, 2017 the Company completed its initial public offering (“IPO”) of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. The Company received gross proceeds of approximately $137,828 or net proceeds of $125,658 after deducting underwriting discounts, commissions and estimated offering expenses. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 17,406,338 shares of common stock. After the IPO and as of December 31, 2017, our outstanding common shares were 27,284,140.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these financial statements include the allocation of costs from the Relamorelin Company in accordance with SAB Topic 1B, accrued expenses, stock‑based compensation expense, the valuation allowance on the Company's deferred tax assets, and the fair value of the Series A Investor Instrument. See Note 4.

Principles of Consolidation

The consolidated financial statements include the accounts of Rhythm Pharmaceuticals, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents includes bank demand deposits, U.S. treasury bills and money market funds that invest primarily in U.S. government treasuries.

Short‑term Investments

Short‑term investments consist of investments with original maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio available‑for‑sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Fair value is determined based on quoted market prices.

Restricted Cash

Restricted cash consists of a security deposit in the form of a letter of credit placed in a separate restricted bank account as required under the terms of the Company’s new lease arrangement for its corporate office in Boston, Massachusetts.

Deferred Issuance Costs

Deferred issuance costs, which consist of direct incremental legal and accounting fees relating to the IPO, were capitalized and included in non-current assets. The deferred issuance costs were to be offset against IPO proceeds upon the consummation of the offering. In the event the offering was terminated, deferred issuance costs would be expensed.

The Company had capitalized $1,825 of deferred issuance costs related to a prior registration statement confidentially submitted to the Securities and Exchange Commission in 2015 and 2016. In the fourth quarter of 2016, the Company wrote off these deferred issuance costs to general and administrative expenses because the offering was postponed significantly in excess of 90 days. As a result, the costs were not deemed realizable as the Company incurred similar costs in connection with its IPO in October 2017. The Company incurred $9 of deferred issuance costs as of December 31, 2016, which is included in non‑current assets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of costs incurred in advance of services being received, including services related to clinical trial programs.

	December 31,
	2017	2016
Prepaid research and development costs	$1,533	$422
Other current assets	1,056	216
Prepaid expenses and other current assets	$2,589	$638

Property, Plant and Equipment

Property, Plant and Equipment consists of the following:

	Useful	December 31,
	Life	2017	2016
Leasehold improvements	*	$891	$891
Office equipment	5 years	70	70
Computers and software	3 years	19	19
Furniture and fixtures	5 years	227	94
		1,207	1,074
Less accumulated depreciation and amortization		(367)	(144)
Property, Plant and Equipment, net		$840	$930

*Shorter of asset life or lease term.

2017 Series A Investor Instrument, 2015 Series A Investor Right/Obligation and 2015 Series A Investor Call Option

The Company classified its 2017 Series A Investor Instrument, 2015 Series A Investor Right/Obligation and its 2015 Series A Investor Call Option (See Notes 4 and 5) as a liability as it is a free‑standing financial instrument. The 2017 Series A Investor Instrument, the 2015 Series A Investor Right/Obligation and the 2015 Series A Investor Call Option were recorded at fair value upon the issuance of the Company’s series A preferred stock in January 2017 and August 2015, respectively, and subsequently remeasured to fair value at each reporting period. Changes in fair value of these financial instruments are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss.

The fair value of the 2017 Series A Investor Instrument is determined to be the sum of the fair values of the 2017 Series A Investor Right/Obligation and the 2017 Investor Call Option. The Company estimated the fair value of the 2017 and 2015 Series A Investor Right/Obligations as the probability‑weighted present value of the expected benefit of the investment.

The Company used the Black‑Scholes option‑pricing model, which incorporates assumptions and estimates, to value the 2017 and 2015 Series A Investor Call Options and assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying series A preferred stock, the expected term of the Series A Investor Call Options, risk‑free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The Company determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sale of its convertible preferred stock and the investors' right to invest in a subsequent tranche. As the Company was a private company and lacked company‑specific historical and implied volatility information of its stock, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term comparable to the estimated term of the Series A Investor Call Options. The risk‑free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated term of the Series A Investor Call Options. A dividend yield of zero was assumed.

Government Grants

The Company obtained an Orphan Products Development grant entitled “Phase 2 study of the melanocortin 4 receptor agonist RM‑493 for the treatment of Prader‑Willi syndrome” in 36 patients. The grant was awarded by the Public Health Service (“PHS”) Food and Drug Administration. The PHS grant is for a total of $999 and is effective July 2015 through June 2018 for reimbursement of expenses relating to the Phase 2 Prader‑Willi Study.

The Company recognizes government grants upon the determination that it will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Government grants for research and development efforts are deducted in reporting the related expense in the statement of operations. Government grant income received during the year ended December 31, 2017, 2016 and 2015 of zero, $642 and $147, respectively, and is included as a deduction to research and development expense in the consolidated statements of operations.

Research and Development Expenses

Costs incurred in the research and development of the Company’s products are expensed to operations as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs, both directly incurred and allocated from the Relamorelin Company. The value of goods and services received from contract research organizations or contract manufacturing organizations in the reporting period are estimated based on the level of services performed and progress in the period for which the Company has not yet received an invoice from the supplier.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses, and expensed as the related goods are delivered or the services are performed.

Income Taxes

The Company is taxed as a C corporation for federal income tax purposes. Income taxes for the Company are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Income taxes have been calculated on a separate tax return basis. Certain of the Company’s activities and costs have been included in the tax returns filed by the Relamorelin Company and the LLC entity. Prior to the Corporate Reorganization, the Company’s operations were included in the tax returns filed by the Predecessor Company. The Company has filed tax returns on its own behalf since the Corporate Reorganization.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determined deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The Company recognized deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2017, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for Common Stock equivalents. Net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for cumulative preferred stock dividends. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two class method”). The Company's convertible preferred stock participates in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Diluted net loss per share attributable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of Common Stock equivalents outstanding for the period, determined using the treasury‑stock and if‑converted methods. For purposes of the diluted net loss per share attributable to common stockholders calculation, convertible preferred stock and stock options are considered to be Common Stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect would be anti‑dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

Basic and diluted earnings per share is calculated as follows:

	Year Ended
	December 31,
	2017	2016	2015
Numerator:
Net loss	$(33,709)	$(25,872)	$(11,073)
Cumulative dividends on convertible preferred shares	(3,873)	(3,202)	(927)
Loss attributable to common shares—basic and diluted	$(37,582)	$(29,074)	$(12,000)
Denominator:
Weighted-average number of common shares—basic and diluted	13,267,960	10,196,292	10,196,292
Loss per common share—basic and diluted	$(2.83)	$(2.85)	$(1.18)

Patent Costs

Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expenses. Patent costs were $180, $231 and $280 for the years ended December 31, 2017, 2016 and 2015, respectively.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

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

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842). ASU 2016‑02 requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right‑of‑use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. ASU 2016‑02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016‑02 on its financial position and results of operations.

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

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016‑18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU is not expected to have a material impact on the Company’s statements of cash flows.

In May 2017, the FASB issued ASU 2017‑09, Compensation‑Stock Compensation (Topic 718): Scope of Modification Accounting, (“ASU 2017‑09”). ASU 2017‑09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share‑based payment award. The amendments in ASU 2017‑09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the Company's financial position or results of operations.

In July 2017, the FASB issued ASU 2017‑11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, ('ASU 2017‑11'). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity‑linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017‑11 on its financial statements and related disclosures.

3. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2017	2016
Research and development costs	$2,771	$2,049
Professional fees	327	182
Payroll related	1,094	344
Other	18	80
Accrued expenses	$4,210	$2,655

4. Fair Value of Financial Assets and Liability

As of December 31, 2017 and 2016, the carrying amount of cash and cash equivalents and short‑term investments was $148,082 and $10,537, respectively, which approximates fair value. Cash and cash equivalents and short‑term investments includes investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 and had a total balance of $34,698 and $7,984 as of December 31, 2017 and 2016, respectively.  The financial assets valued based on level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

A financial liability was recognized by the Company during the year ending December 31, 2017 related to the 2017 Series A Investor Instrument. The liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.  Upon the closing of the second tranche of the 2017 Series A preferred financing in August 2017, this liability was settled.  For the year ended December 31, 2016, the Company had no financial liability outstanding measured at fair value.  The Company recognized a financial liability during 2015 related to its 2015 Series A Investor Right/Obligation and 2015 Series A Investor Call Option that was exercised or expired, respectively, in December 2015. The liability was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities	$—	$15,104	$—	$15,104
Money Market Funds	17,753	—	—	17,753
Marketable Securities:
Corporate Debt Securities	—	96,901	—	96,901
U.S. Treasury Securities	16,945	—	—	16,945
Total	$34,698	$112,005	$—	$146,703
Liabilities:
2017 Series A Investor Instrument	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Fair value Measurements as of
	December 31, 2016 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Government Funds	$2,000	$—	$—	$2,000
Money Market Funds	1,987	—	—	1,987
Marketable Securities:
Government Funds	3,997	—	—	3,997
Total	$7,984	$—	$—	$7,984

Marketable Securities

The following tables summarize the Company's marketable securities:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities (due within 1 year)	$97,029	$—	$(128)	$96,901
U.S. Treasury Securities (due within 1 year)	16,958	—	(13)	16,945
	$113,987	$—	$(141)	$113,846

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Government Funds (due within 1 year)	$3,997	$—	$—	$3,997
	$3,997	$—	$—	$3,997

Below is a roll forward of the fair value of the financial liability, the 2017 Series A Investor Instrument for the year ended December 31, 2017:

2017 Series A Investor
Instrument
Fair value at December 31, 2016	$—
Fair value upon the January 2017 Initial Closing, net	328
Change in fair value through the date of settlement	1,863
Reclassification of liability upon August 2017 Second Tranche Closing	(2,191)
Fair value at December 31, 2017	$—

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

The Company estimated the fair value of the 2017 Series A Investor Right/Obligation as the probability‑weighted present value of the expected benefit of the investment. The expected benefit is the difference between the expected future value of shares issued upon the second tranche closing and the investment price for the second tranche closing. The expected future value is estimated as a weighted average of IPO and remain private scenarios, and the future value is converted to a present value assuming a closing date of August 15, 2017 and a nominal, risk‑free discount rate.

Below is a roll forward of the fair value of financial liabilities for the year ended December 31, 2015:

2015 Series A
Investor
Right/Obligation
And 2015 Series A
Investor Call
Option
Fair value at December 31, 2014	$—
Fair value upon the August 2015 Initial Closing	500
Change in fair value through the date of settlement	500
Reclassification of liability upon December 2015 Second Tranche closing	(1,000)
Fair value at December 31, 2015	$—

The following assumptions and inputs were used in determining the fair value of the 2015 Series A Investor Call Option valued using the Black‑ Scholes option pricing model:

August 2015 Initial
Tranche Closing
Series A Convertible Preferred Stock Exercise Price	$1.00
Series A Convertible Preferred Stock Fair Value	$0.81
Expected term	2 months
Expected volatility	24.0%
Expected interest rate	0.08%
Expected dividend yield	—

The 2015 Series A Investor Call Option expired upon the Second Tranche Closing in December 2015.

The Company estimated the fair value of the 2015 Series A Investor Right/Obligation as the probability‑weighted present value of the expected benefit of the investment. The expected benefit is the difference between the expected future value of shares issued upon the second tranche closing and the investment price for the second tranche closing. The expected future value as of the August 2015 Initial Tranche Closing was estimated through a backsolve calculation which assumes a 70 percent probability of closing, a discount rate of 0.08% and a second tranche closing date of November 30, 2015.

The Company performed a contemporaneous valuation of the 2015 Series A Investor Right/Obligation to invest in the second tranche of our series A preferred stock financing. This valuation coincided with the 2015 Series A Second Tranche Closing on December 1, 2015. The Company valued the 2015 Series A Investor Right/Obligation as the benefit associated with the second tranche investment. The benefit is a function of the difference between the fair value of the series A shares and the 2015 Series A Investor Right/Obligation exercise price on the date of closing and the number of shares acquired. The Company estimated the fair value of the 2015 Series A Investor Right/Obligation as the probability weighted average of two scenarios: an IPO and a remain‑private scenario.

5. Preferred Stock

In August 2015, pursuant to the Series A Preferred Stock Purchase Agreement, by and among the Company and certain purchasers, and as part of an initial tranche closing, the Company issued 25,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at a purchase price of $1.00 per share, resulting in net proceeds of $24,976 to the Company (the "August 2015 Initial Tranche Closing"). The Series A Preferred Stock Purchase Agreement provided for the delayed issuance of up to an additional 15,000,000 shares of Series A Convertible Preferred Stock as part of a Second Tranche Closing. The delayed issuance was to be automatically settled upon the achievement of a specific milestone, resulting in the issuance of shares of Series A Convertible Preferred Stock (the "2015 Series A Investor Right/Obligation"). The 2015 Series A Investor Call Option would become exercisable in the event that a Second Tranche Closing was not been consummated. Both the 2015 Series A Investor Right/Obligation and the 2015 Series A Investor Call Option were evaluated and determined to be free standing instruments and were being accounted as liabilities (see Note 2). In December 2015, the specific milestones were met and 15,000,000 shares of Series A Convertible Preferred

Stock were issued at a purchase price of $1.00 per share for net proceeds of $14,641. The 2015 Series A Investor Call Option expired unexercised at that time.

In January 2017, pursuant to the Series A preferred stock purchase agreement, by and among the Company and certain purchasers, and as part of an initial tranche closing, the Company issued 20,475,001 shares of Series A convertible preferred stock, par value $0.001 per share, at a purchase price of $1.00 per share, resulting in net proceeds of $20,377 to the Company (the “January 2017 Initial Tranche Closing”). The Series A preferred stock purchase agreement provided for the delayed issuance by the Company of up to an additional 20,474,998 shares of Series A convertible preferred stock as part of a second tranche closing at a purchase price of $1.00 per share (the “2017 Series A Investor Right/Obligation”). The second tranche is contingent upon: (1) the Company's cash, cash equivalents and short‑term investments balance, net of accounts payable and accrued liabilities, falling below $5.0 million and (2) the Company's satisfaction of contractual and customary representations and warranties. Unless otherwise mutually agreed upon in writing, the rights and obligations underlying the second tranche (if not previously executed) will terminate on the first to occur of the following dates: (1) the date (the “Roadshow Acceleration Date”) on which the Company files with the U.S. Securities and Exchange Commission, or SEC, the last pre‑effective amendment to the registration statement prior to the start of the Company's roadshow in connection with the IPO, provided, that such termination shall be contingent upon the consummation of the IPO pursuant to the same registration statement that was on file with the SEC on the Roadshow Acceleration Date, without withdrawal thereof or filing of a subsequent registration statement in replacement thereof; and (2) the date of the consummation of a Deemed Liquidation Event (as defined below). To the extent the closing of the second tranche has not already taken place, the investors in the first tranche also have a call right on the shares underlying the second tranche whereby such shares can be purchased for the same price as the second tranche (the “2017 Series A Investor Call Option”). The 2017 Series A Investor Call Option terminates upon the Roadshow Acceleration Date. The 2017 Series A Investor Right/Obligation and the 2017 Series A Investor Call Option have been evaluated and determined to be a free standing instrument, the 2017 Series A Investor Instrument. The 2017 Series A Investor Instrument was accounted for as a liability (see Note 2).

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

Upon the closing of the IPO, the Series A convertible preferred stock automatically converted into shares of common stock on a 9.17‑for‑1 basis.

The holders of the Series A convertible preferred stock had the following rights and preferences:

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

Dividends

The holders of Series A convertible preferred stock are entitled to receive dividends in preference to any dividend on common stock at the rate of 8.0% per year of the original issue price. Dividends shall accrue annually, whether or not declared, and shall be cumulative. The Company may not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of Series A convertible preferred stock then outstanding shall first receive, or simultaneously receive, dividends on each outstanding share of Series A convertible preferred stock. Through December 31, 2017, no dividends had been declared or paid by the Company. Accrued dividends, whether or not declared, shall also be payable upon any liquidation event. At December 31, 2017 and December 31, 2016, cumulative preference dividends amounted to zero, or $0.00 per share and $4,129, or $0.10 per share, respectively.

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

A merger, acquisition, sale of voting control or other transaction of the Company in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving company shall be considered a Deemed Liquidation Event. A sale, exclusive license, transfer or other disposition of all or substantially all of the assets of the Company shall also be considered a Deemed Liquidation Event. Each share of Series A convertible preferred stock may be redeemed at the option of the holder upon the occurrence of a deemed liquidation event. As of December 31, 2017 and December 31, 2016, the liquidation preference of the outstanding shares of Series A convertible preferred stock was approximately zero and $44,129, respectively.

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

On October 10, 2017 the Company completed its IPO and  in connection with the IPO, the Company’s outstanding shares of Series A convertible preferred stock and Series A-1 convertible junior preferred stock were automatically converted into 17,406,338 shares of common stock.

6. Common Stock

In March 2013, the Company issued 10,196,292 shares of common stock at a purchase price of $0.001 per share. As of December 31, 2016, the LLC entity owned all of these shares.

On August 21, 2017, the LLC entity exchanged 8,578,646 of its shares of the Company's common stock for 78,666,209 shares of the Company's series A‑1 junior preferred stock and the LLC entity distributed all of its shares of the

Company's series A‑1 junior preferred stock to the holders of its preferred units and the remaining 1,617,646 shares of its common stock to the holders of its common units. Following this distribution, the LLC entity no longer owned any of the Company's shares. The series A‑1 junior preferred stock is not redeemable and does not have a stated dividend or liquidation preference.  These shares converted to common stock on a 9.17‑to‑1 basis upon the closing of the IPO in October 2017.

In September 2017, the Company's board of directors approved a 1-for-9.17 reverse stock split of the Company's issued and outstanding shares of common stock. All shares and per share amounts in the financial statements have been retrospectively adjusted for all periods presented to give effect of the reverse stock split.

7. Stock‑based Compensation

2017 Stock Incentive Plan

2017 Plan Overview

Prior to August 2015, we did not have our own equity compensation plan. In August 2015, our Board of Directors and our stockholders approved and we adopted the 2015 equity incentive plan, as amended and in effect prior to the closing of our IPO, or the 2015 Plan, which we terminated upon consummation of our IPO and replaced with the 2017 equity incentive plan, or the 2017 Plan.  The 2017 Plan provides for the grant of incentive and non‑qualified stock options and restricted stock awards to employees, consultants, advisors and directors, as determined by the board of directors. The Company reserved 4,018,538 shares of common stock to be issued under the Plan. The number of shares authorized under the 2017 Plan will be increased each January 1, commencing on January 1, 2018 and ending on (and including) January 1, 2027, by an amount equal to 4% of the outstanding shares of stock outstanding as of the end of the immediately precedeing fiscal year. Notwithstanding the foregoing, our board of directors may act prior to January 1 for a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 Plan for such year, or that the increase in the number of shares authorized under the 2017 Plan for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.  Shares of common stock issued upon exercise of stock options are generally issued from new shares of the Company. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company, and not less than 110% for participants who own more than 10% of the Company's voting power. Options and restricted stock granted under the Plan will vest over periods as determined by the Company's board of directors. For options granted to date, the exercise price equaled the fair value of the common stock as determined by the board of directors on the date of grant.

The Company estimates the fair value of stock‑based awards to employees and non‑employees using the Black‑Scholes option‑pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of the underlying common stock, (b) the expected term of the award, (c) the risk‑free interest rate, and (d) expected dividends. Due to the lack of a public market for the trading of its common stock and a lack of company‑specific historical and implied volatility data, the Company based its estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as the Company that are publicly traded. For these analyses, the Company selected companies with comparable characteristics to its own including enterprise value, risk profiles and with historical share price information sufficient to meet the expected life of the stock‑based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of its stock‑based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company estimated the expected life of its employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk‑free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.

The Company was historically required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from estimates. The Company used historical data to estimate pre‑vesting option forfeitures and record stock‑based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from its estimates, the difference was recorded as a cumulative adjustment in the period the estimates were revised. Stock‑based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. Upon adopting ASU 2016‑09 on January 1, 2017, the Company elected to account for forfeitures as they occur.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

The grant date fair value of awards subject to service‑based vesting, net of estimated forfeitures, is recognized ratably over the requisite service period, which is generally the vesting period of the respective awards. The Company's stock option awards typically vest over a service period that ranges from three to four years and includes awards with one year cliff vesting followed by ratable monthly and quarterly vesting thereafter and ratable monthly vesting beginning on the grant date.

The unvested portion of stock options granted to non‑employees are subject to remeasurement at subsequent reporting periods.

During the years ended December 31, 2017, 2016 and 2015, the Company granted 1,112,717, 164,229 and 900,167 common stock option awards to certain directors, employees and non‑employees, respectively.

Using the Black-Scholes option pricing model, the weighted average grant date fair value of options granted to employees and directors during the year ended December 31, 2017 was $4.98.

The fair value of share options granted to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Year ended
	December 31,
	2017	2016	2015
Risk‑free interest rate	1.97%	1.39%	1.84%
Expected term (in years)	5.95	6.25	5.93
Expected volatility	66.18%	74.20%	66.50%
Expected dividend yield	—	—	—

Using the Black-Scholes option pricing model, the weighted average grant date fair value of options granted to non-employees during the year ended December 31, 2017 was $5.25.

The fair value of share options granted to non-employees was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Year ended
	December 31,
	2017	2016	2015
Risk‑free interest rate	2.27%	1.58%	2.25%
Expected term (in years)	10.00	10.00	10.00
Expected volatility	74.91%	71.18%	75.70%
Expected dividend yield	—	—	—

A summary of the Company's common stock option activity for the year ended December 31, 2017 is as follows:

			Weighted‑
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2016	1,064,396	$5.32	9.02	$—
Granted	1,112,717	8.22	—	—
Exercised	(152,671)	4.59	—	588
Cancelled	(191,803)	6.27	—	—
Outstanding as of December 31, 2017	1,832,639	$7.04	8.48	$40,382
Options vested and expected to vest as of December 31, 2017	1,832,639	$7.04	8.48	$40,382
Options exercisable at December 31, 2017	535,416	$5.53	6.98	$12,598

The following summarizes information about stock options at December 31, 2017 by range of exercise prices:

			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
Range of		Number	Contractual	Exercise	Number	Exercise
Exercise Prices		Oustanding	Term	Price	Exercisable	Price
$ 4.59	$ 6.05	650,851	7.26	$4.79	309,174	$4.59
$ 6.14	$ 6.88	930,958	9.34	6.59	143,650	6.41
$ 7.52	$ 30.51	250,830	8.44	14.54	82,592	7.52
		1,832,639	8.48	$7.04	535,416	$5.53

Under the Plan, the Company recorded stock‑based compensation of $2,084, $993 and $192 during the year ended December 31, 2017, 2016 and 2015, respectively, that consists of stock‑based compensation expense for stock options granted to (or modified for) employees and directors of $1,859, $277 and $39, respectively, and stock options granted to non‑employees and employees of the Motus entity that are allocated to the Company of $225, $716 and $153, respectively.

During 2017, there were three awards subject to modification accounting under ASC 718-20-35-3 through 35-4. Per terms of separation with a former employee, three months of accelerated vesting was granted for the former employee’s three stock option awards. As a result, the Company recognized incremental expense for the stock option awards of $254.

As of December 31, 2017, the Company has unrecognized compensation cost of $6,599 related to non‑vested employee, non‑employee and director awards that is expected to be recognized over a weighted‑average period of 2.79 years.

The following table summarizes the classification of the Company's stock‑based compensation expenses related to the Plan recognized in the Company's statements of operations and comprehensive loss.

	Year Ended
	December 31,
	2017	2016	2015
Research and development	$775	$343	$68
Selling, general, and administrative	1,309	650	124
Total	$2,084	$993	$192

LLC Incentive Plan

The Company was allocated stock compensation expense from the LLC entity's plan using the same proportional use basis for other shared costs (see Note 2). The following table summarizes the classification of the Company's stock‑based compensation expenses related to the costs allocated from the LLC's Plan recognized in the Company's statements of operations and comprehensive loss.

	Year Ended
	December 31,
	2017	2016	2015
Research and development	$152	$163	$76
General and administrative	42	12	30
Total	$194	$175	$106

The remainder of this Note discloses the stock‑based compensation activity of the Predecessor Company and the LLC entity.

Original Plan

The Predecessor Company had one stock based compensation plan—the 2010 equity incentive plan, as amended (the “Original Plan”). The Original Plan previously provided for the grant of incentive and non‑qualified stock options and restricted stock grants to employees, consultants, advisors and directors, as determined by the board of directors of the Predecessor Company.

As a result of the Corporate Reorganization, all outstanding option grants under the Original Plan were cancelled. Each holder of a stock option that was cancelled was issued a restricted common unit of the LLC entity in its place on a one‑for‑one basis. Restricted common unit vesting agreements were contracted between the LLC entity and the restricted common unit holder granting the holder the same vesting terms as originally granted in the respective option agreement. Any unvested portion of the stock option at the Corporate Reorganization would continue to vest under those original time frames and conditions. Exercise prices were eliminated as they are not applicable to common unit instruments, and all equity incentive grants after the Corporate Reorganization were of restricted common units.

The holder of a restricted common unit is entitled to one vote per unit. After the payment of all preferential amounts to the holders of the convertible preferred units, the holder of a restricted common unit is entitled to his pro rata share of the remaining consideration, if any, based on the number of restricted common units held by the holder.

Restricted Common Units

Upon the Corporate Reorganization, all 615,685 common stock options of the Predecessor Company under the Original Plan outstanding as of March 21, 2013 were exchanged on a one‑for‑one basis for 615,685 restricted common units of the LLC entity. Vesting continued on the same schedule as originally granted per the respective option agreement. At the time of the exchange, the LLC entity determined the fair value of a restricted common unit to be $1.21 per unit, equivalent to the fair value of a common unit. The fair value of stock options immediately prior to the Corporate Reorganization was determined using a Black‑Scholes option pricing model and ranged in value from $0.48 to $0.64. The exchange was accounted for by the LLC entity as a modification in accordance with ASC 718, with the incremental fair value determined to be $255, of which $99 was recognized immediately upon the Corporate Reorganization for the portion related to the vested awards, and the remaining $156 will be recognized over the remaining service period of the restricted common units, net of estimated forfeitures. No common stock options were issued by the Relamorelin Company under the Original Plan subsequent to the Corporate Reorganization.

All restricted common units granted subsequent to the Corporate Reorganization were valued at the fair value of the LLC entity's common unit on the date of grant and will be expensed over their respective service period. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” and represents only the unvested portion of the surrendered unit. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

A summary of the LLC entity's restricted common unit activity for the year ended December 31, 2017 is as follows:

		Weighted‑
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Unit
Outstanding unvested as of December 31, 2016	94,617	$3.31
Granted	—	—
Vested	(71,048)	2.73
Cancelled	—	—
Outstanding unvested as of December 31, 2017	23,569	$5.06

The LLC entity recorded total stock‑based compensation expense for restricted common units granted to employees, directors and non‑employees of $194, $221 and $337 during the years ended December 31, 2017, 2016 and 2015, respectively. The total fair value of restricted common units vested during the years ended December 31, 2017,  2016 and 2015 was $194, $208 and $309, respectively. As of December 31, 2017, we have unrecognized compensation expense related to the unvested portion of these awards of $119, and we expect to recognize this amount over a weighted‑average period of approximately 0.8 years.

2017 Employee Stock Purchase Plan

The Company’s board of directors has adopted and the Company’s stockholders have approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective in connection with the completion of the Company’s IPO in October 2017. A total of 272,841 shares of common stock were reserved for issuance under this plan. In addition, The number of shares authorized under the ESPP will be increased each January 1, commencing on January 1, 2019 and ending on (and including) January 1, 2027, by an amount equal to the lesser of 1% of outstanding shares as of the end of the immediately preceding fiscal year and 682,102. Notwithstanding the foregoing, our board of directors may act prior to January 1 of a given year to provide that there will be no such January 1 increase in the number of shares authorized under the ESPP for such year, or that the increase in the number of shares authorized under the ESPP for such year will be a lesser number than would otherwise occur pursuant to the preceeding sentence.  No shares were issued under this plan during the year ended December 31, 2017.

8. Significant Agreements

License Agreements

The Predecessor Company entered into a license agreement on February 26, 2010 with Ipsen Pharma, S.A.S. (“Ipsen”) that granted full worldwide right for two programs that include the clinical candidates setmelanotide, which is in Phase 3 clinical trials, and relamorelin, which has completed a Phase 2 clinical trial. As a result of the Corporate Reorganization described in Note 1, the Ipsen license was converted to separate license agreements for the setmelanotide program held by the Company and the relamorelin program held by the Relamorelin Company, respectively. Under the terms of the setmelanotide Ipsen license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Ipsen may receive aggregate payments of up to $40,000 upon the achievement of certain development and commercial milestones and royalties on future product sales in the mid‑single digits. Substantially all of such aggregate payments of up to $40,000 are for milestones that may be achieved no earlier than first commercial sale of setmelanotide. In the event that the Company executes a sublicense agreement, it shall make payments to Ipsen, depending on the date of such sublicense agreement, ranging from 10% to 20% of all revenues actually received under such sublicense agreement.

In connection with this license agreement, the LLC entity issued two warrants in March 2010 to an affiliate of Ipsen to purchase a total of 489,500 common units.  These warrants were vested in full in 2010 and 2011, respectively.  In July 2015, the warrant agreement was amended to extend the expiration date to July 31, 2015 as the original warrant agreement expired in March 2015.  In July 2015, an affiliate of Ipsen elected to exercise these warrants in full for a total of 489,500 common units of the LLC entity.  In July 2015, upon exercise, warrant expense of $923 was allocated to the Company relating to the modification of these warrants and is included within research and development expense.

In January 2016, the Company entered into a licensing agreement with Camurus AB, or Camurus, for the use of Camurus' drug delivery technology. The contract includes a non‑refundable and non‑creditable signing fee of $500, which was paid during January 2016. The Camurus Agreement also includes up to $7,750 in one‑time, non‑refundable development milestones achievable upon certain regulatory successes. The Company is also required to pay to Camurus royalties, mid to mid‑high single digit, on a product‑by‑product and country‑by‑country basis of annual net sales, until the later of (i) 10 years after the date of first commercial sale of such product in such country; or (ii) the expiration of the last to expire valid claim of all licensed patent rights in such country covering such product. The Company is also required to pay one‑time, non‑refundable, non‑creditable sales milestones upon the achievement of certain sales levels for such product and cannot be in excess of $57,000.

In March 2017, the Company achieved the first milestone event associated with this license agreement. The Company completed the first manufactured batch using the Camurus drug delivery technology and filed an investigational new drug application with the FDA. The fee associated with this first milestone was $250 and was recorded as research and development expense.

In December 2017, the Company achieved the second milestone event associated with this license agreement. The Company completed the Phase I proof of concept study using the Camurus drug delivery technology. The fee associated with this second milestone was $1,000 and was recorded as research and development expense.

9. Commitments and Contingencies

The Company is not a party to the lease for the facility it previously shared with the Relamorelin Company. In November 2015, the Company entered into a Lease Agreement for an office facility at 500 Boylston Street, Boston, Massachusetts. The lease term commenced in May 2016 and has a term of 5 years with a five -year renewal option to extend the lease. Rent expense for the years ended December 31, 2017 and 2016 was $215 and $179, respectively.

Future minimum payments under the Lease Agreement as of December 31, 2017, are as follows:

2018	$298
2019	305
2020	311
2021	131
Total	$1,045

10. Related‑Party Transactions

The Company shared costs with the Relamorelin Company, its affiliate, including payroll, facilities, information technology and other research and development and general and administrative overhead costs. Additionally, the Relamorelin Company had paid certain Company expenses directly on behalf of the Company. Shared costs incurred by the Relamorelin Company and Company expenses paid by the Relamorelin Company on behalf of the Company are allocated from the Relamorelin Company to the Company as described in Note 1 and Note 2. These net costs totaled $1,570 and $2,149 for the years ended December 31, 2016 and 2015, respectively.  The Relamorelin Company was sold to a large pharmaceutical company on December 15, 2016.

The LLC made payments on behalf of the Company totaling $105 related to allocated 2016 employee bonuses. Those costs are recorded as a payable due to the LLC entity from the Company at December 31, 2016 on the balance sheet.

Expenses paid directly by the Company to consultants considered to be related parties amounted to $2,400, $619 and $153 for the years ended December 31, 2017, 2016 and 2015, respectively. Outstanding payments due to these related parties as of December 31, 2017 and 2016 were $90 and $50, respectively and were included within Accounts payable on the balance sheet. Expenses paid by the Relamorelin Company to these related parties amounted to zero, $966 and $1,357 for the years ended December 31, 2017, 2016 and 2015, respectively.

Employees of certain holders of series A and series B convertible preferred units of the LLC entity, have been retained as consultants supporting development activities of the Company and the Relamorelin Company for which the holders are paid cash compensation pursuant to consulting arrangements. Compensation payments related to these consultants totaled $97, $78 and $125 for the years ended December 31, 2017, 2016 and 2015, respectively.

11. Income Tax

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

For the years ended December 31, 2017 and 2016, the Company did not have a current or deferred income tax expense or benefit as the entity has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

A reconciliation of the income tax benefit at the federal statutory tax rate to the Company's effective income tax rate follows:

	As of
	December 31,
	2017	2016	2015
Statutory tax rate	34.00%	34.00%	34.00%
State tax, net of federal benefit	4.08%	2.63%	4.33%
Research and development credit	1.87%	1.34%	0.85%
Orphan drug credit	2.29%	2.15%	1.91%
Non deductible deferred issuance costs	—%	(2.40)%	—%
Tax law change	(27.98)%	—%	—%
Stock compensation	(1.84)%	—%	—%
Investor instrument revaluation	(1.88)%	—%	—%
Non deductible warrant expense	—%	—%	(2.82)%
Other	(0.07)%	(1.32)%	(2.23)%
Change in valuation allowance	(10.47)%	(36.40)%	(36.04)%
Effective tax rate	—%	—%	—%

The principal components of the Company's deferred tax assets are as follows:

	As of
	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$18,325	$17,248
Research and development credits	2,317	1,214
Orphan drug credit	2,333	1,164
Capitalized license fee	500	600
Other	599	262
Total gross deferred tax assets	24,074	20,488
Valuation allowance	(24,074)	(20,488)
Net deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act"), was signed into law. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 34% to 21%, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign source income of domestic multinational corporations. The Company is in the process of quantifying the tax impacts of The Act. As a result of The Act, the Company expects there will be one-time adjustments for the re-measurement of deferred tax assets (liabilities). Given the Company's full valuation allowance as of December 31, 2017, the Company does not expect the adjustment to materially impact the Company's income tax provision or balance sheet. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting  Implications of the Tax Cuts and Jobs Act, or SAB 118, which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, we have determined that our deferred tax asset value and associated valuation allowance reduction of $9,432 is a provisional amount and a reasonable estimate at December 31, 2017. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions we have made thus far and the issuance of additional regulatory or other guidance. We expect to complete the final impact within the measurement period. The Company has quantified the impact of the rate reduction from 34% to 21% in its balance sheet.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2017 and 2016, because the Company's management has determined that is it more likely than not that these assets will not be realized. The increase in the valuation allowance of $3,586 in 2017 and $9,417 in 2016 primarily relates to the net loss incurred by the Company during each period, partially offset by the federal rate reduction from 34% to 21% as a result of The Act in 2017.

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $73,109 and $3,763, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire at various times beginning in 2033 for federal and state purposes.

As of December 31, 2017, the Company had federal and state research tax credits of approximately $1,925 and $496, respectively, which may be used to offset future tax liabilities. Additionally, as of December 31, 2017, the Company had a federal orphan drug credit related to qualifying research of $2,333. These tax credit carryforwards will begin to expire at various times beginning in 2033 for federal purposes and 2028 for state purposes.

The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions and other provisions within the Internal Revenue Code. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company has not recorded any reserves for uncertain tax positions as of December 31, 2017 and 2016. The Company has not, as yet, conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits will be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to examination by the U.S. federal, state and local income tax authorities for tax years 2013 forward. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

12. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information from 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017

Total revenue	$—	$—	$—	$—
Total operating expenses	6,389	6,754	8,286	10,983
Other income (expense), net:	29	(48)	(1,730)	452
Net loss and comprehensive loss	(6,360)	(6,802)	(10,016)	(10,531)
Net loss attributable to common stockholders	$(7,526)	$(8,008)	$(11,429)	$(10,619)
Net loss attributable to common stockholders per common share, basic and diluted	$(0.74)	$(0.78)	$(1.78)	$(0.41)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016

Total revenue	$—	$—	$—	$—
Total operating expenses	5,391	5,738	6,401	8,375
Other income (expense), net:	6	8	10	9
Net loss and comprehensive loss	(5,385)	(5,730)	(6,391)	(8,366)
Net loss attributable to common stockholders	$(6,183)	$(6,528)	$(7,191)	$(9,172)
Net loss attributable to common stockholders per common share, basic and diluted	$(0.61)	$(0.64)	$(0.71)	$(0.90)