Form 10-Q
period 2018-03-31
RHYTHM PHARMACEUTICALS, INC.
filed 2018-05-14
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s Common Stock as of May 11, 2018 was 27,530,184.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$43,167	$34,236
Short-term investments	93,286	113,846
Prepaid expenses and other current assets	1,961	2,589
Total current assets	138,414	150,671
Property, plant and equipment, net	779	840
Restricted cash	250	225
Total assets	$139,443	$151,736
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$2,456	$2,427
Deferred rent	85	83
Accrued expenses and other current liabilities	3,038	4,210
Total current liabilities	5,579	6,720
Long-term liabilities:
Deferred rent	206	228
Total liabilities	5,785	6,948
Commitments and contingencies

Preferred stock:
Convertible Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized; 27,284,140 shares issued and outstanding March 31, 2018 and December 31, 2017, respectively	27	27
Additional paid-in capital	260,342	255,013
Accumulated deficit	(126,711)	(110,252)
Total stockholders’ equity	133,658	144,788
Total liabilities, convertible preferred stock and stockholders’ equity	$139,443	$151,736

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017
Operating expenses:
Research and development	$12,286	$4,873
Selling, general, and administrative	4,715	1,516
Total operating expenses	17,001	6,389
Loss from operations	(17,001)	(6,389)
Other income (expense):
Interest income, net	542	29
Total other income (expense):	542	29
Net loss and comprehensive loss	$(16,459)	$(6,360)
Net loss attributable to common stockholders	$(16,459)	$(7,526)
Net loss attributable to common stockholders per common share, basic and diluted	$(0.60)	$(0.74)
Weighted average common shares outstanding, basic and diluted	27,284,140	10,196,292

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017

Operating activities
Net loss	$(16,459)	$(6,360)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash research and development license expense	4,448	—
Stock-based compensation expense	958	264
Depreciation and amortization	61	54
Non-cash rent expense	(20)	(18)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	581	(305)
Deferred issuance costs	—	(82)
Accounts payable, accrued expenses and other current liabilities	(1,220)	(464)
Due to related parties	—	(105)
Net cash used in operating activities	(11,651)	(7,016)
Investing activities
Purchases of short-term investments	(2,023)	(12,009)
Maturities of short-term investments	22,630	3,990
Purchases of property, plant and equipment	—	—
Net cash provided by (used in) investing activities	20,607	(8,019)
Financing activities
Net proceeds from issuance of Series A Convertible Preferred Stock	—	20,377
Net cash provided by financing activities	—	20,377
Net increase (decrease) in cash, cash equivalents and restricted cash	8,956	5,342
Cash, cash equivalents and restricted cash at beginning of year	34,461	6,765
Cash, cash equivalents and restricted cash at end of year	$43,417	$12,107

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company”), is a biopharmaceutical company focused on the development and commercialization of peptide therapeutics for the treatment of genetic deficiencies that result in life‑threatening metabolic disorders. The Company's lead product candidate is setmelanotide (“RM‑493”), which is a potent, first‑in‑class, melanocortin‑4, or MC4, receptor, agonist for the treatment of rare genetic disorders of obesity caused by MC4 pathway deficiencies. The Company is currently evaluating setmelanotide for the treatment of six genetic disorders of obesity: pro‑opiomelanocortin, or POMC, leptin receptor, or LepR, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous, and POMC epigenetic disorders.

In March 2018 the Company acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited (“Takeda”) to develop and commercialize T-3525770 (now “RM-853”). RM-853 is a potent, orally available ghrelin o-acyltransferase (“GOAT”) inhibitor currently in preclinical development for Prader-Willi Syndrome (“PWS”). PWS is a rare genetic disorder that results in hyperphagia and early-onset, life-threatening obesity, for which there are no approved therapeutic options.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of March 31, 2018, the Company had an accumulated deficit of $126,711.  The Company has primarily funded these losses through capital contributions received from the LLC entity and the sale of preferred and common stock to outside investors. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. At March 31, 2018, the Company had $136,453 of cash and cash equivalents and short‑term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, and funded research and development programs, to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operating plan into the second half of 2019.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). As permitted under these rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted.

The accompanying interim balance sheet as of March 31, 2018, the statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, the statement of cash flows for the three months ended March 31, 2018 and 2017 and the related footnote disclosures are unaudited. In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include all normal recurring adjustments necessary for the fair presentation of the interim financial statements. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these financial statements include accrued expenses, stock‑based compensation expense, the valuation allowance on the Company's deferred tax assets, and the fair value of the Series A Investor Instrument (see Note 4).

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

The Company used the Black‑Scholes option‑pricing model, which incorporates assumptions and estimates, to value the 2017 Series A Investor Call Option and assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying series A preferred stock, the expected term of the Series A Investor Call Option, risk‑free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The Company determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sale of our convertible preferred stock and the investors' right to invest in a subsequent tranche. As the Company was a private company and lacked company‑specific historical and implied volatility information of its stock, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term comparable to the estimated term of the Series A Investor Call Option. The risk‑free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated term of the Series A Investor Call Option. A dividend yield of zero was assumed.  The fair value of the Series A Investor Instrument is determined to be the sum of the fair values of the 2017 Series A Investor Right/Obligation and the 2017 Investor Call Option.

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

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Stock options	2,427,629	1,037,131
Series A convertible preferred shares	—	6,594,870
Total	2,427,629	7,632,001

Basic and diluted earnings per share is calculated as follows:

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(16,459)	$(6,360)
Cumulative dividends on convertible preferred shares	—	(1,166)
Loss attributable to common shares—basic and diluted	$(16,459)	$(7,526)
Denominator:
Weighted-average number of common shares—basic and diluted	27,284,140	10,196,292
Loss per common share—basic and diluted	$(0.60)	$(0.74)

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

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU did not have a material impact on the Company’s statements of cash flows.

In May 2017, the FASB issued ASU 2017‑09, Compensation‑Stock Compensation (Topic 718): Scope of Modification Accounting, (“ASU 2017-09”). ASU 2017‑09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share‑based payment award. The amendments in ASU 2017‑09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

3. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2018	2017
Research and development costs	$1,426	$2,771
Professional fees	1,137	327
Payroll related	462	1,094
Other	13	18
Accrued expenses	$3,038	$4,210

4. Fair Value of Financial Assets and Liability

As of March 31, 2018 and December 31, 2017, the carrying amount of cash and cash equivalents and short‑term investments was $136,453 and $148,082, respectively, which approximates fair value. Cash and cash equivalents and short‑term investments includes investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 and had a total balance of $51,742 and $34,698 as of March 31, 2018 and December 31, 2017, respectively.  The financial assets valued based on level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

A financial liability was recognized by the Company during the three months ended March 31, 2017 related to the 2017 Series A Investor Instrument. The liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Upon the closing of the second tranche of the 2017 Series A preferred financing in August 2017, this liability was settled.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	March 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$6,989	$—	$6,989
Money Market Funds	36,779	—	—	36,779
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	78,323	—	78,323
U.S. Treasury Securities	14,963	—	—	14,963
Total	$51,742	$85,312	$—	$137,054

	Fair value Measurements as of
	December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities	$—	$15,104	$—	$15,104
Money Market Funds	17,753	—	—	17,753
Marketable Securities:
Corporate Debt Securities	—	96,901	—	96,901
U.S. Treasury Securities	16,945	—	—	16,945
Total	$34,698	$112,005	$—	$146,703

Marketable Securities

The following tables summarize the Company's marketable securities:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities and Commercial Paper (due within 1 year)	$78,528	$—	$(205)	$78,323
U.S. Treasury Securities (due within 1 year)	14,979	—	(16)	14,963
	$93,507	$—	$(221)	$93,286

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities (due within 1 year)	$97,029	$—	$(128)	$96,901
U.S. Treasury Securities (due within 1 year)	16,958	—	(13)	16,945
	$113,987	$—	$(141)	$113,846

Below is a roll forward of the fair value of the 2017 Series A Investor Instrument for the three months ended March 31, 2017:

2017 Series A Investor
Instrument
Fair value at December 31, 2016	$—
Fair value upon the January 2017 Initial Closing, net	328
Change in fair value	—
Fair value at March 31, 2017	$328

The fair value of the Series A Investor Instrument is the sum of the probability‑weighted fair value of the 2017 Investor Right/Obligation and the 2017 Series A Call Option.

The following assumptions and inputs were used in determining the fair value of the 2017 Series A Investor Call Option valued using the Black‑ Scholes option pricing model:

March 31, 2017
Series A Convertible Preferred Stock Exercise Price	$1.00
Series A Convertible Preferred Stock Fair Value	$1.39
Expected term	3.5 months
Expected volatility	82.0%
Expected interest rate	0.76%
Expected dividend yield	—

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

5. Preferred and Common Stock

Preferred Stock

Upon the closing of the IPO, the series A convertible preferred stock automatically converted into shares of common stock on a 9.17‑for‑1 basis.

Common Stock

In March 2013, the Company issued 10,196,292 shares of common stock at a purchase price of $0.001 per share. Prior to August, 2017, the LLC entity owned all of these shares.

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

On April 3, 2018, in association with the Takeda license agreement, the Company issued 223,544 shares of common stock.  See Note 6 for further discussion.

6. Significant Agreements

License Agreements

The Predecessor Company entered into a license agreement on February 26, 2010 with Ipsen Pharma, S.A.S. (“Ipsen”) that granted full worldwide right for two programs that include the clinical candidates setmelanotide, which is in Phase 3 clinical trials, and relamorelin. As a result of the Corporate Reorganization described in Note 1, the Ipsen license was converted to separate license agreements for the setmelanotide program held by the Company and the relamorelin program held by the Relamorelin Company, respectively. Under the terms of the setmelanotide Ipsen license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Ipsen may receive aggregate payments of up to $40,000 upon the achievement of certain development and commercial milestones and royalties on future product sales in the mid‑single digits. Substantially all of such aggregate payments of up to $40,000 are for milestones that may be achieved no earlier than first commercial sale of setmelanotide. In the event that the Company executes a sublicense agreement, it shall make payments to Ipsen, depending on the date of such sublicense agreement, ranging from 10% to 20% of all revenues actually received under such sublicense agreement.

In July 2017, the Company made a prepayment on the first milestone event associated with this license agreement. The first milestone relates to the initiation of a Phase 3 study for setmelanotide in a pivotal multi-center human clinical trial in a large number of patients. The prepayment associated with this milestone was $1,000 and was recorded as research and development expenses during the three months ended March 31, 2018 when the milestone criteria was met in full.

In January 2016, the Company entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus’ drug delivery technology. The contract includes a non‑refundable and non‑creditable signing fee of $500, which was paid during January 2016. The Camurus agreement also includes up to $7,750 in one‑time, non‑refundable development milestones achievable upon certain regulatory successes. The Company is also required to pay to Camurus, mid to mid‑high single digit royalties, on a product‑by‑product and country‑by‑country basis of annual net sales, until the later of (i) 10 years after the date of first commercial sale of such product in such country; or (ii) the expiration of the last to expire valid claim of all licensed patent rights in such country covering such product. The Company is also required to pay one‑time, non‑refundable, non‑creditable sales milestones upon the achievement of certain sales levels for such product that cannot be in excess of $57,000.

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

In March 2018, the Company entered into a license agreement with Takeda, for the rights of a program that includes the clinical candidate RM-853, which is a GOAT inhibitor, which is currently in preclinical development for PWS.  Pursuant to the license agreement the Company was required to pay a non‑refundable and non‑creditable signing fee, which the Company settled by issuing on April 3, 2018, 223,544 shares of common stock valued at $4,448.  Under the terms of the license agreement, assuming that RM-853 is successfully developed, receives regulatory approval and is commercialized, the Company is also required to pay up to $70,000 in one‑time, non‑refundable development milestone payments upon the  achievement of certain clinical and regulatory milestones. The Company is also required to pay up to $70,000 in one‑time, non‑refundable, non‑creditable sales milestone payments upon the achievement of certain sales levels.  The Company is also required to pay to Takeda, mid to mid‑high single digit royalties (subject to certain potential reductions over time), on a product‑by‑product and country‑by‑country basis of annual net sales, of each product in such country, beginning on the first commercial sale of a product in such country, and continuing until the latest of (i) 10 years after the date of first commercial sale of such product in such country; or (ii) the expiration of the last to expire valid claim of a Takeda patents covering the composition or use of such product in such country; or (iii) the expiration of all regulatory exclusivity for such product in such country. The Company recorded the fair value of the common stock to be issued to the licensors as research and development expense, as the license does not have a future alternative use, in accordance with ASC Topic 730, Research and Development.  As the shares were not issued prior to the end of the period, the Company evaluated the forward contract and concluded that it met the criteria for equity classification and such amounts have been recorded within additional paid-in capital as of March 31, 2018.

7. Related‑Party Transactions

Expenses paid directly to consultants considered to be related parties amounted to $472 and $229 for the three months ended March 31, 2018 and 2017, respectively. Outstanding payments due to these related parties as of March 31, 2018 and December 31, 2017 were $102 and $112, respectively, and were included within accounts payable on the balance sheet.

8. Income Taxes

For the year ended December 31, 2017, the Company did not have a current or deferred income tax expense or benefit as the entity has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including statements regarding our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; statements regarding our ability to hire and retain necessary personnel; statements regarding patient enrollments and the timing thereof; statements regarding the timing of announcements regarding results of clinical trials; statements regarding our ability to protect our intellectual property; statements regarding our ability to negotiate our collaboration agreements, if needed; statements regarding our marketing, commercial sales, and revenue generation; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms include forward looking statements that involve risks and uncertainties. Forward-looking statements are not promises or guarantees of future performance, and are subject to a variety of risks and uncertainties, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in such forward-looking statements. These factors include those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.

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

We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LepR deficiency obesity and Bardet‑Biedl syndrome, three genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger.  The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin-melanocortin pathway, which includes both POMC deficiency obesity and LepR deficiency obesity. In May 2018, the FDA has also agreed that Bardet‑Biedl syndrome and Alstrom Syndrome have been included under the existing Breakthrough Therapy designation for setmelanotide.  Setmelanotide is currently in Phase 3 development for POMC deficiency obesity and LepR deficiency obesity. We continue to enroll patients in our POMC deficiency obesity Phase 3 clinical trial and expect to complete enrollment of the ten required patients in the first half of 2018 and to report Phase 3 data in the first half of 2019.  We are currently in an ongoing pivotal Phase 3 clinical trial for setmelanotide in LepR deficiency obesity.  We continue to enroll patients in our LepR deficiency obesity Phase 3 clinical trial, and expect to complete enrollment in 2018. We have demonstrated proof of concept in our Phase 2 clinical trial in Bardet‑Biedl syndrome, and expect to meet with regulatory authorities in early 2018 to plan a pivotal Phase 3 clinical trial in Bardet‑Biedl syndrome that we anticipate we can initiate in 2018. We have also initiated Phase 2 clinical trials in Alström syndrome, POMC heterozygous deficiency obesity and POMC epigenetic disorders.  We anticipate reporting preliminary results in these additional Phase 2 indications in the first half of 2018.  Approximately 300 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

We have leveraged skilled experts, consultants, contract research organizations, or CROs, and contractors to manage our clinical operations under the leadership and direction of our management. We expect to expand our infrastructure to manage our clinical, finance and commercial operations with a higher proportion of full‑time employees. We have twenty-five employees. Of these employees, thirteen are engaged in development activities, four are engaged in commercialization activities and eight are engaged in support administration, including business development and finance. In the near‑term, we expect to significantly expand our clinical, commercial and finance personnel, in particular, and will incur increased expenses as a result.

In March 2018 we acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited (“Takeda”) to develop and commercialize T-3525770 (now “RM-853”). RM-853 is a potent, orally available ghrelin o-acyltransferase (“GOAT”) inhibitor currently in preclinical development for Prader-Willi Syndrome (“PWS”). PWS is a rare genetic disorder that results in hyperphagia and early-onset, life-threatening obesity, for which there are no approved therapeutic options.  We will assume sole responsibility for the global product development and commercialization of RM-853. Takeda received an upfront fee of $4.4 million which we settled in April 2018 with shares of our common stock, and will receive back-end development milestones, and single-digit royalties on future RM-853 sales.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated any product revenue and have financed our operations primarily through capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity and the private placement of equity securities to outside investors. On October 10, 2017 we completed our initial public offering, or IPO, of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. We received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, our outstanding shares of convertible preferred stock were automatically converted into 17,406,338 shares of common stock.  We will not generate revenue from product sales until we successfully complete development and obtain regulatory approval for setmelanotide, which we expect will take a number of years and is subject to significant uncertainty. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of March 31, 2018, we had an accumulated deficit of $126.7 million. Our net losses were $16.5 million and $6.4 million for the three months ended March 31, 2018 and 2017, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue to conduct clinical trials for setmelanotide;
•	engage contract manufacturing organizations, or CMOs, for the manufacture of setmelanotide for clinical trials;
•	seek regulatory approval for setmelanotide;
•	expand our clinical and financial operations and build a marketing and commercialization infrastructure; and
•	operate as a public company.

As of March 31, 2018, our existing cash and cash equivalents and short‑term investments were approximately $136.5 million. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses into the second half of 2019.

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

In January 2017 and August 2017, we sold 20,475,001 shares and 20,474,998 shares, respectively, of our series A convertible preferred stock to certain investors. Following the closing of our series A convertible preferred stock financings, the LLC entity remained our largest stockholder, with the balance of our stock being owned by our series A investors. In August 2017, the LLC entity exchanged 8,578,646 of its shares of our common stock for 78,666,209 newly‑issued shares of our series A‑1 junior preferred stock and the LLC entity distributed all of its shares of our series A‑1 junior preferred stock to the holders of its preferred units and the remaining 1,617,646 shares of our common stock to the holders of its common units. We refer to the exchange and distribution as the Distribution. The series A‑1 junior preferred stock converted into shares of our common stock on a 9.17‑for‑1 basis upon the closing of our IPO. Following the Distribution, the LLC entity did not own any of our common stock.

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

The following table summarizes our current research and development expenses.

	Three Months Ended
	March 31,
Research and Development Summary	2018	2017
Research and Development Expense	$12,286	$4,873

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

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation, relating to our full‑time employees.  Other significant costs include rent, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

The following table summarizes our current selling, general and administrative expenses.

	Three Months Ended
	March 31,
Selling, general and administrative Summary	2018	2017
Selling, general and administrative expense	$4,715	$1,516

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

We used the Black‑Scholes option‑pricing model, which incorporates assumptions and estimates, to value the 2017 Series A Investor Call Option and assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying series A preferred stock, the expected term of the 2017 Series A Investor Call Option, risk‑free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. We determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sale of our convertible preferred stock and the investors' right to invest in a subsequent tranche. As we were a private company and lacked company‑specific historical and implied volatility information of our stock, we estimated our expected stock volatility based on the historical volatility of publicly traded peer companies for a term comparable to the estimated term of the 2017 Series A Investor Call Option. The risk‑free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated term of the 2017 Series A Investor Call Option. A dividend yield of zero was assumed.  The fair value of the Series A Investor Instrument is determined to be the sum of the fair values of the 2017 Series A Investor Right/Obligation and the 2017 Investor Call Option.

Stock-based compensation

In August 2015, our Board of Directors and our stockholders approved and we adopted the 2015 equity incentive plan, as amended and in effect prior to the closing of our IPO, or the 2015 Plan, which we terminated upon consummation of our IPO and replaced with the 2017 equity incentive plan, or the 2017 Plan. The 2017 Plan provides for the grant of incentive and non-qualified stock options and restricted stock and stock grants to employees, consultants, advisors and directors, as determined by the Board of Directors. We have reserved 5,109,904 shares of common stock under the 2017 Plan. The first option grants issued by us under the 2015 Plan were issued in the fourth quarter of 2015. Shares of common stock issued upon exercise of stock options are generally issued from authorized but unissued shares. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock, and not less than 110% for participants who own more than 10% of the voting power. Options and restricted stock granted under the 2017 Plan will vest over periods as determined by our Compensation Committee and approved by our Board of Directors.

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Previously due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours including enterprise value, risk profiles and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. Upon adopting ASU 2016-09, Improvements to Employee Share‑Based Payment Accounting (Topic 718) on January 1, 2017, we have elected to account for forfeitures as they occur.

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

Results of Operations

Comparison of three months ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$12,286	$4,873	$7,413	152%
Selling, general, and administrative	4,715	1,516	3,199	211%
Total operating expenses	17,001	6,389	10,612	166%
Loss from operations	(17,001)	(6,389)	(10,612)	166%
Other (expense) income, net	542	29	513	NM %
Net loss and comprehensive loss	$(16,459)	$(6,360)	$(10,099)	159%

Research and development expense. Research and development expense increased by $7.4 million to $12.3 million in 2018 from $4.9 million in 2017, an increase of 152%. The increase was primarily due to the non-cash expense related to the license acquired from Takeda for RM-853, a $1.0 million milestone expense associated with the license agreement with Ipsen and the hiring of additional clinical and development personnel during the second half of 2017.

Selling, general and administrative expense. Selling, general and administrative expense increased by $3.2 million to $4.7 million in 2018 from $1.5 million in 2017, an increase of 211%. The increase was primarily due to increased headcount, the development and building of our commercial organization to drive patient identification, as well as increased professional and consultings fees associated with being a public company.

Liquidity and Capital Resources

As of March 31, 2018, our existing cash and cash equivalents and short‑term investments were approximately $136.5 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,651)	$(7,016)
Investing activities	20,607	(8,019)
Financing activities	—	20,377
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,956	5,342

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $11.7 million for the three months ended March 31, 2018 and consisted primarily of a net loss of $11.0 million adjusted for non‑cash items, which consisted of the non-cash research and development license expense for RM-853, stock‑based compensation, depreciation and amortization and deferred rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $0.7 million mainly for a decrease in accrued expenses and prepaid expenses.

Net cash used in operating activities was $7.0 million for the three months ended March 31, 2017, and consisted primarily of a net loss of $6.1 million adjusted for non‑cash items, which consisted of stock‑based compensation, depreciation and amortization and deferred rent expense. The significant items in the change in operating assets and liabilities include a decrease in accounts payable of $0.5 million and an increase in prepaid clinical trial expenses of approximately $0.3 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the three months ended March 31, 2018 relates to the net maturities of short‑term investments of $20.6 million.

Net cash used in investing activities for the three months ended March 31, 2017 relates to the net purchases of short‑term investments of $8.0 million.

Net cash provided by financing activities

Net cash provided by financing activities was $20.4 million for the three months ended March 31, 2017, which represents the net proceeds from the first tranche of our issuance of series A preferred stock in January 2017.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of and seek marketing approval for setmelanotide. In addition, if we obtain marketing approval for setmelanotide, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We also expect to incur additional costs associated with operating as a public company.

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses into the second half of 2019. We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of clinical trials for our setmelanotide program;
•	the costs, timing and outcome of regulatory review of our setmelanotide program;
•	the obligations owed to Ipsen Pharma S.A.S., or Ipsen, Camurus AB, or Camurus, and Takeda, pursuant to our license agreements;
•	the extent to which we acquire or in‑license other product candidates and technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims; and
•	our ability to establish and maintain additional collaborations on favorable terms, if at all.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. In August 2015, December 2015, January 2017 and August 2017, respectively, we issued 25,000,000, 15,000,000, 20,475,001 and 20,474,998, shares of series A preferred stock, respectively, at a price of $1.00 per share, resulting in gross proceeds of $81.0 million. In October 2017 we completed our IPO in which we received net proceeds of $125.7 million.

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

Milestone and royalty payments associated with our license agreements with Ipsen, Camurus and Takeda, have not been included as contractual obligations as we cannot reasonably estimate if or when they will occur. Under the terms of the Ipsen license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Ipsen may receive aggregate payments of up to $40.0 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales. The majority of the aggregate payments under the Ipsen license agreement are for milestones that may be achieved no earlier than first commercial sale of setmelanotide. In the event that we enter into a sublicense agreement, we will make payments to Ipsen, depending on the date of the sublicense agreement, ranging from 10% to 20% of all revenues actually received under the sublicense agreement. Under the terms of the Camurus license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Camurus may receive aggregate payments of up to $64.75 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales. The majority of the aggregate payments under the Camurus license agreement are for milestones that may be achieved no earlier than first commercial sale of this formulation of setmelanotide.  Under the terms of the Takeda license agreement, assuming that RM-853, is successfully developed, receives regulatory approval and is commercialized, Takeda may receive aggregate payments of up to $140.0 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales. The majority of the aggregate payments under the Takeda license agreement are for milestones that may be achieved no earlier than first commercial sale of the RM-853.

In November 2015, we entered into a Lease Agreement for an office facility at 500 Boylston Street, Boston, Massachusetts. The lease term commenced in May 2016 and has a term of five years with a five-year renewal option to extend the lease.

Future minimum payments under the Lease Agreement as of March 31 2018, are as follows:

Operating Lease
2018	$224
2019	305
2020	311
2021	131
Total	$971

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of March 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, including our unaudited consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is currently in Phase 3 clinical development for two indications, POMC deficiency obesity and LepR deficiency obesity, and in various phases of development for other indications. We have funded our operations to date primarily through capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity and proceeds from sales of preferred stock and have incurred losses in each year since our inception.  See “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Corporate Background and Distribution.”

Our net loss and comprehensive losses were $16.5 million and $6.4 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $126.7 million.  Substantially all of our operating losses have resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for setmelanotide, we will incur significant sales, marketing and outsourced manufacturing expenses. We also will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Through August 2015, we received capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity. In August 2015, December 2015, January 2017 and August 2017, we raised aggregate gross proceeds of $25.0 million, $15.0 million, $20.5 million and $20.5 million, respectively, through our issuance of series A preferred stock. In October 2017 we completed our initial public offering, or IPO of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. We received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs.  As of March 31, 2018, our cash and cash equivalents and short‑term investments were approximately $136.5 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses into the second half of 2019.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain regulatory approval for, and to commercialize, setmelanotide. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We completed Phase 2 clinical trials for setmelanotide in 2016 for POMC deficiency obesity and are currently advancing an ongoing pivotal Phase 3 clinical trial for setmelanotide for POMC deficiency obesity. We completed Phase 2 clinical trials for setmelanotide for LepR deficiency obesity, and are currently advancing an ongoing pivotal Phase 3 clinical trial for setmelanotide in LepR deficiency obesity. These trials are overlapping in timing and duration and it is possible that a combined NDA may be discussed with the FDA and other regulatory agencies, which would have an impact on NDA timing and complexity.

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

•	inadequate quantity or quality of setmelanotide or other materials necessary to conduct clinical trials, including delays in the manufacturing of sufficient supply of finished drug product;
•	difficulties in obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites;
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
•

potential delays in the enrollment for our clinical trials of LepR deficiency obesity due to the fact that we have not yet had discussions with the FDA regarding clinical trials for LepR deficiency obesity and, accordingly, do not know if the FDA will disagree with our clinical trial design;

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

We have only one product candidate in clinical development and we may not be successful in any future efforts to identify and develop additional product candidates.

We have only one product candidate in clinical development and may seek to identify and develop additional product candidates for clinical development, both within and outside of our current area of expertise. If so, the success of our business may depend primarily on our ability to identify, develop and commercialize these products. Research programs to identify new product candidates require substantial technical, financial and human resources. We may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. In addition, any such efforts could adversely impact our continued development and commercialization of setmelanotide.

If any of these events occur, we may be forced to abandon some or all of our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Prader‑Willi syndrome, or PWS, is a complex disease, and companies have had difficulties in developing new therapies for PWS.

Although we have been granted orphan drug designation for setmelanotide in treating PWS, we are not moving directly towards a Phase 3 trial in PWS at this time, but instead will be continuing to evaluate setmelanotide in another Phase 2 trial. We do not know the probability that we will be able to succeed in this additional Phase 2 trial and/or to proceed to Phase 3 and/or approval, even when these efforts are completed. In addition, the experience by others suggests that PWS patients are high risk for adverse experiences and for this, and many other reasons, clinical trials in that population are extremely challenging. It may be both difficult to determine if adverse effects in this population are due to the disease, setmelanotide or some combination of both. PWS is a complex multigenic disease, and the hypothesis that PWS is an upstream MC4 pathway disorder is supported primarily on the role of only one of those genes, MAGEL2, in animal models of obesity. Our results may support that PWS is not an upstream MC4 pathway disorder. Alternatively, other design factors may have influenced the outcome of this trial, and we will be reassessing in 2018 the possibility of future Phase 2 trials in PWS that address the following potential factors: duration of treatment, younger age of population, improved setmelanotide pharmacokinetics, consideration of higher doses, and operational limitations of the completed Phase 2 trial. There can be no assurances that some of the factors that affected the results of the PWS trials will not also adversely impact the results of our trials for other indications.

In addition, we have begun a program for a new mechanism that may have therapeutic effects in PWS, but this program is in preclinical development, and our candidate, RM-853, may not succeed in completing the pre-IND studies needed to proceed to clinical trials, or may fail in early Phase 1 studies due to unfavorable safety, pharmacokinetics or for other reasons.  The hypothesis supporting the therapeutic effects of this mechanism is also based on limited clinical and preclinical information, and even if RM-853 were to progress to a Phase 2 proof of concept study, it is unclear if there will be safety and efficacy to support proceeding further in development.

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

In the European Union we are currently conducting the Phase 3 clinical trial RM-493-015 in Germany, France, Netherlands, and the United Kingdom, in LepR deficiency obesity.  We are also conducting this study in the United States. We have not obtained EMA scientific advice for the LepR deficiency indication.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and applicable non‑U.S. regulators, provide accurate information to the FDA and applicable non‑U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Some of these laws and related risks are described under the risk factor “We may be subject to federal and state healthcare laws and regulations. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, civil penalties, reputational harm and diminished profits and future earnings” of this Quarterly Report on Form 10-Q.

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

Risks Related to Preclinical Development and Clinical Development of RM-853

We have assumed sole responsibility for the global product development and commercialization of RM-853, which may distract our management team from pursuing regulatory approval of setmelanotide, and we may never complete preclinical development of RM-853 or file an IND with the FDA.  Many of the risks we have faced in preclinical development and in clinical development of setmelanotide will also exist in preclinical development of RM-853 and clinical development, should we ever enter into clinical development of RM-853

In March 2018 we entered into a license agreement with Takeda Pharmaceutical Company Limited, which we refer to as Takeda, to develop and commercialize T-3525770, now known as RM-853. RM-853 is a potent, orally available ghrelin o-acyltransferase, or GOAT, inhibitor currently in preclinical development for PWS. Under the terms of the license agreement, we assumed sole responsibility for the global product development and commercialization of RM-853. This relationship may distract our management team from clinical development of setmelanotide and may require us to expend financial and other resources. PWS is a complex disease and companies have had difficulties in developing new therapies for PWS. In addition, many of the risks we have faced in preclinical development and in clinical development of setmelanotide will also exist in preclinical development of RM-853 and clinical development, should we ever enter into clinical development of RM-853, including:

•	results from preclinical studies may not be predictive of later clinical trials of RM-853;
•

failures or delays in the commencement or completion of preclinical studies or clinical trials could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business;

•	RM-853 could cause undesirable side effects that could result in significant negative consequences, including the inability to enter clinical development or receive regulatory approval;
•	experience by others suggest that PWS patients are high risk for adverse experiences and for this, and many other reasons, clinical trials in that population are extremely challenging;
•	other risks related to regulatory approval, and if ever received, marketing and commercialization of RM-853;
•	potential product liability exposure;
•	an inability to protect our intellectual property related to RM-853;
•	risks related to our dependence on third parties, including in manufacturing RM-853 and conducting preclinical studies and clinical trials of RM-853; and
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements.

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

Based on the number of shares outstanding as of March 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 74% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2018, we had outstanding a total of approximately 27.3 million shares of common stock. Of these shares, approximately 7.2 million of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to our IPO expired on April 2, 2018, following which up to an additional 20.1 million shares of common stock became eligible for sale in the public market, of which approximately 13.3 million shares are held by current directors, executive officers and their respective affiliates and may be subject to Rule 144 under the Securities Act.

In addition, approximately 5.1 million shares of our common stock that are either subject to outstanding stock awards or reserved for future issuance under our 2017 Plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 18.9 million shares of our common stock, or approximately 69% of our total outstanding common stock as of March 31, 2018 are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2018, we authorized the issuance and sale of 223,544 shares of common stock to Takeda pursuant to the Takeda license agreement.

Use of Proceeds

Shares of our common stock began trading on The NASDAQ Global Market on October 5, 2017. The offer and sale of all the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-220337), which was declared effective by the SEC on October 4, 2017.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 5, 2017.

Repurchased of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
10.1*#	License Agreement dated March 30, 2018, by and between the Company and Takeda Pharmaceutical Company Limited.
10.2*†	Summary of Non-Employee Director Compensation Policy.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed or furnished herewith

† Indicates management contract or compensatory plan

# Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: May 14, 2018	By:	/s/ Keith M. Gottesdiener
Name: Keith M. Gottesdiener
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: May 14, 2018	By:	/s/ Hunter Smith
Name: Hunter Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)