Form 10-Q
period 2018-06-30
RHYTHM PHARMACEUTICALS, INC.
filed 2018-08-08
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s Common Stock as of August 3, 2018 was 34,175,137.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$210,484	$34,236
Short-term investments	77,070	113,846
Prepaid expenses and other current assets	3,217	2,589
Total current assets	290,771	150,671
Property, plant and equipment, net	728	840
Restricted cash	250	225
Total assets	$291,749	$151,736
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$3,312	$2,427
Deferred rent	86	83
Accrued expenses and other current liabilities	3,849	4,210
Total current liabilities	7,247	6,720
Long-term liabilities:
Deferred rent	185	228
Total liabilities	7,432	6,948
Commitments and contingencies
Preferred stock:
Convertible Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized; 34,173,137 and 27,284,140 shares issued and outstanding June 30, 2018 and December 31, 2017, respectively	34	27
Additional paid-in capital	425,406	255,013
Accumulated deficit	(141,123)	(110,252)
Total stockholders’ equity	284,317	144,788
Total liabilities, convertible preferred stock and stockholders’ equity	$291,749	$151,736

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$8,584	$5,397	$20,870	$10,270
Selling, general, and administrative	6,437	1,357	11,152	2,873
Total operating expenses	15,021	6,754	32,022	13,143
Loss from operations	(15,021)	(6,754)	(32,022)	(13,143)
Other income (expense):
Revaluation of Series A Investor Instrument and Series A Investor Right/Obligation	—	(82)	—	(82)
Interest income, net	609	34	1,151	63
Total other income (expense):	609	(48)	1,151	(19)
Net loss and comprehensive loss	$(14,412)	$(6,802)	$(30,871)	$(13,162)
Net loss attributable to common stockholders	$(14,412)	$(8,008)	$(30,871)	$(15,534)
Net loss attributable to common stockholders per common share, basic and diluted	$(0.52)	$(0.79)	$(1.12)	$(1.52)
Weighted average common shares outstanding, basic and diluted	27,960,664	10,196,292	27,624,271	10,196,292

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Six months ended June 30,
	2018	2017

Operating activities
Net loss	$(30,871)	$(13,162)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash research and development license expense	4,448	—
Stock-based compensation expense	2,474	698
Depreciation and amortization	122	108
Non-cash rent expense	(40)	(37)
Mark to market revaluation of series A investor instrument	—	82
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(833)	(68)
Deferred issuance costs	—	(886)
Accounts payable, accrued expenses and other current liabilities	569	212
Due to related parties	—	(105)
Net cash used in operating activities	(24,131)	(13,158)
Investing activities
Purchases of short-term investments	(20,409)	(13,021)
Maturities of short-term investments	57,463	7,985
Purchases of property, plant and equipment	(10)	—
Net cash provided by (used in) investing activities	37,044	(5,036)
Financing activities
Net proceeds from issuance of common stock	163,034	—
Proceeds from the exercise of stock options	326	—
Net proceeds from issuance of Series A Convertible Preferred Stock	—	20,377
Net cash provided by financing activities	163,360	20,377
Net increase in cash, cash equivalents and restricted cash	176,273	2,183
Cash, cash equivalents and restricted cash at beginning of period	34,461	6,765
Cash, cash equivalents and restricted cash at end of period	$210,734	$8,948

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company”), is a biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders that result in severe, life‑threatening metabolic disorders. The Company's lead product candidate is setmelanotide (“RM‑493”), which is a potent, first‑in‑class, melanocortin‑4, or MC4, receptor, agonist peptide for the treatment of rare genetic disorders of obesity caused by MC4 pathway deficiencies. MC4 pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. The Company is currently evaluating setmelanotide for the treatment of six single gene related, or monogenic, MC4 pathway deficiencies: pro‑opiomelanocortin, or POMC, leptin receptor, or LepR, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous, and POMC epigenetic disorders for which there are currently no effective or approved treatments.  The Company believes that the MC4 pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of June 30, 2018, the Company had an accumulated deficit of $141,123.  The Company has primarily funded these losses through capital contributions received from the LLC entity and the sale of preferred and common stock to outside investors. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. At June 30, 2018, the Company had $287,554 of cash and cash equivalents and short‑term investments on hand, which reflects the $163,034 of net proceeds received in June 2018 from the sale of common stock.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, and funded research and development programs, to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operating plan into the second half of 2020.

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

The accompanying interim balance sheet as of June 30, 2018, the statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, the statement of cash flows for the six months ended June 30, 2018 and 2017 and the related footnote disclosures are unaudited. In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include all normal recurring adjustments necessary for the fair presentation of the interim financial statements. The results for the six months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year.

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

On June 25, 2018 the Company completed its public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. The Company received gross proceeds of approximately $174,155 or net proceeds of $163,034 after deducting underwriting discounts, commissions and offering expenses.

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

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	June 30,
	2018	2017
Stock options	2,616,126	1,433,254
Series A convertible preferred shares	—	6,594,870
Total	2,616,126	8,028,124

Basic and diluted earnings per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(14,412)	$(6,802)	$(30,871)	$(13,162)
Cumulative dividends on convertible preferred shares	—	(1,206)	—	(2,372)
Loss attributable to common shares—basic and diluted	$(14,412)	$(8,008)	$(30,871)	$(15,534)
Denominator:
Weighted-average number of common shares—basic and diluted	27,960,664	10,196,292	27,624,271	10,196,292
Loss per common share—basic and diluted	$(0.52)	$(0.79)	$(1.12)	$(1.52)

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

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU on January 1, 2018 and has applied its content to the statement of cash flows for the six months ended June 30, 2018 and 2017 presented herein.

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

In June 2018, the FASB issued ASU 2018‑07, Compensation‑Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”). ASU 2018‑07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2018‑07 on its financial position and results of operations.

3. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2018	2017
Research and development costs	$2,238	$2,771
Professional fees	742	327
Payroll related	839	1,094
Other	30	18
Accrued expenses	$3,849	$4,210

4. Fair Value of Financial Assets and Liability

As of June 30, 2018 and December 31, 2017, the carrying amount of cash and cash equivalents and short‑term investments was $287,554 and $148,082, respectively, which approximates fair value. Cash and cash equivalents and short‑term investments includes investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 and had a total balance of $209,966 and $34,698 as of June 30, 2018 and December 31, 2017, respectively.  The financial assets valued based on level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

A financial liability was recognized by the Company during the six months ended June 30, 2017 related to the 2017 Series A Investor Instrument. The liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Upon the closing of the second tranche of the 2017 Series A preferred financing in August 2017, this liability was settled.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	June 30, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$4,983	$—	$4,983
Money Market Funds	203,481	—	—	203,481
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	70,585	—	70,585
U.S. Treasury Securities	6,485	—	—	6,485
Total	$209,966	$75,568	$—	$285,534

	Fair value Measurements as of
	December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities	$—	$15,104	$—	$15,104
Money Market Funds	17,753	—	—	17,753
Marketable Securities:
Corporate Debt Securities	—	96,901	—	96,901
U.S. Treasury Securities	16,945	—	—	16,945
Total	$34,698	$112,005	$—	$146,703

Marketable Securities

The following tables summarize the Company's marketable securities:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities and Commercial Paper (due within 1 year)	$70,679	$—	$(94)	$70,585
U.S. Treasury Securities (due within 1 year)	6,492	—	(7)	6,485
	$77,171	$—	$(101)	$77,070

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities (due within 1 year)	$97,029	$—	$(128)	$96,901
U.S. Treasury Securities (due within 1 year)	16,958	—	(13)	16,945
	$113,987	$—	$(141)	$113,846

Below is a roll forward of the fair value of the 2017 Series A Investor Instrument for the six months ended June 30, 2017:

2017 Series A Investor
Instrument
Fair value at December 31, 2016	$—
Fair value upon the January 2017 Initial Closing, net	328
Change in fair value	82
Fair value at June 30, 2017	$410

The fair value of the Series A Investor Instrument is the sum of the probability‑weighted fair value of the 2017 Investor Right/Obligation and the 2017 Series A Call Option.

The following assumptions and inputs were used in determining the fair value of the 2017 Series A Investor Call Option valued using the Black‑ Scholes option pricing model:

June 30, 2017
Series A Convertible Preferred Stock Exercise Price	$1.00
Series A Convertible Preferred Stock Fair Value	$1.30
Expected term	3.5 months
Expected volatility	72.0%
Expected interest rate	1.03%
Expected dividend yield	—

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

On June 25, 2018 the Company completed its public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. The Company received gross proceeds of approximately $174,155 or net proceeds of $163,034 after deducting underwriting discounts, commissions and offering expenses.

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

7. Related‑Party Transactions

Expenses paid directly to consultants considered to be related parties amounted to $504, $357, $976 and $586 for the three and six months ended June 30, 2018 and 2017, respectively. Outstanding payments due to these related parties as of June 30, 2018 and December 31, 2017 were $131 and $112, respectively, and were included within accounts payable on the balance sheet.

8. Income Taxes

For the year ended December 31, 2017, the Company did not have a current or deferred income tax expense or benefit as the entity has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

9. Subsequent Events

In August 2018, the Company amended its existing Lease Agreement for its head office facility in Boston, Massachusetts. The new lease term will commence in August 2019 and has a term of six years with a five-year renewal option to extend the lease.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders that result in severe, life‑threatening metabolic disorders. Our lead peptide product candidate is setmelanotide, a potent, first‑in‑class melanocortin-4 receptor, or MC4R, agonist for the treatment of rare genetic disorders of obesity. We believe setmelanotide, for which we have exclusive worldwide rights, has the potential to serve as replacement therapy for the treatment of melanocortin-4, or MC4, pathway deficiencies. MC4 pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity.  Our development efforts are initially focused on obesity related to six single gene-related, or monogenic, MC4 pathway deficiencies, pro-opiomelanocortin, or POMC, leptin receptor, or LepR, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous and POMC epigenetic disorders for which there are currently no effective or approved treatments. We believe that the MC4 pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LepR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome, four genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger.  The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin melanocortin pathways.  The Breakthrough Therapy designation currently covers indications for: POMC deficiency obesity, LepR deficiency obesity, Bardet‑Biedl syndrome and Alström Syndrome.  Setmelanotide is currently in Phase 3 development for POMC deficiency obesity and LepR deficiency obesity, and we are initiating a combined Phase 3 trial for Bardet-Biedl and Alström syndrome.  We have completed enrollment in the pivotal cohorts for both our POMC deficiency obesity Phase 3 clinical trial and our LepR deficiency obesity Phase 3 clinical trial.  We expect to report initial Phase 3 data from these trials in the third quarter of 2019, and subsequently plan to file for regulatory approval for these two indications concurrently.  We believe that we have demonstrated proof of concept in our Phase 2 clinical trial in Bardet‑Biedl syndrome and Alström syndrome, and met with the FDA in May 2018 to discuss a combined pivotal Phase 3 clinical trial in these indications.  Based on these preliminary discussions with the FDA, we currently plan to initiate this trial and enroll patients in 2018. We have an ongoing Phase 2 clinical trial in POMC heterozygous deficiency obesity and POMC epigenetic disorders.  We reported initial, preliminary results in these additional Phase 2 indications in June 2018, and plan to provide a further update for these indications early in 2019.  In total, approximately 300 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

We have leveraged skilled experts, consultants, contract research organizations, or CROs, and contractors to manage our clinical operations under the leadership and direction of our management. We expect to expand our infrastructure to manage our clinical, finance and commercial operations with a higher proportion of full‑time employees. We have forty-three employees. Of these employees, twenty-eight are engaged in research and development activities, six are engaged in pre-commercialization activities and nine are engaged in support administration, including business development and finance. In the near‑term, we expect to significantly expand our clinical, commercial and finance personnel, in particular, and will incur increased expenses as a result.

In March 2018 we acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize T-3525770 (now “RM-853”). RM-853 is a potent, orally available ghrelin o-acyltransferase, or GOAT, inhibitor currently in preclinical development for Prader-Willi Syndrome, or PWS. PWS is a rare genetic disorder that results in hyperphagia and early-onset, life-threatening obesity, for which there are no approved therapeutic options.  We will assume sole responsibility for the global product development and commercialization of RM-853. Takeda received an upfront fee of $4.4 million which we settled in April 2018 with shares of our common stock, and will receive back-end development milestones, and single-digit royalties on future RM-853 sales.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated any product revenue and have financed our operations primarily through capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity and the private placement of equity securities to outside investors. On October 10, 2017 we completed our initial public offering, or IPO, of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. We received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, our outstanding shares of convertible preferred stock were automatically converted into 17,406,338 shares of common stock.  On June 25, 2018 we completed our public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. We received gross proceeds of approximately $174.2 million before deducting underwriting discounts, commissions and offering expenses.  We will not generate revenue from product sales until we successfully complete development and obtain regulatory approval for setmelanotide, which we expect will take a number of years and is subject to significant uncertainty. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of June 30, 2018, we had an accumulated deficit of $141.1 million. Our net losses were $14.4 million, $6.8 million, $30.9 million and $13.2 million for the three and six months ended June 30, 2018 and 2017, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue to conduct clinical trials for setmelanotide;
•	engage contract manufacturing organizations, or CMOs, for the manufacture of setmelanotide for clinical trials;
•	seek regulatory approval for setmelanotide;
•	expand our clinical and financial operations and build a marketing and commercialization infrastructure; and

•	operate as a public company.

As of June 30,2018, our existing cash and cash equivalents and short‑term investments were approximately $287.6 million. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses into the second half of 2020.

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

The following table summarizes our current research and development expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Research and development summary	2018	2017	2018	2017
Research and development expense	$8,584	$5,397	$20,870	$10,270

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selling, general and administrative summary	2018	2017	2018	2017
Selling, general and administrative expense	$6,437	$1,357	$11,152	$2,873

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$8,584	$5,397	$3,187	59%
Selling, general, and administrative	6,437	1,357	5,080	374%
Total operating expenses	15,021	6,754	8,267	122%
Loss from operations	(15,021)	(6,754)	(8,267)	122%
Other (expense) income, net	609	(48)	657	NM %
Net loss and comprehensive loss	$(14,412)	$(6,802)	$(7,610)	112%

Research and development expense. Research and development expense increased by $3.2 million to $8.6 million in 2018 from $5.4 million in 2017, an increase of 59%. The increase was primarily due to $1.5 million in employee related costs due to the hiring of additional personnel during the past year, an increase of $1.3 million related to the creation of our US Medical Science Liaison field force and a $0.3 million increase in manufacturing expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by $5.1 million to $6.4 million in 2018 from $1.4 million in 2017, an increase of 374%. The increase was primarily due to a $1.3 million increase of employee related costs attributable to hiring additional personnel to support our growing organization, and an increase of $2.1 million for the development and building of our commercial organization to drive patient identification, as well as increased professional and consultings fees associated with being a public company.

Comparison of the six months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$20,870	$10,270	$10,600	103%
Selling, general, and administrative	11,152	2,873	8,279	288%
Total operating expenses	32,022	13,143	18,879	144%
Loss from operations	(32,022)	(13,143)	(18,879)	144%
Other income (loss)	1,151	(19)	1,170	NM %
Net loss and comprehensive loss	$(30,871)	$(13,162)	$(17,709)	135%

Research and development expense. Research and development expense increased by $10.6 million to $20.9 million in 2018 from $10.3 million in 2017, an increase of 103%. The increase was primarily due to the $4.4 million non-cash expense related to the license acquired from Takeda for RM-853, a $1.0 million milestone expense associated with the license agreement with Ipsen and a $2.6 million increase in employee related costs due the hiring of additional clinical and development personnel during the second half of 2017.

Selling, general and administrative expense. Selling, general and administrative expense increased by $8.3 million to $11.2 million in 2018 from $2.9 million in 2017, an increase of 288%. The increase was primarily due to an increase of $2.4 million  in employee related costs due to the hiring of additional support personnel, and an increase of $3.2 million for the development and building of our commercial organization to drive patient identification, as well as increased professional and consultings fees associated with being a public company.

Liquidity and Capital Resources

As of June 30, 2018, our existing cash and cash equivalents and short‑term investments were approximately $287.6 million.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,131)	$(13,158)
Investing activities	37,044	(5,036)
Financing activities	163,360	20,377
Net increase in cash, cash equivalents and restricted cash	$176,273	2,183

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $24.1 million for the six months ended June 30, 2018 and consisted primarily of a net loss of $23.9 million adjusted for non‑cash items, which consisted of the non-cash research and development license expense for RM-853, stock‑based compensation, depreciation and amortization and deferred rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $0.3 million for an increase in prepaid expenses.

Net cash used in operating activities was $13.2 million for the six months ended June 30, 2017, and consisted primarily of a net loss of $12.3 million adjusted for non‑cash items, which consisted of stock‑based compensation, depreciation and amortization, deferred rent expense and the mark to market revaluation of the Series A Investor Instrument. The change in operating assets and liabilities reflected a total use of cash of approximately $0.8 million with deferred issuance costs and accounts payables.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the six months ended June 30, 2018 relates to the net maturities of short‑term investments of $37.1 million.

Net cash used in investing activities for the six months ended June 30, 2017 relates to the net purchases of short‑term investments of $5.0 million.

Net cash provided by financing activities

Net cash provided by financing activities was $163.4 million for the six months ended June 30, 2018, which represents net proceeds from our public offering in June 2018.

Net cash provided by financing activities was $20.4 million for the six months ended June 30, 2017, which represents the net proceeds from the first tranche of our issuance of series A preferred stock in January 2017.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses into the second half of 2020. We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. In August 2015, December 2015, January 2017 and August 2017, respectively, we issued 25,000,000, 15,000,000, 20,475,001 and 20,474,998, shares of series A preferred stock, respectively, at a price of $1.00 per share, resulting in gross proceeds of $81.0 million. In October 2017 we completed our IPO in which we received net proceeds of $125.7 million.  In June 2018 we completed another public offering of our common shares in which we received net proceeds of $163.0 million.

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

In August 2018, we amended our existing Lease Agreement for our head office facility in Boston, Massachusetts. The new lease term will commence in August 2019 and has a term of six years with a five-year renewal option to extend the lease.

Future minimum payments under the Lease Agreement, as amended, are as follows:

Operating Lease
2018	$150
2019	501
2020	786
2021	802
2022	818
Thereafter	2,187
Total	$5,244

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of (1) December 31, 2022, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the prior three‑year period.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of June 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, including our unaudited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Our net loss and comprehensive losses were $14.4 million,  $6.8 million, $30.9 million and $13.2 million for the three and six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $141.1 million.  Substantially all of our operating losses have resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for setmelanotide, we will incur significant sales, marketing and outsourced manufacturing expenses. We also will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We are currently advancing setmelanotide through clinical development. Developing peptide therapeutic products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance setmelanotide in clinical trials. We intend to use our available cash resources primarily for the clinical development and regulatory approval of setmelanotide. Depending on the status of regulatory approval and, if approved, commercialization of setmelanotide, as well as the progress we make in the sale of setmelanotide, we may still require significant additional capital to fund the continued development of setmelanotide and our operating needs thereafter. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for setmelanotide or otherwise expand more rapidly than we presently anticipate.

Through August 2015, we received capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity. In August 2015, December 2015, January 2017 and August 2017, we raised aggregate gross proceeds of $25.0 million, $15.0 million, $20.5 million and $20.5 million, respectively, through our issuance of series A preferred stock. In October 2017 we completed our initial public offering, or IPO of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. We received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs.  On June 25, 2018, we completed a public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. We received gross proceeds of approximately $174.2 million, before deducting underwriting discounts, commissions and offering related transaction costs.  As of June 30, 2018, our cash and cash equivalents and short‑term investments were approximately $287.6 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses into the second half of 2020.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain regulatory approval for, and to commercialize, setmelanotide. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Positive results from any of our Phase 1 and Phase 2 clinical trials of setmelanotide may not be predictive of the results of later clinical trials. The duration of effect of setmelanotide tested in our Phase 1 and Phase 2 clinical trials was often for shorter periods than in our current pivotal Phase 3 clinical trials. The duration of effect of setmelanotide has only been studied in long‑term durations for a small number of patients in our Phase 2 clinical trials and safety or efficacy issues may arise when more patients are studied in longer trials. It is possible that the effects seen in short‑term clinical trials will not be replicated in long‑term or larger clinical trials. In addition, not all of our trials demonstrated statistically significant weight loss and there can be no guarantee that future trials will do so.

Positive results for one indication are not necessarily predictive of positive results for other indications. We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LepR deficiency obesity, and Bardet‑Biedl syndrome, three genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger. We believe we have also demonstrated preliminary proof of concept in

Phase 2 for Alström syndrome.  We hypothesize that patients with other upstream genetic defects in the MC4 pathway may also respond with reductions in weight and hunger after treatment with setmelanotide, however patients with other upstream genetic defects may not have a similar response to setmelanotide, and until we obtain more clinical data in other genetic defects, we will not be sure that we can achieve proof of concept in such indications. In addition, while we believe that proof of concept in Bardet‑Biedl syndrome and Alström syndrome has been demonstrated by improvements in hunger and weight reduction, supporting that this is a setmelanotide‑responsive, MC4 pathway disorder, the results of this trial are still at a preliminary stage.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway. However, we have completed the key toxicology studies that the U.S. Food and Drug Administration, or the FDA, will require for our first approval, and which we believe the European Medicines Agency, or EMA, will require for authorization, which include, among others, chronic toxicity studies, reproductive and developmental toxicity studies, and juvenile toxicology studies. Based on the totality of animal testing results to date, including the lack of any observed genotoxicity or tissue proliferative activity of setmelanotide in chronic toxicity studies, the FDA has agreed to permit us to defer carcinogenicity studies until after approval of a new drug application, or NDA, for setmelanotide. Accordingly, we believe that we will be able to defer the submission of all carcinogenicity studies until after we receive regulatory approval to market setmelanotide in the U.S. While we believe this also to be true for the EMA, the EMA has not yet provided firm guidance on the need for carcinogenicity studies and accordingly, there can be no guarantee that we will be able to achieve this deferral which could impact the timing of any potential European Union, or EU, approval.

In addition to the foregoing issue, the FDA has requested that in our chronic rat and monkey studies we re-assess certain cells in brain, renal and liver tissues for the presence of vacuoles, which are common membrane‑bound compartments. The recommendation was based on the FDA’s review of a summary of a monkey study that noted the presence of macrophage aggregates, which are groupings of specific white blood cells, in the choroid plexus, a network of blood vessels and epithelial tissue in the membrane lining outside the brain and spinal cord. The FDA noted that the existence of macrophage aggregates appears to be related to the polyethylene glycol, or PEG, vehicle in the product, rather than setmelanotide itself. A similar question was raised by the competent authorities in France, in connection with the use of PEG in products for younger pediatric indications, and in discussion of our Pediatric Investigational Plan, or PIP. Based on this, we performed this re-assessment, which confirmed that no additional findings were present in any monkey tissues, but which did find a very small number of rats with vacuolated epithelial cells, or brain surface lining cells, in the choroid plexus of minimal severity that also appeared to be related to the PEG vehicle. We do not believe these findings raise any important safety concerns, in part because of the minimal severity, the localization of these aggregates, the lack of any adverse histopathological changes, and the lack of findings in other tissues. However, neither the FDA nor regulatory agencies, in the EU has indicated that they agree with our position. In addition, we anticipate the EMA may request additional mechanistic studies to better understand these findings.  It is also possible the FDA may require us to reflect these findings in the toxicological portion of the product labeling, and this may delay study in the youngest pediatric patients in some EU member states, such as France.

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

Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with MC4 pathway deficiencies. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. Since the published epidemiology studies for these genetic deficiencies are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.

Based on clinical epidemiology, we have estimated the potential addressable patient populations with these MC4 pathway deficiencies based on the following sources and assumptions:

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
•

published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients; and

•

our belief that with wider availability of genetic testing expected for Bardet‑Biedl syndrome and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.

•	Alström Syndrome. Our addressable patient population estimate for Alström syndrome is approximately 500 to 1,000 patients worldwide. This estimate is based on:
•

published prevalence estimates of one in 1,000,000 in North America, which projects to approximately 325 people in the United States. We believe the majority of these patients are addressable patients; and

•	our belief that with wider availability of genetic testing expected for Alström syndrome and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
•	POMC Epigenetic Disorders. There is currently no epidemiology data that defines the prevalence of POMC epigenetic disorders.

We believe that the patient populations in the EU are at least as large as those in the United States. However, we do not have comparable epidemiological data from the European Union and these estimates are therefore based solely on applying relative population percentages to the Company‑derived estimates described above.

We are conducting additional clinical epidemiology studies to strengthen these prevalence projections. In parallel, we have developed a patient registry for diagnosed patients with POMC deficiency and LepR deficiency (and other genetic disorders of obesity) which will further inform prevalence projections for these rare genetic orders.

Another method to estimate the size of these ultra‑rare populations by genetic epidemiology is using newly available large genomic databases, containing full genome sequencing or exome sequencing. Ultra‑rare orphan diseases are generally categorized as those that affect fewer than 20 patients per million. We have begun some substantial efforts with a series of such databases and/or collaborators. Our initial work has been with a database of approximately 140,000 genomes, which is representative of the U.S. population. These efforts generally are based on the prevalence of heterozygous mutations, as true null mutations are ultra‑rare, and then standard scientific methods such as the Hardy‑Weinberg equilibrium calculations, are applied to estimate the prevalence in the U.S. population. These methods make assumptions that may not be sufficiently robust for ultra‑rare genetic disorders, and have the inherent variability of estimates for rare events.

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

We believe the separate analyses that we have completed using clinical epidemiology and genetic epidemiology provide a robust range of patient population estimates for these rare disorders. However, to be conservative, we reference the clinical epidemiology figures in our descriptions of our target indications.

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

We currently are treating patients twelve years of age and older in our trials, and have started treating patients six to eleven years of age.  Our aim is to gain regulatory approval and labeling for patients six years of age and older. We have received permission from the FDA and other equivalent competent authorities in the EU member states to enroll these younger patients, aged six to eleven, in our pivotal trials. However, there may be issues that preclude the ultimate approval and labeling including, but not limited to, potential disagreement on dose titration, or delivery methods for small doses, or the suitability of patient reported outcomes in younger patients, the clinical endpoints in rapidly growing patients, as well as avoiding over‑suppression of normal appetite in adolescents. In addition, the competent authorities in the EU member states may consider the polyethylene glycol vehicle in the product to carry additional risks in pediatric patients, and may look to new formulations, such as our once-weekly formulation, as being more suitable to younger pediatric patients. We also may not have one-year clinical data in six to eleven year old patients at the time of the POMC NDA filing, if we begin recruiting six to eleven year old patients into our pivotal trials, though we can provide one-year clinical data when it becomes available. We cannot predict if the FDA or other equivalent competent authorities in the EU member states will approve setmelanotide in younger pediatric patients, nor provide an estimate for the timing for approval, if any, for the use of setmelanotide for such patients. Furthermore, if the FDA or other equivalent competent authorities in the EU member states do not approve the use of setmelanotide in this population, the product candidate will not be labeled for promotion for these patients, even if they approve an NDA for setmelanotide for patients twelve and older.

While we have no knowledge of competitors developing product candidates intended to treat upstream MC4 pathway deficiencies, other than Prader-Willi-Syndrome, competitors may emerge. If that were to occur and competitors initiated clinical trials for product candidates that treat the same indications as setmelanotide, patients who would otherwise be eligible for our clinical trials may instead enroll in the clinical trials of our competitors’ product candidates, and could impact our commercial success.

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

We completed Phase 2 clinical trials for setmelanotide in 2016 for POMC deficiency obesity and are currently advancing an ongoing pivotal Phase 3 clinical trial for setmelanotide for POMC deficiency obesity. We completed Phase 2 clinical trials for setmelanotide for LepR deficiency obesity, and are currently advancing an ongoing pivotal Phase 3 clinical trial for setmelanotide in LepR deficiency obesity. These trials are overlapping in timing and duration and we plan to discuss with the FDA and other regulatory agencies, and will likely file concurrent NDAs for these two indications, which would have an impact on NDA timing and complexity.

We believe we have demonstrated proof of concept in Bardet-Biedl syndrome and Alström syndrome, are in ongoing discussions with the FDA to plan a pivotal Phase 3 clinical trial in Bardet-Biedl syndrome, likely combined with a pivotal Phase 3 clinical trial in Alström syndrome, that we anticipate we can initiate in 2018. We believe that the combined Bardet-Biedl syndrome and Alström syndrome Phase 3 pivotal trial may be somewhat different in design that those for POMC and LepR deficiency obesity, respectively, most likely due to the larger available patient population for inclusion in a clinical study.  There may be other changes as well, as our feedback from the FDA is preliminary, and we have not yet consulted with the European regulatory agencies. We have also initiated Phase 2 clinical trials for POMC and other MC4 pathway heterozygous deficiency obesities, and POMC epigenetic disorders. We anticipate that the Phase 2 clinical trials in these indications may be more complex than those for which we have achieved proof of concept.

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
•

potential delays in the enrollment for our clinical trials of Bardet-Biedl syndrome and Alström syndrome due to the fact that we have not yet completed our discussions with the FDA regarding clinical trials for these indications, do not know if the FDA will disagree with our proposed Phase 3 clinical trial design;

•

potential difficulties in defining the indication for Bardet‑Biedl syndrome, as there may be discrepancies between the syndromic, or clinical definition of the syndrome, and the genetic confirmation of the indication;

•

lack of ability to predict which patients will have the most consistent responses to setmelanotide in the patients with rare genetic disorders of obesity that we are studying, as not all patients may show robust responses to treatment;

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
•

difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side‑effects, personal issues or loss of interest; and

•	lack of a complete understanding of the absorption, distribution, metabolism and excretion of setmelanotide, or an incomplete set of clinical pharmacology studies to support labeling.

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

In addition, as part of commencing our Phase 3 clinical trial for setmelanotide in POMC deficiency obesity, we sought FDA concurrence with, and received substantial input on, the use of Patient Reported Outcome, or PRO, and Observer Reported Outcome, or ORO, questionnaires for measuring subjective endpoints for changes in hunger and/or food‑seeking behavior and compulsions. We believe we can apply the same guidance to our future pivotal trials in other indications. A PRO is a measurement based on a report that comes from the patient about the status of a patient’s health condition, without amendment or interpretation of the patient’s response by a clinician or anyone else. An ORO is a measurement based on an observation by someone other than the patient or a health professional, such as a parent, spouse or other non‑clinical caregiver who is in a position to regularly observe and report on a specific aspect of the patient’s health. In our Phase 3 clinical trials for setmelanotide, based on the FDA feedback, we plan to measure the ability of setmelanotide to mitigate hunger and/or hyperphagia, the overriding physiological drive to eat, through PRO and ORO questionnaires. The questionnaires are designed to elicit feedback from patients on how well setmelanotide decreases their hunger, and from their family members or caregivers on the effect of setmelanotide on the patients’ food seeking behavior.

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

•

other effects, specifically adverse events noted at somewhat greater rates numerically for setmelanotide compared to placebo across the clinical program, which include fatigue and related symptoms, diarrhea, arthralgia, back pain and headache, though most investigators reported these effects to be unrelated to setmelanotide.

Injection site reactions have been seen in subcutaneous, or SC injections with setmelanotide. In addition, setmelanotide has likely off‑target effects on the closely‑related MC1 receptor, which mediates tanning in response to sun exposure. Other MC1 receptor mediated effects include darkening of skin blemishes, such as freckles and moles, and hair color change. The cosmetic effects are not tolerated by all patients, as a small number of patients have withdrawn from treatment due to tanning.  These effects have generally been reversible in clinical trials, but it is still unknown if they will be reversible with long‑term exposure. The MC1 receptor mediated effects may also carry risks. The long‑term impact of MC1 receptor activation has not been tested in clinical trials, and could potentially include increases in skin cancer, excess biopsy procedures and cosmetic blemishes. These skin changes may also result in unblinding, which could make interpretation of clinical trial results more complex and possibly subject to bias.

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and they are subject to our further review and analysis. There has been only a single serious adverse event possibly attributed to setmelanotide in our clinical trials.  In our Phase 2 clinical trial with once daily SC injection, one patient was hospitalized for unusual chest pain, but no evidence of any serious respiratory or cardiac cause was found after careful evaluation, and the event was attributed to musculoskeletal pain.  There were no treatment related changes in physical examination, except as noted below, and few, if any, clinically relevant changes in electrocardiograms, laboratory data and/or anti-drug antibodies. Overall, there have been ten other serious adverse events in the full development program, in addition to the serious adverse event described above: seven others on setmelanotide, mostly from open label trials, including left arm numbness, influenza immunization reaction, pancreatitis secondary to pre-existing gallstones, pneumonia, hypoglycemia due to acute adrenal insufficiency, due to non‑compliance with hydrocortisone regimen, a depressive episode with elective admission to a psychiatry ward in a patient with history of depression and who continued on treatment, and rotavirus‑related gastroenteritis. There were also three serious adverse events during treatment with placebo, consisting of biliary dyskinesia, severe groin strain, and pelvic inflammatory disease. None of these serious adverse events was considered related to setmelanotide treatment.

We are also initiating trials of setmelanotide in potential new indications that include patients who might have more serious underlying conditions, such as Alström syndrome, lipodystrophy and other indications. It is possible that the underlying conditions in these patients, such as congestive heart failure, pancreatitis, and potentially other conditions may confound the understanding of the safety profile of setmelanotide.

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

Although we have obtained Breakthrough Therapy designation for setmelanotide for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin‑melanocortin pathway, which includes POMC deficiency obesity, LepR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome, the FDA may rescind the Breakthrough Therapy Designation and we may be unable to obtain Breakthrough Therapy designation for other uses. In addition, Breakthrough Therapy designation by the FDA may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that setmelanotide will receive marketing approval in the United States.

Under the Food and Drug Administration Safety and Innovation Act, or FDASIA, the FDA is authorized to give certain products “Breakthrough Therapy designation.” A Breakthrough Therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of Breakthrough Therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross‑disciplinary review and a rolling review process whereby the FDA may consider reviewing portions of an NDA before the sponsor submits the complete application. Product candidates designated as breakthrough therapies by the FDA may be eligible for other expedited programs, such as priority review, if supported by clinical data.

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

We intend to focus our development of setmelanotide as a treatment for obesity caused by certain genetic deficiencies affecting the MC4 pathway. In order to assist in identifying this subset of patients, we employ a genetic diagnostic test, which is a test or measurement that evaluates the presence of genetic variants in a patient. The FDA has previously advised that for our clinical trial of setmelanotide to treat POMC deficiency obesity, it will be sufficient to use genetic diagnostic testing known as Sanger bi‑directional nucleotide sequencing, as long as that testing is performed by laboratories meeting the standards of the Clinical Laboratory Improvement Amendments, or CLIA, for Laboratory Developed Tests, or LDTs. Currently the Centers for Medicare and Medicaid Services, or CMS, regulates LDTs and the laboratories that develop them, and enforces CLIA. CMS evaluates whether there is clinical utility for each specific test, and also performs postmarket oversight of laboratory operational processes. CMS coverage determinations of clinical utility measure the ability of the test to impact clinically meaningful health outcomes, such as mortality or morbidity, through the adoption of efficacious treatments. CMS’s oversight through the CLIA program is designed to confirm that a lab assesses analytical validity, but does not confirm whether it had results from an analytical validity assessment that were sufficient to support the claimed intended use of the test. The FDA has issued guidance indicating, however, that in the future it intends to assert jurisdiction over LDTs and to increase regulatory requirements for LDTs. If the FDA does so, the burdens and costs of using LDTs to select patients for setmelanotide could increase, the availability of those LDTs could be negatively affected, and our development program for setmelanotide could be delayed, which in turn could delay or impair our ability to proceed to commercialization.

Although the FDA had previously advised us that an LDT is sufficient for identifying patients in our clinical trials, the agency also previously indicated that approval of an in vitro companion diagnostic device may be necessary should clinical results reveal that genetic testing is needed for the safe use of setmelanotide, such as to avoid significant toxicities in certain patients or because the drug might provide only marginal benefits except in a very clearly defined eligible population. More recent communications from the FDA have increased the potential for a need for a companion diagnostic device.  In vitro companion diagnostic devices provide information that is essential for the safe and effective use of a corresponding therapeutic product. These companion diagnostic devices may be co‑developed with a device manufacturer or with a laboratory, and generally require FDA approval as well.

Should the FDA or other equivalent competent authorities in foreign jurisdictions require the use of a companion diagnostic device, we may face significant delays or obstacles in obtaining approval of an NDA, or of comparable foreign marketing authorization for setmelanotide as the FDA or other equivalent competent authorities in foreign jurisdictions may take the position that a companion diagnostic device is required prior to granting approval of setmelanotide. In addition, we may be dependent on the sustained cooperation and effort of third‑party collaborators with whom we may partner in the future to develop in vitro companion diagnostic devices. We and our potential future collaborators may encounter difficulties in developing such tests, including issues relating to the selectivity and/or specificity of the diagnostic, analytical validation, reproducibility or clinical validation. Any delay or failure by us or our potential future collaborators to develop or obtain regulatory clearance or approval of, or to CE mark, such tests, if necessary, could delay or prevent approval of setmelanotide.

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

We also are discussing with the FDA the specific mutations, or variants, that will define each indication for which we intend to seek approval. Our efforts have focused on loss-of-function variants that effectively inactivate the genes in the MC4 pathway, and we have proposed rules to define these variants for approval, and which can be used to categorize new variants as they are identified. The FDA has asked us to consider an alternative approach for categorizing and validating these variants that has been used for other diagnostics, and we are likely to agree.

In addition, we intend to apply genetic tests to address goals beyond seeking FDA approval of setmelanotide, including supporting efforts to explore and expand the diagnosis of patients with genetic causes of obesity, and to assist in building awareness of these illnesses. As such, we may develop or work with partners to develop additional genetic tests in the area of genetic obesity, including panels that may study a larger number of genes. There are many factors that might influence the success of these efforts, which could be impactful on our commercial efforts, including the cost, analytical methods, and the ability to provide clinical and diagnostic information to patients and doctors.

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

In some foreign countries, particularly in Canada and in the EU member states, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of setmelanotide with other available therapies. If reimbursement for setmelanotide is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

In the EU, in particular, each EU member state can restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed in its territory. As a result, following receipt of marketing authorization in an EU member state, through any application route, an applicant is required to engage in pricing discussions and negotiations with the competent pricing authority in the individual EU member states. Some EU member states operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. Other EU member states approve a specific price for the medicinal product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for setmelanotide from lower priced products in foreign countries that have placed price controls on pharmaceutical products.

Health Technology Assessment, or HTA, of medicinal products, however, is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including the United Kingdom, France, Germany, Ireland, Italy, Spain and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost‑effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies between EU member states. In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross‑border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU member states and in pricing and reimbursement decisions and may negatively affect price in at least some EU member states.

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

We intend to pursue marketing approval for setmelanotide in the EU and in other countries worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional setmelanotide testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market setmelanotide in such foreign markets. Any such impairment would reduce the size of our potential market share and could have a material adverse impact on our business, results of operations and prospects.

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

Currently, there are no approved or effective current treatments for regulating hunger and hyperphagia related behaviors of patients with POMC deficiency obesity, LepR deficiency obesity, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity, or POMC epigenetic disorders. Bariatric surgery is not a treatment option for these genetic disorders of obesity because the severe obesity and hyperphagia associated with these disorders are considered to be risk factors for bariatric surgery. While we are unaware of any competitive products in development for the obesity and hyperphagia caused by upstream MC4 pathway deficiencies specifically, new competitors may emerge which could limit our business opportunity in the future.

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

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that setmelanotide or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. For example, we received a letter in January 2013 from a third party bringing to our attention several patents and patent applications, both U.S. and non‑U.S. We responded in April 2013 and have not received any further correspondence since then. All but a few of the patents and patent applications mentioned in the letter were abandoned or not in force at the time the letter was sent to us.  Although subsequent to our response, the third party has allowed all the remaining patents to lapse for non‑payment of patent maintenance fees, we cannot assure you that the holder of these third‑party patents will not attempt to assert these patents against us.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced or choose to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing setmelanotide.

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

We have licensed our rights to RM‑853 from Takeda Pharmaceutical Company Limited, or Takeda. Our license with Takeda imposes various obligations on us, and provides Takeda the right to terminate the license in the event of our material breach of the license agreement, if we voluntarily or involuntarily file for bankruptcy, or for our bringing an action seeking to have a Takeda license patent right declared invalid. Termination of our license from Takeda would result in our inability to use the licensed intellectual property.

Among other obligations under our agreement with Takeda, Takeda has a right of first negotiation under certain circumstances to sublicense the assets we acquired from Takeda in the territory of Japan. This right of first negotiation remains in effect until the earlier of five years from the date of the agreement, consummation of a change in control, or sublicense to a third party. This may delay or limit our ability to enter into certain transactions with respect to this product candidate.

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

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Setmelanotide, which is currently in Phase 3 clinical development as a treatment for genetic deficiencies affecting the MC4 pathway, including POMC deficiency obesity and LepR deficiency obesity, and which expect to initiate Phase 3 clinical development in Bardet‑Biedl syndrome and Alström syndrome in 2018, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization. The clinical trials of setmelanotide are, and the manufacturing and marketing of setmelanotide will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non‑clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and approval, if any, may be conditional on post‑marketing studies and surveillance, and will require the expenditure of substantial resources beyond our existing cash resources. When a sponsor relies exclusively or predominantly on foreign clinical data, the FDA may require a showing that those data are applicable to the U.S. population and U.S. medical practice, which in some cases may require bridging studies or other evidence. Of the large number of drugs in development in the United States and in other countries, only a small percentage will successfully complete the FDA regulatory approval process or the equivalent process in foreign jurisdictions and will be commercialized. In addition, we have not discussed all of our proposed development programs with the FDA of the competent authorities of foreign jurisdictions. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot assure you that setmelanotide will be successfully developed or commercialized.

We are not permitted to market setmelanotide in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdictions until we receive the requisite approval from the competent authorities in such countries. We have two Phase 3 clinical trials underway, one each for the treatment of POMC deficiency obesity and LepR deficiency obesity, and plan to initiate a third combined Phase 3 trial for Bardet‑Biedl syndrome and Alström syndrome by the end of 2018. Under our current development program, we plan to conduct a single Phase 3 clinical trial for POMC deficiency obesity. To date, in our ongoing discussions with the FDA, the agency has not asked for additional Phase 3 trials in POMC deficiency obesity, but the agency could still require us to conduct additional Phase 3 clinical trials for this indication. Moreover, for POMC deficiency obesity, the FDA has provided clear advice in the past, but could at any time alter its previous advice on many aspects of the trial—the small size, the primary and key secondary endpoints, the open label design, the amount of past medical history available on individual patients, the statistical analysis plan, the definition of clinically‑relevant success for the protocol, entry of patients ages six or over—all of which may impact the timing and ability to obtain FDA approval. For example, the FDA asked us in December 2017 to switch the order of our primary and key secondary endpoints for weight in our POMC deficiency Phase 3 protocol. While this might be favorable as the new primary endpoint has increased statistical power—the ability to produce a positive study result—this change occurred after the Phase 3 trial had started and may result in additional complexities such as more attention to compliance and retention. There are other aspects of the trial for which we have not received advice from the FDA, such as the number of U.S. versus non‑U.S. patients and the number of patients with POMC gene defects versus the number of patients with PCSK1 defects, which could also impact the timing of and our ability to obtain FDA approval. We have received FDA comments that indicate the Phase 3 program for LepR deficiency can be similar to POMC deficiency, but we have not yet discussed with the FDA the protocol for a Phase 3 program for LepR deficiency obesity in detail. Therefore, the timeline for enrollment, availability of data, and cost of conducting such trials are less certain, and could be less favorable than those applicable to the POMC deficiency obesity program. Similarly, the preliminary FDA advice on the design of the Bardet‑Biedl syndrome and Alström syndrome combined clinical Phase 3 study could, at any time, be altered by the FDA, including for example, the size of the trial, the type and importance of endpoints, the length of the trial, the ability to combine the two indications, the inclusion of pediatric patients and pediatric efficacy endpoints, and the design for any placebo‑controlled aspect of the trial.

In addition, the FDA and other equivalent competent authorities in foreign jurisdictions will expect for there to be little, or no introduction of bias in the open‑label Phase 3 trials. Accordingly, we proposed to the FDA that little, if any, efficacy data will be available to us in any form until the Phase 3 trials are complete.

The FDA or other regulatory authorities and other equivalent competent authorities in foreign jurisdictions will also require that we conduct one or more pivotal trials for each other indication sought. In addition, we are not sure if one or more Phase 3 trials would be required for approval in each other indications. The need and length of placebo‑controlled data in these pivotal trials and the number of patients required for these approvals is also unclear.

We will determine in our own judgment if a non‑pivotal trial meets “proof of concept” in each of these indications. There is no certainty that the FDA, other competent authorities, or outside investors will agree with our determination, which might have an impact on the ability to transition to Phase 3 studies.

In the EU we are currently conducting the Phase 3 clinical trial RM‑493‑012 in Germany, France, Belgium, and the United Kingdom for POMC deficiency obesity. We are also conducting this trial in Canada. On March 23, 2017, we received EMA scientific advice on the appropriateness and sufficiency of the non‑clinical and clinical development programs to support an initial marketing authorization application in POMC deficiency obesity. The EMA scientific advice included preliminary advice on the clinical trial RM‑493‑012. The EMA expressed general support for the ongoing Phase 3 program in POMC deficiency obesity. The EMA advised that the regulatory strategy for a rare disorder is supported and that the EMA may have to rely on scarce data. The EMA also advised, however, that we need to consider whether full approval or approval under conditional or exceptional circumstances would be the most appropriate pathway for application for POMC deficiency obesity.

In the EU we are currently conducting the Phase 3 clinical trial RM‑493‑015 in Germany, France, Netherlands, and the United Kingdom, for LepR deficiency obesity. We are also conducting this study in the United States. We have not obtained EMA scientific advice for the LepR deficiency indication, nor have we obtained EMA scientific advice for the Bardet‑Biedl syndrome or Alström syndrome indications.

Given the orphan status of setmelanotide for the treatment of POMC deficiency in the EU the marketing authorization application for a POMC deficiency obesity indication will likely be submitted via the centralized procedure. We will also have to obtain orphan status in the EU for LepR deficiency obesity. In addition, we have submitted a pediatric investigation plan, or PIP, for setmelanotide to the EMA Pediatric Committee, or PDCO, in 2017. On April 27, 2018, the PDCO adopted an opinion accepting the PIPs for Setmelanotide in the treatment of appetite and general nutritional disorders, including the deferral and the waiver requested by us.

We cannot assure you that the clinical trials we are conducting in the EU will be completed within this timeline. Similar to the United States, we are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU member states where we are conducting our clinical trials. Failure by us or by any of our third party partners to comply with EU laws and the related national laws of individual EU member states governing the conduct of clinical trials may result in the suspension of clinical trials or in other administrative, civil or criminal penalties.

Our plan is to expand our internal clinical development operations and capabilities so that we can continue to enroll and manage our Phase 2 and Phase 3 clinical trials such that if the clinical trials are successful, we can file NDAs for POMC deficiency obesity and LepR deficiency obesity in the United States by 2019 or early 2020. We believe we have finalized the design, timing and size of our Phase 3 trial for POMC deficiency obesity with the FDA but we cannot assure you that the trial will not be subject to further modification or that it will be completed on time. In addition, obtaining approval of an NDA and the approval of a marketing authorization application from the European Commission is a complex, lengthy, expensive and uncertain process, and the FDA, EMA or equivalent competent authorities in foreign jurisdictions may delay, limit or deny approval of setmelanotide for many reasons, including, among others:

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

•	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from our preclinical studies and clinical trials;
•	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not approve the formulation, labeling or specifications of setmelanotide;
•	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not accept data generated at our clinical trial sites;
•

if and when our NDA or our marketing authorization application is submitted and reviewed by an advisory committee, the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

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

In order to market and sell setmelanotide and any other product candidate that we may develop in the EU and many other jurisdictions, we or our third‑party collaborators must obtain separate marketing authorizations and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain approvals from competent authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by competent authorities in other countries or jurisdictions, and approval by one competent authority outside the United States does not ensure approval by competent authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize setmelanotide in any market. Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the withdrawal of the United Kingdom from the EU could materially impact the regulatory regime with respect to the approval of setmelanotide in the United Kingdom or the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing setmelanotide in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for setmelanotide, which could significantly and materially harm our business.

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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other equivalent competent authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with setmelanotide, such as adverse events of unanticipated severity or frequency, or problems with the facility where setmelanotide is manufactured, a regulatory agency may impose restrictions on setmelanotide, the manufacturer or us, including requiring withdrawal of setmelanotide from the market or suspension of manufacturing. If we or the manufacturing facilities for setmelanotide fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration, for example, automatic spending reductions, required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2025. Sequestration may result in additional reductions in Medicare and other healthcare funding and, if we obtain regulatory approvals, may otherwise affect the prices we may obtain for setmelanotide or the frequency with which setmelanotide is prescribed or used if approved.

Legislative changes to or regulatory changes under the ACA have occurred in the 115th U.S. Congress and under the Trump administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the individual mandate, beginning in 2019.  Further, in the Bipartisan Budget Act of 2018, the Medicare Part D coverage gap discount program was revised to increase drug manufacturers’ discount levels under the program.  Additional legislative changes to and regulatory changes under the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

In the EU, the advertising and promotion of our products are subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU member states may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off‑label promotion. The off‑label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU member states also prohibit the direct‑to‑consumer advertising of prescription‑only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

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

•

Numerous federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, including, for example, Section 5 of the FTC Act, govern the collection, use, disclosure and protection of health‑related and other personal information.

•

The federal Physician Payments Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to report payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to submit a report to the Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

•

Analogous state laws and regulations, such as state anti‑kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer. Some state laws require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in those states. Some of these states also prohibit certain marketing‑related activities including the provision of gifts, meals, or other items to certain health care providers. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Other states and cities require identification or licensing of sales representatives. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

Ensuring that our business arrangements and interactions with healthcare professionals, third‑party payors, patients and others comply with applicable healthcare laws and regulations will require substantial resources. Various state and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti‑Kickback Statute. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales and marketing team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

We are subject to U.S. data protection laws and regulations, for example, laws and regulations that address privacy and data security, at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, including, for example, Section 5 of the FTC Act, govern the collection, use, and disclosure and protection of health‑related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

EU member states, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal health data is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018, repealing the Data Protection Directive and increasing our responsibility and liability in relation to the processing of personal data of EU subjects.

The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised.

With respect to the transfer of personal data out of the EU, the GDPR provides that the transfer of personal data to countries that are not considered by the European Commission to provide an adequate level of data protection, including the United States, is permitted only on the basis of complying with specific legal steps.

The judgment by the Court of Justice of the European Union in Case C‑362/14 Maximillian Schrems v. Data Protection Commissioner, or the Schrems case, held that the Safe Harbor Framework, which was relied upon by many United States entities as a basis for transfer of personal data from the EU to the United States, was invalid. United States entities therefore, had only the possibility to rely on the alternate procedures for such data transfer provided in the EU Data Protection Directive.

On February 29, 2016, however, the European Commission announced an agreement with the United States Department of Commerce, or the DOC, to replace the invalidated Safe Harbor framework with a new “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the Court of Justice of the European Union in the Schrems case. The Privacy Shield imposes more stringent obligations on companies, provides stronger monitoring and enforcement by the DOC and the Federal Trade Commission, and makes commitments on the part of public authorities regarding access to information. United States entities have been able to certify to the DOC their compliance with the privacy principles of the Privacy Shield since August 1, 2016 and rely on the Privacy Shield certification to transfer of personal data from the EU to the United States.

However, in October 2016, three French digital rights advocacy group, La Quadrature du Net, French Data Network and the Fédération FDN, brought an action for annulment of the European Commission decision on the adequacy of the Privacy Shield before the Court of Justice of the EU (Case T‑738/16). The case is currently pending before the European Court of Justice. If the Court of Justice of the European Union invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to transfer personal data from the EU to entities in the United States. Adherence to the Privacy Shield is not, however, mandatory. Entities based in the United States are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the GDPR.

Our failure to comply with these laws, or changes in the way in which these laws are implemented, could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. In particular, our failure to comply with our obligations under the GDPR, including any failure to adopt measures to ensure that we can continue to conduct the data processing activities that we have initiated in the EU before the GDPR entered into application could adversely impact the validity of data generated in our studies.

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

The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

On March 29, 2017, the Government of the United Kingdom initiated the formal procedure of withdrawal from the EU. The procedure involves a two‑year negotiation period in which the United Kingdom and the EU must conclude an agreement setting out the terms of the United Kingdom’s withdrawal and the arrangements for the United Kingdom’s future relationship with the EU. This negotiation period could be extended by a unanimous decision of the European Council, in agreement with the United Kingdom.

The referendum has created significant uncertainty concerning the future relationship between the United Kingdom and the EU. This includes the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the United Kingdom’s withdrawal could result in significant complexity and risks. A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is the requirement that the applicant is established in the EU. Following withdrawal of the United Kingdom from the EU, marketing authorizations previously granted to applicants established in the United Kingdom may no longer be valid. Moreover, depending upon the exact terms of the United Kingdom’s withdrawal, there is an arguable risk that the scope of a marketing authorization for a medicinal product granted by the European Commission pursuant to the centralized procedure would not, in the future, include the United Kingdom. In these circumstances, an authorization granted by the United Kingdom’s competent authorities would always be required to place medicinal products on the United Kingdom market.

In addition, the laws and regulations that will apply after the United Kingdom withdraws from the EU may have implications for manufacturing sites that hold certification issued by the United Kingdom competent authorities. Our capability to rely on these manufacturing sites for products intended for the EU market would also depend upon the exact terms of the United Kingdom’s withdrawal.

The United Kingdom referendum has also given rise to calls for the governments of other EU member states to consider withdrawal from the EU. These developments, or the perception that they could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets. They may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.

Risks Related to Preclinical Development and Clinical Development of RM-853

We have assumed sole responsibility for the global product development and commercialization of RM-853, which may distract our management team from pursuing regulatory approval of setmelanotide, and we may never complete preclinical development of RM-853 or file an IND with the FDA.  Many of the risks we have faced in preclinical development and in clinical development of setmelanotide will also exist in preclinical development of RM-853 and clinical development, should we ever enter into clinical development of RM-853

In March 2018 we entered into a license agreement with Takeda Pharmaceutical Company Limited, which we refer to as Takeda, to develop and commercialize T-3525770, now known as RM-853. RM-853 is a potent, orally available ghrelin o-acyltransferase, or GOAT, inhibitor currently in preclinical development for PWS. Under the terms of the license agreement, we assumed sole responsibility for the global product development and commercialization of RM-853. This relationship may distract our management team from clinical development of setmelanotide and may require us to expend financial and other resources. PWS is a complex disease and companies have had difficulties in developing new therapies for PWS. In addition, many of the risks we have faced in preclinical development and in clinical development of setmelanotide will also exist in preclinical development of RM-853 and clinical development, should we ever enter into clinical development of RM-853, including, but not limited to:

•	RM-853 may not succeed in preclinical toxicology studies or may not be accepted by the FDA under an IND;
•	results from preclinical studies may not be predictive of later clinical trials of RM-853;

•	Phase 1 studies may show that RM-853 has a significant toxicities or pharmacokinetics not supportive of proceeding in development;
•

failures or delays in the commencement or completion of preclinical studies or clinical trials could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business;

•	RM-853 could cause undesirable side effects that could result in significant negative consequences, including the inability to enter clinical development or receive regulatory approval;
•	experience by others suggest that PWS patients are high risk for adverse experiences and for this, and many other reasons, clinical trials in that population are extremely challenging;
•	other risks related to regulatory approval, and if ever received, marketing and commercialization of RM-853;
•	potential product liability exposure;
•	an inability to protect our intellectual property related to RM-853;
•	risks related to our dependence on third parties, including in manufacturing RM-853 and conducting preclinical studies and clinical trials of RM-853;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements; and
•

competition from other therapies in development for the treatment of PWS may result in reduced availability of patients for our clinical studies, the possible requirement to achieve clinical meaningful efficacy above any treatment that is approved prior to RM‑853, and the potential for increased scrutiny from payers related to the relative benefit of RM‑853 versus other therapies should they be approved prior to RM‑853.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our key employees and consultants, and to attract, retain and motivate qualified personnel.

We are highly dependent on Keith M. Gottesdiener, M.D., our Chief Executive Officer and President, Hunter Smith, our Chief Financial Officer and Treasurer, Nithya Desikan, our Chief Commercial Officer, and Lex H.T. Van der Ploeg, Ph.D., our Chief Scientific Officer. We have employment agreements with these individuals but any individual may terminate his or her employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We also do not have any key‑person life insurance on any of these key employees. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to non‑compete agreements. Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

Based on the number of shares outstanding as of June 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 52% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our stock only recently began trading on the Nasdaq Global Market and we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Market or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock has been volatile and may continue to fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

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

We have broad discretion in how we use the proceeds from our IPO and June 2018 public offerings. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We have considerable discretion in the application of the net proceeds from our IPO and June 2018 public offerings. We intend to continue to use the net proceeds to fund development and manufacturing of setmelanotide through completion of our Phase 3 clinical trials and subsequent NDA submissions with the FDA for the treatment of POMC deficiency obesity and LepR deficiency obesity, the development of setmelanotide through our Phase 2 proof of concept clinical trials for Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity and POMC epigenetic disorders, as well as the initiation of our Phase 3 clinical trials for Bardet‑Biedl syndrome and Alström syndrome, the preparation for commercialization of setmelanotide, initiatives to expand the diagnosis of genetic obesity, including research and scientific exchange related to our ongoing genotyping and genetic epidemiology studies and for working capital and administrative expenses, additional research and development expenses, and other general corporate purposes. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

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

Substantial future sales or perceived potential sales of our common stock in the public market could cause the price of our common stock to decline significantly.

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of June 30, 2018, we have 34,173,137 shares of common stock outstanding. As a result of contractual arrangements entered into in connection with our June 2018 public offering, approximately 884,112 shares of our common stock beneficially owned by our executive officers and directors are subject to lock‑up agreements that prohibit, subject to certain exceptions, the disposal of any shares of our common stock or securities convertible into or exchangeable for shares of our common stock until September 19, 2018, and approximately 11,968,636 shares of our common stock beneficially owned by certain shareholders are subject to similar restrictions until August 20, 2018. Any or all of these shares may be released prior to the expiration of the lock‑up period at the discretion of the designated representatives of the underwriters of the public offering. To the extent shares are released before the expiration of the lock‑up period and sold into the market, the market price of our common stock could decline significantly.

The holders of approximately 12.7 million shares of our common stock, or approximately 37% of our total outstanding common stock as of June 30, 2018, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an “emerging growth company,” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, as amended, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected or may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earlier of (1) December 31, 2022, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We do not control these analysts. If we lose securities or industry analysts coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts issues unfavorable commentary or ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

We will continue to incur substantial costs as a result of operating as a public company, and our management will continue to devote substantial time to new compliance initiatives and corporation governance policies.

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses. The Sarbanes‑Oxley Act of 2002, or Sarbanes‑Oxley, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and make some activities more time‑consuming and costly.

We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 3, 2018, we issued 223,544 shares of common stock to Takeda pursuant to the Takeda Pharmaceutical Company Limited at a price per share of $17.96. These shares were issued in reliance on Section 4(a)(2) under the Securities Act.

Use of Proceeds

We issued shares of our common stock on the Nasdaq Global Market on June 25, 2018. The offer and sale of all the shares in the public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-225700), which was declared effective by the SEC on June 20, 2018.

There has been no material change in the planned use of proceeds from our public offering as described in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 20, 2018.

Repurchased of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
10.1 †	First Amendment to the 2017 Employee Stock Purchase Plan.	S-1	6/18/2018	10.17
10.2* †	Offer Letter, dated September 13, 2017, by and between the Company and Keith M. Gottesdiener.
10.3* †	Offer Letter, dated September 13, 2017, by and between the Company and Hunter Smith.
10.4* †	Offer Letter, dated September 13, 2017, by and between the Company and Nithya Desikan.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed or furnished herewith.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: August 8, 2018	By:	/s/ Keith M. Gottesdiener
Name: Keith M. Gottesdiener
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: August 8, 2018	By:	/s/ Hunter Smith
Name: Hunter Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)