Form 10-Q
period 2018-09-30
RHYTHM PHARMACEUTICALS, INC.
filed 2018-11-09
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock as of November 8, 2018 was 34,410,725.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$58,247	$34,236
Short-term investments	214,139	113,846
Prepaid expenses and other current assets	4,152	2,589
Total current assets	276,538	150,671
Property, plant and equipment, net	939	840
Restricted cash	251	225
Total assets	$277,728	$151,736
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$208	$2,427
Deferred rent	—	83
Accrued expenses and other current liabilities	7,595	4,210
Total current liabilities	7,803	6,720
Long-term liabilities:
Deferred rent	288	228
Total liabilities	8,091	6,948
Commitments and contingencies
Preferred stock:
Convertible Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized; 34,382,525 and 27,284,140 shares issued and outstanding September 30, 2018 and December 31, 2017, respectively	34	27
Additional paid-in capital	428,698	255,013
Accumulated deficit	(159,095)	(110,252)
Total stockholders’ equity	269,637	144,788
Total liabilities, convertible preferred stock and stockholders’ equity	$277,728	$151,736

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$10,705	$5,971	$31,575	$16,241
Selling, general, and administrative	8,539	2,315	19,691	5,188
Total operating expenses	19,244	8,286	51,266	21,429
Loss from operations	(19,244)	(8,286)	(51,266)	(21,429)
Other income (expense):
Revaluation of Series A Investor Instrument and Series A Investor Right/Obligation	—	(1,781)	—	(1,863)
Interest income, net	1,558	51	2,709	114
Total other income (expense):	1,558	(1,730)	2,709	(1,749)
Net loss and comprehensive loss	$(17,686)	$(10,016)	$(48,557)	$(23,178)
Net loss attributable to common stockholders	$(17,686)	$(11,429)	$(48,557)	$(26,963)
Net loss attributable to common stockholders per common share, basic and diluted	$(0.52)	$(1.78)	$(1.63)	$(3.02)
Weighted average common shares outstanding, basic and diluted	34,256,519	6,404,254	29,859,314	8,918,389

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Nine months ended September 30,
	2018	2017

Operating activities
Net loss	$(48,557)	$(23,178)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash research and development license expense	4,448	—
Stock-based compensation expense	4,367	1,569
Depreciation and amortization	228	163
Non-cash rent expense	(23)	(56)
Mark to market revaluation of series A investor instrument	—	1,863
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,760)	(972)
Deferred issuance costs	—	(1,689)
Accounts payable, accrued expenses and other current liabilities	1,224	830
Due to related parties	—	(105)
Net cash used in operating activities	(41,073)	(21,575)
Investing activities
Purchases of short-term investments	(188,559)	(13,021)
Maturities of short-term investments	89,463	14,506
Purchases of property, plant and equipment	(327)	(78)
Net cash provided by (used in) investing activities	(99,423)	1,407
Financing activities
Net proceeds from issuance of common stock	162,899	—
Proceeds from the exercise of stock options	1,634	700
Net proceeds from issuance of Series A Convertible Preferred Stock	—	40,842
Net cash provided by financing activities	164,533	41,542
Net increase in cash, cash equivalents and restricted cash	24,037	21,374
Cash, cash equivalents and restricted cash at beginning of period	34,461	6,765
Cash, cash equivalents and restricted cash at end of period	$58,498	$28,139

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of September 30, 2018, the Company had an accumulated deficit of $159,095.  The Company has primarily funded these losses through capital contributions received from the LLC entity and the sale of preferred and common stock to outside investors. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. At September 30, 2018, the Company had $272,386 of cash and cash equivalents and short‑term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, and funded research and development programs, to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operating plan into the second half of 2020.

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

The accompanying interim balance sheet as of September 30, 2018, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, the statement of cash flows for the nine months ended September 30, 2018 and 2017 and the related footnote disclosures are unaudited. In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include all normal recurring adjustments necessary for the fair presentation of the interim financial statements. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full fiscal year.

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

On June 25, 2018 the Company completed its public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. The Company received gross proceeds of approximately $174,155 or net proceeds of $162,899 after deducting underwriting discounts, commissions and offering expenses.

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

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	September 30,
	2018	2017
Stock options	2,474,790	1,821,579
Series A convertible preferred shares	—	8,827,698
Total	2,474,790	10,649,277

Basic and diluted earnings per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(17,686)	$(10,016)	$(48,557)	$(23,178)
Cumulative dividends on convertible preferred shares	—	(1,413)	—	(3,785)
Loss attributable to common shares—basic and diluted	$(17,686)	$(11,429)	$(48,557)	$(26,963)
Denominator:
Weighted-average number of common shares—basic and diluted	34,256,519	6,404,254	29,859,314	8,918,389
Loss per common share—basic and diluted	$(0.52)	$(1.78)	$(1.63)	$(3.02)

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

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU on January 1, 2018 and has applied its content to the statement of cash flows for the nine months ended September 30, 2018 and 2017 presented herein.

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

In June 2018, the FASB issued ASU 2018‑07, Compensation‑Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”). ASU 2018‑07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company has early adopted ASU 2018‑07 in July 2018. The guidance has been adopted using the modified-retrospective approach, which requires that unsettled equity-classified awards for which a measurement date has not been established to be measured using the adoption date fair value.  The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

3. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2018	2017
Research and development costs	$4,909	$2,771
Professional fees	1,286	327
Payroll related	1,355	1,094
Other	45	18
Accrued expenses	$7,595	$4,210

4. Fair Value of Financial Assets and Liability

As of September 30, 2018 and December 31, 2017, the carrying amount of cash and cash equivalents and short‑term investments was $272,386 and $148,082, respectively, which approximates fair value. Cash and cash equivalents and short‑term investments includes investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 and had a total balance of $57,856 and $34,698 as of September 30, 2018 and December 31, 2017, respectively.  The financial assets valued based on level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

A financial liability was recognized by the Company during the nine months ended September 30, 2017 related to the 2017 Series A Investor Instrument. The liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Upon the closing of the second tranche of the 2017 Series A preferred financing in August 2017, this liability was settled.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	September 30, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$—	$—	$—
Money Market Funds	57,856	—	—	57,856
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	214,139	—	214,139
U.S. Treasury Securities	—	—	—	—
Total	$57,856	$214,139	$—	$271,995

	Fair value Measurements as of
	December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities	$—	$15,104	$—	$15,104
Money Market Funds	17,753	—	—	17,753
Marketable Securities:
Corporate Debt Securities	—	96,901	—	96,901
U.S. Treasury Securities	16,945	—	—	16,945
Total	$34,698	$112,005	$—	$146,703

Marketable Securities

The following tables summarize the Company's marketable securities:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities and Commercial Paper (due within 1 year)	$214,225	$4	$(90)	$214,139
U.S. Treasury Securities (due within 1 year)	—	—	—	—
	$214,225	$4	$(90)	$214,139

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities (due within 1 year)	$97,029	$—	$(128)	$96,901
U.S. Treasury Securities (due within 1 year)	16,958	—	(13)	16,945
	$113,987	$—	$(141)	$113,846

Below is a roll forward of the fair value of the 2017 Series A Investor Instrument for the nine months ended September 30, 2017:

2017 Series A Investor
Instrument
Fair value at December 31, 2016	$—
Fair value upon the January 2017 Initial Closing, net	328
Change in fair value	1,863
Reclassification of liability upon August 2017 Second Tranche Closing	(2,191)
Fair value at September 30, 2017	$—

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

On June 25, 2018 the Company completed its public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. The Company received gross proceeds of approximately $174,155 or net proceeds of $162,899 after deducting underwriting discounts, commissions and offering expenses.

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

7. Related‑Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $542, $1,294, $1,518 and $1,880 for the three and nine months ended September 30, 2018 and 2017, respectively. Outstanding payments due to these related parties as of September 30, 2018 and December 31, 2017 were $156 and $112, respectively, and were included within accounts payable on the balance sheet.

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

As of September 30, 2018, we had an accumulated deficit of $159.1 million. Our net losses were $17.7 million, $10.0 million, $48.6 million and $23.2 million for the three and nine months ended September 30, 2018 and 2017, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue to conduct clinical trials for setmelanotide;
•	engage contract manufacturing organizations, or CMOs, for the manufacture of setmelanotide for clinical trials;
•	seek regulatory approval for setmelanotide;
•	expand our clinical and financial operations and build a marketing and commercialization infrastructure; and

•	operate as a public company.

As of September 30, 2018, our existing cash and cash equivalents and short‑term investments were approximately $272.4 million. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses into the second half of 2020.

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

The following table summarizes our current research and development expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Research and development summary	2018	2017	2018	2017
Research and development expense	$10,705	$5,971	$31,575	$16,241

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selling, general and administrative summary	2018	2017	2018	2017
Selling, general and administrative expense	$8,539	$2,315	$19,691	$5,188

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$10,705	$5,971	$4,734	79%
Selling, general, and administrative	8,539	2,315	6,224	269%
Total operating expenses	19,244	8,286	10,958	132%
Loss from operations	(19,244)	(8,286)	(10,958)	132%
Other (expense) income, net	1,558	(1,730)	3,288	NM %
Net loss and comprehensive loss	$(17,686)	$(10,016)	$(7,670)	77%

Research and development expense. Research and development expense increased by $4.7 million to $10.7 million in 2018 from $6.0 million in 2017, an increase of 79%. The increase was primarily due to $1.3 million in employee related costs due to the hiring of additional personnel during the second half of 2017 and throughout 2018, an increase of $1.2 million related to genetic sequencing efforts designed to improve identification of patients with MC4 pathway deficiencies as well as supplemental work related to our future new drug application (“NDA”) for setmelanotide, a $0.9 million increase related to an increase in patient visits and the number of investigator sites for new and existing clinical trials and a $0.6 million increase in travel and sponsorship related expenses for conferences attended during the three months ended September 30, 2018.

Selling, general and administrative expense. Selling, general and administrative expense increased by $6.2 million to $8.5 million in 2018 from $2.3 million in 2017, an increase of 269%. The increase was primarily due to a $1.4 million increase of employee related costs attributable to hiring additional personnel to support our growing organization, and an increase of $4.0 million for the development and building of our commercial organization to drive patient identification and consulting services supporting our disease awareness activities, as well as increased professional and consulting fees associated with being a public company.

Comparison of the nine months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$31,575	$16,241	$15,334	94%
Selling, general, and administrative	19,691	5,188	14,503	280%
Total operating expenses	51,266	21,429	29,837	139%
Loss from operations	(51,266)	(21,429)	(29,837)	139%
Other income (loss)	2,709	(1,749)	4,458	NM %
Net loss and comprehensive loss	$(48,557)	$(23,178)	$(25,379)	109%

Research and development expense. Research and development expense increased by $15.3 million to $31.6 million in 2018 from $16.2 million in 2017, an increase of 94%. The increase was primarily due to the $4.4 million non-cash expense related to the license acquired from Takeda for RM-853, a $1.0 million milestone expense associated with the license agreement with Ipsen, an increase of $3.9 million of employee related costs due the hiring of additional clinical and development personnel during the second half of 2017 and throughout 2018, and an increase of $1.5 million related to the creation of our US Medical Science Liaison field force.  We also had an increase of $1.4 million related to genetic sequencing efforts designed to improve identification of patients with MC4 pathway deficiencies as well as supplemental work related to our future NDA for setmelanotide, a $1.2 million increase related to an increase in patient visits and the number of investigator sites for new and existing clinical trials and an increase of $1.0 million related to quality and validation consulting services within our CMC group.

Selling, general and administrative expense. Selling, general and administrative expense increased by $14.5 million to $19.7 million in 2018 from $5.2 million in 2017, an increase of 280%. The increase was primarily due to an increase of $3.7 million  in employee related costs due to the hiring of additional support personnel, and an increase of $5.4 million for the development and building of our commercial organization to drive patient identification and consulting services supporting our disease awareness activities, an increase of $1.8 million related to marketing costs for our global launch and brand awareness programs and an increase of $2.1 million in professional and consulting fees related to administrative infrastructure and costs associated with being a public company.

Liquidity and Capital Resources

As of September 30, 2018, our existing cash and cash equivalents and short‑term investments were approximately $272.4 million.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(41,073)	$(21,575)
Investing activities	(99,423)	1,407
Financing activities	164,533	41,542
Net increase in cash, cash equivalents and restricted cash	$24,037	21,374

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $41.1 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of $39.5 million adjusted for non‑cash items, which consisted of the non-cash research and development license expense for RM-853, stock‑based compensation, depreciation and amortization and deferred rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $1.9 million for an increase in prepaid expenses associated with our CROs.

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

Net cash provided by (used in) investing activities

Net cash used by investing activities for the nine months ended September 30, 2018 relates to the net purchases of short‑term investments of $99.1 million.

Net cash provided by investing activities for the nine months ended September 30, 2017 relates to the net maturities of short‑term investments of $1.4 million.

Net cash provided by financing activities

Net cash provided by financing activities was $164.5 million for the nine months ended September 30, 2018, which represents net proceeds from our public offering in June 2018 and proceeds from the exercise of stock options.

Net cash provided by financing activities was $41.5 million for the nine months ended September 30,2017, which represents the net proceeds from the first and second tranche of our issuance of series A preferred stock in January 2017 and August 2017, respectively.

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

Future minimum payments under the Lease Agreement, as amended, are as follows:

Operating Lease
2018	$75
2019	425
2020	786
2021	802
2022	818
Thereafter	2,187
Total	$5,093

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of September 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our net loss and comprehensive losses were $17.7 million, $10.0 million, $48.6 million and $23.2 million for the three and nine months ended September 30, 2018 and 2017, respectively. As of September 30,2018, we had an accumulated deficit of $159.1 million.  Substantially all of our operating losses have resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for setmelanotide, we will incur significant sales, marketing and outsourced manufacturing expenses. We also will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We are currently advancing setmelanotide through clinical development. Developing peptide therapeutic products is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance setmelanotide in clinical trials. We intend to use our available cash resources primarily for the clinical development and regulatory approval of setmelanotide. Depending on the status of regulatory approval and, if approved, commercialization of setmelanotide, as well as the progress we make in the sale of setmelanotide, we may still require significant additional capital to fund the continued development of setmelanotide and our operating needs thereafter. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for setmelanotide or otherwise expand more rapidly than we presently anticipate.

Through August 2015, we received capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity. In August 2015, December 2015, January 2017 and August 2017, we raised aggregate gross proceeds of $25.0 million, $15.0 million, $20.5 million and $20.5 million, respectively, through our issuance of series A preferred stock. In October 2017 we completed our initial public offering, or IPO, of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. We received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs.  On June 25, 2018, we completed a public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. We received gross proceeds of approximately $174.2 million, before deducting underwriting discounts, commissions and offering related transaction costs.  As of September 30, 2018, our cash and cash equivalents and short‑term investments were approximately $272.4 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses into the second half of 2020.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain regulatory approval for, and to commercialize, setmelanotide. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Positive results for one indication are not necessarily predictive of positive results for other indications. We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LepR deficiency obesity, and Bardet‑Biedl syndrome, three genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger. We believe we have also demonstrated preliminary proof of concept in a Phase 2 clinical trial for Alström syndrome.  We hypothesize that patients with other upstream genetic defects in the MC4 pathway may also respond with reductions in weight and hunger after treatment with setmelanotide, however patients with other upstream genetic defects may not have a similar response to setmelanotide, and until we obtain more clinical data in other genetic defects, we will not be sure that we can achieve proof of concept in such indications. In addition, while we believe that proof of concept in Bardet‑Biedl syndrome and Alström syndrome has been demonstrated by improvements in hunger and weight reduction, supporting that this is a setmelanotide‑responsive, MC4 pathway disorder, the results of this trial are still at a preliminary stage.

We have and will continue to have multiple clinical trials of setmelanotide ongoing, which are designed to include multiple genetically and clinically defined populations under one investigational protocol, although each population is enrolled and analyzed separately. A “basket” trial design could potentially decrease the time to study new populations by decreasing administrative burden, however, these trials may not provide opportunities for acceleration and do not overcome limitations to extrapolating data from the experience in one disease to other diseases, because safety and efficacy results in each indication are analyzed separately. Accordingly, clinical success in a basket trial, or any trial in one indication, may not predict success in another indication. In contrast, in the event of an adverse safety issue, clinical hold, or other adverse finding in one or more indications being tested, such event could adversely affect our trials in the other indications and may delay or prevent completion of the clinical trials.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway. However, we have completed the key toxicology studies that the United States Food and Drug Administration, or the FDA, will require for our first approval, and which we believe the European Medicines Agency, or EMA, will require for authorization, which include, among others, chronic toxicity studies, reproductive and developmental toxicity studies, and juvenile toxicology studies. Based on the totality of animal testing results to date, including the lack of any observed genotoxicity or tissue proliferative activity of setmelanotide in chronic toxicity studies, the FDA has agreed to permit us to defer carcinogenicity studies until after approval of an NDA for setmelanotide. Accordingly, we believe that we will be able to defer the submission of all carcinogenicity studies until after we receive regulatory approval to market setmelanotide in the U.S. While we believe this also to be true for the EMA, the EMA has not yet provided firm guidance on the need for carcinogenicity studies and accordingly, there can be no guarantee that we will be able to achieve this deferral which could impact the timing of any potential European Union, or EU, approval.

In addition to the foregoing issue, the FDA has requested that in our chronic rat and monkey studies we re-assess certain cells in brain, renal and liver tissues for the presence of vacuoles, which are common membrane‑bound compartments. The recommendation was based on the FDA’s review of a summary of a monkey study that noted the presence of macrophage aggregates, which are groupings of specific white blood cells, in the choroid plexus, a network of blood vessels and epithelial tissue in the membrane lining outside the brain and spinal cord. The FDA noted that the existence of macrophage aggregates appears to be related to the polyethylene glycol, or PEG, vehicle in the product, rather than setmelanotide itself. A similar question was raised by the competent authorities in France, in connection with the use of PEG in products for younger pediatric indications, and in discussion of our Pediatric Investigational Plan, or PIP. Based on this, we performed this re-assessment, which confirmed that no additional findings were present in any monkey tissues, but which did find a very small number of rats with vacuolated epithelial cells, or brain surface lining cells, in the choroid plexus of minimal severity that also appeared to be related to the PEG vehicle. We do not believe these findings raise any important safety concerns, in part because of the minimal severity, the localization of these aggregates, the lack of any adverse histopathological changes, and the lack of findings in other tissues. However, neither the FDA nor regulatory agencies in the EU has indicated that they agree with our position. In addition, we anticipate the EMA may request additional mechanistic studies to better understand these findings.  It is also possible the FDA may require us to reflect these findings in the toxicological portion of the product labeling, and this may delay study in the youngest pediatric patients in some EU member states, such as France.

Additionally, setbacks may be caused by new safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or European Commission authorization. If we fail to obtain positive results in our Phase 3 clinical trials of setmelanotide, the development timeline and regulatory approval and commercialization prospects for setmelanotide and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

We believe that the patient populations in the EU are at least as large as those in the United States. However, we do not have comparable epidemiological data from the EU and these estimates are therefore based solely on applying relative population percentages to the Company‑derived estimates described above.

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

While we currently have no knowledge of competitors developing product candidates intended to treat upstream MC4 pathway deficiencies, other than Prader-Willi-Syndrome, competitors may emerge. If that were to occur and competitors initiated clinical trials for product candidates that treat the same indications as setmelanotide, patients who would otherwise be eligible for our clinical trials may instead enroll in the clinical trials of our competitors’ product candidates, and could impact our commercial success.

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

We believe we have demonstrated proof of concept in Bardet-Biedl syndrome and Alström syndrome, and are in ongoing discussions with the FDA to plan a pivotal Phase 3 clinical trial in Bardet-Biedl syndrome, likely combined with a pivotal Phase 3 clinical trial in Alström syndrome, that we anticipate we can initiate in 2018. We believe that the combined Bardet-Biedl syndrome and  Alström syndrome Phase 3 pivotal trial may be somewhat different in design that those for POMC and LepR deficiency obesity, respectively, most likely due to the larger available patient population for inclusion in a clinical study.  There may be other changes as well, as our feedback from the FDA is preliminary, and we have not yet consulted with the European regulatory agencies. We have also initiated Phase 2 clinical trials for POMC and other MC4 pathway heterozygous deficiency obesities, and POMC epigenetic disorders. We anticipate that the Phase 2 clinical trials in these indications may be more complex than those for which we have achieved proof of concept.

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

•

lack of ability to predict which patients will have the most consistent responses to setmelanotide in the patients with rare genetic disorders of obesity that we are studying, as not all patients may show robust, or even any response to treatment;

•

POMC heterozygous deficiency may have additional challenges, including that the FDA the EMA, or the equivalent competent authorities in foreign jurisdictions may require that we show that setmelanotide works better in these patients than in the genetically normal population; other challenges associated with these patients may include the need to study larger numbers of patients than for our first two indications, additional delays in initiating clinical trials for this indication due to uncertainty about the subset of these patients who will respond effectively to setmelanotide, and the lack of discussion for this indication with the FDA;

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

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and they are subject to our further review and analysis. There has been only a single serious adverse event possibly attributed to setmelanotide in our clinical trials.  In our Phase 2 clinical trial with once daily SC injection, one patient was hospitalized for unusual chest pain, but no evidence of any serious respiratory or cardiac cause was found after careful evaluation, and the event was attributed to musculoskeletal pain.  There were no treatment related changes in physical examination, except as noted below, and few, if any, clinically relevant changes in electrocardiograms, laboratory data and/or anti-drug antibodies. Overall, there have been ten other serious adverse events in the full development program, in addition to the serious adverse event described above: seven others on setmelanotide, mostly from open label trials, including left arm numbness, influenza immunization reaction, pancreatitis secondary to pre-existing gallstones, pneumonia, hypoglycemia due to acute adrenal insufficiency, due to non‑compliance with hydrocortisone regimen, a depressive episode with elective admission to a psychiatry ward in a patient with history of depression and who continued on treatment, and rotavirus‑related gastroenteritis. There were also three serious adverse events during treatment with placebo, consisting of biliary dyskinesia, severe groin strain, and pelvic inflammatory disease. None of these serious adverse events was considered related to setmelanotide treatment.  In addition, there has been a serious adverse event with respect to a study participant in our Phase 3 pivotal study for LEPR deficiency obesity who died in a fatal motor vehicle accident, in which the driver lost control, and our study participant was a passenger.  This was determined not to be related to setmelanotide treatment.

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

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Setmelanotide, which is currently in Phase 3 clinical development as a treatment for genetic deficiencies affecting the MC4 pathway, including POMC deficiency obesity and LepR deficiency obesity, and for which we expect to initiate Phase 3 clinical development in Bardet‑Biedl syndrome and Alström syndrome in 2018, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization. The clinical trials of setmelanotide are, and the manufacturing and marketing of setmelanotide will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non‑clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and approval, if any, may be conditional on post‑marketing studies and surveillance, and will require the expenditure of substantial resources beyond our existing cash resources. When a sponsor relies exclusively or predominantly on foreign clinical data, the FDA may require a showing that those data are applicable to the U.S. population and U.S. medical practice, which in some cases may require bridging studies or other evidence. Of the large number of drugs in development in the United States and in other countries, only a small percentage will successfully complete the FDA regulatory approval process or the equivalent process in foreign jurisdictions and will be commercialized. In addition, we have not discussed all of our proposed development programs with the FDA of the competent authorities of foreign jurisdictions. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot assure you that setmelanotide will be successfully developed or commercialized.

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

We are highly dependent on Keith M. Gottesdiener, M.D., our Chief Executive Officer and President, Hunter Smith, our Chief Financial Officer and Treasurer, Nithya Desikan, our Chief Commercial Officer, Simon Kelner, our Chief Human Resources Officer, Murray Stewart, M.D., our Chief Medical Officer and Lex H.T. Van der Ploeg, Ph.D., our Chief Scientific Officer. We have employment agreements with these individuals but any individual may terminate his or her employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We also do not have any key‑person life insurance on any of these key employees. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to non‑compete agreements. Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Based on the number of shares outstanding as of September 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 43% of our voting stock. These stockholders will have significant influence over matters requiring stockholder approval. For example, these stockholders will significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our stock only began trading on the Nasdaq Global Market in October 2017 and we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Market or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

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

We have broad discretion in how we use the proceeds from our IPO and June 2018 public offering. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We have considerable discretion in the application of the net proceeds from our IPO and June 2018 public offering. We intend to continue to use the net proceeds to fund development and manufacturing of setmelanotide through completion of our Phase 3 clinical trials and subsequent NDA submissions with the FDA for the treatment of POMC deficiency obesity and LepR deficiency obesity, the development of setmelanotide through our Phase 2 proof of concept clinical trials for Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity and POMC epigenetic disorders, as well as the initiation of our Phase 3 clinical trials for Bardet‑Biedl syndrome and Alström syndrome, the preparation for commercialization of setmelanotide, initiatives to expand the diagnosis of genetic obesity, including research and scientific exchange related to our ongoing genotyping and genetic epidemiology studies and for working capital and administrative expenses, additional research and development expenses, and other general corporate purposes. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of September 30, 2018, we have 34,382,525 shares of common stock outstanding.

The holders of approximately 12.0 million shares of our common stock, or approximately 35% of our total outstanding common stock as of September 30, 2018, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

If securities or industry analysts do not continue to publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

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

None.

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

Repurchased of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
10.1	Second Amendment to Lease, dated August 6, 2018.	8-K	8/9/2018	10.1
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: November 9, 2018	By:	/s/ Keith M. Gottesdiener
Name: Keith M. Gottesdiener
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: November 9, 2018	By:	/s/ Hunter Smith
Name: Hunter Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)