Form 10-K
period 2018-12-31
RHYTHM PHARMACEUTICALS, INC.
filed 2019-03-08
CIK 1649904

‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No   ☐

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $640.8 million, based on the closing price of the registrant’s Common Stock on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

There were 34,425,830 shares of Common Stock outstanding as of March 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2018. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

RHYTHM PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms include forward‑looking statements that involve risks and uncertainties.  Forward-looking statements include, but are not limited to, statements regarding our expectations regarding timing and enrollment of clinical trials, timing for the announcement of data and filing of regulatory applications, expectations regarding our indications for our product candidates, expectations regarding our strategy and commercial sales, anticipated expenses, the sufficiency of cash, and the impact of accounting pronouncements.  We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Unless the content requires otherwise, references to “Rhythm Pharmaceuticals,” “Rhythm,” “the Company,” “we,” “our,” and “us,” in this Annual Report refer to Rhythm Pharmaceuticals, Inc. and its subsidiaries.

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders that result in severe, life‑threatening metabolic disorders. Our lead product candidate is setmelanotide, a potent, first‑in‑class melanocortin‑4 receptor, or MC4R, agonist peptide for the treatment of rare genetic disorders of obesity. We believe setmelanotide, for which we have exclusive worldwide rights, has the potential to serve as replacement therapy for the treatment of melanocortin‑4, or MC4, pathway deficiencies. MC4 pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. Our development efforts are initially focused on obesity related to six single gene‑related, or monogenic, MC4 pathway deficiencies—pro‑opiomelanocortin, or POMC, leptin receptor, or LEPR, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous, and POMC epigenetic disorders—for which there are currently no effective or approved treatments. We believe that the MC4 pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome, four genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger. The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin‑melanocortin pathway.  This designation currently covers four Breakthrough Therapy designation indications: POMC deficiency obesity, LEPR deficiency obesity, Bardet-Biedl syndrome and Alström syndrome. Setmelanotide is currently in Phase 3 development for POMC deficiency obesity and LEPR deficiency obesity, and we have initiated a combined Phase 3 trial for Bardet-Biedl syndrome and Alström syndrome. In addition, in late June 2018 setmelanotide was designated as Priority Medicne, or PRIME, by the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP.  We have completed enrollment in the pivotal cohorts for both our POMC deficiency obesity Phase 3 clinical trial and our LEPR deficiency obesity Phase 3 clinical trial.  We expect to report initial Phase 3 data from these trials in the third quarter of 2019, and subsequently plan to file a new drug application, or NDA, for FDA approval for these two indications concurrently.  We believe that we have demonstrated proof of concept in our Phase 2 clinical trial in Bardet‑Biedl syndrome and in Alström syndrome, and met with the FDA in May 2018 to discuss a combined pivotal Phase 3 clinical trial in these indications.  Based on these discussions with the FDA, we have initiated and started to enroll patients in December 2018.  We have an ongoing Phase 2 clinical trial in POMC heterozygous deficiency obesity and POMC epigenetic disorders. We reported initial, preliminary results in these additional Phase 2 indications in June 2018, and plan to provide a further update for these indications early in 2019.  In total, more than 330 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

Obesity is epidemic in the United States and current treatment approaches have demonstrated limited long‑term success for most obese patients. We are taking a different approach to obesity drug development by leveraging new understanding of the genetic causes of severe obesity to develop innovative therapies that we believe have the potential for compelling efficacy. Setmelanotide’s unique mechanism of action at MC4R enables a targeted approach to treating very severe obesity in patients with specific, monogenic defects in the MC4 signaling pathway. By restoring impaired function in this pathway, setmelanotide can serve as replacement therapy for genetic deficiencies, with the potential for dramatic improvements in weight and appetite. We believe we are at the forefront of developing a therapeutic option to improve treatment outcomes in subtypes of severe obesity caused by genetically‑defined defects in the MC4 pathway.

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

The first generation of MC4R agonists were predominantly small molecules that failed in clinical trials due to safety issues, particularly increases in blood pressure, in addition to having limited efficacy. In contrast, setmelanotide, a novel eight amino acid peptide, retains the specificity and functionality of the naturally occurring hormone that activates MC4R, and has exhibited preliminary evidence of efficacy without adversely affecting blood pressure in our Phase 1 and ongoing Phase 2 clinical trials. We are currently evaluating setmelanotide, which is administered by subcutaneous, or SC, injection, for the treatment of six genetic disorders of obesity: POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity, and POMC epigenetic disorders. We have positive Phase 2, proof of concept results for four of these indications thus far—POMC deficiency obesity, LEPR deficiency obesity, Bardet-Biedl syndrome and Alström syndrome, for which we are in Phase 3 development.

POMC deficiency obesity is a life‑threatening, ultra‑rare orphan disease, with approximately 50 patients reported to date. Ultra‑rare orphan diseases are generally categorized as those that affect fewer than 20 patients per million. We estimate that our addressable patient population for this disorder is approximately 100 to 500 patients in the United States. Patients with POMC deficiency have unrelenting hunger, or hyperphagia, that begins in infancy and they develop severe, early onset obesity. POMC deficiency obesity results from two different homozygous genetic defects, both upstream of MC4R, that result in loss of function in the MC4 pathway. Currently, there is no approved treatment for the obesity and hyperphagia associated with this genetic disorder. We have completed enrollment of the pivotal cohort in our Phase 3 open label, single arm, multinational trial to evaluate the safety and efficacy of setmelanotide for POMC deficiency obesity, with setmelanotide administered once daily by SC, injection for 12 months and we plan to report initial Phase 3 data in the third quarter of 2019. Previously, we completed a positive Phase 2 clinical trial in which two patients were enrolled and received treatment. These results were published in the New England Journal of Medicine in July 2016.  The first patient in this trial lost 146.6 lbs. over 118 weeks, from a baseline weight of 341.7 lbs. and the second patient lost 89.3 lbs. over 64 weeks, from a baseline weight of 336.9 lbs. Both patients experienced substantial reductions in hunger, with hunger scores falling to one to two from baseline scores of nine to 10. Hunger scores were measured using a Likert score of zero to 10, where zero represents no hunger and 10 represents extreme hunger. Setmelanotide was generally well tolerated in this Phase 2 trial.

LEPR deficiency obesity is an ultra‑rare orphan disease that results in hyperphagia and severe early‑onset obesity, with an estimated prevalence of 1% of subjects with severe, early‑onset obesity. We estimate that our addressable patient population for this disorder is approximately 500 to 2,000 patients in the United States. Like other deficiencies upstream in the MC4 pathway, LEPR deficiency results in loss of function in the MC4 pathway. Therefore, patients with this indication also manifest hyperphagia and severe obesity from early childhood. Currently, there is no approved treatment for the obesity and hyperphagia associated with LEPR deficiency obesity. We have completed enrollment of the pivotal cohort in our Phase 3 open label, single arm, multinational trial to evaluate the safety and efficacy of setmelanotide for LEPR deficiency obesity, with setmelanotide administered once daily by SC injection for 12 months, and we plan to report initial Phase 3 data in the third quarter of 2019.  Previously, we completed a positive Phase 2 clinical trial in which three patients were enrolled and received treatment in this trial each experiencing significant weight loss and substantial reductions in hunger. These results were published in Nature Medicine in May 2018.  Setmelanotide was generally well tolerated in this Phase 2 trial.

Based on our POMC deficiency obesity and LEPR deficiency obesity Phase 2 results, the FDA granted setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin‑melanocortin pathway, which includes both POMC deficiency obesity and LEPR deficiency obesity, enabling an expedited path to approval of setmelanotide for these two indications. The FDA has granted orphan drug designation for setmelanotide for the treatment of POMC deficiency obesity and LEPR deficiency obesity.

Bardet‑Biedl syndrome is a life‑threatening, ultra‑rare orphan disease with a prevalence of approximately one in 100,000 in North America. We estimate that our addressable patient population for Bardet‑Biedl syndrome obesity is approximately 1,500 to 2,500 patients in the United States. Bardet‑Biedl syndrome is a monogenic disorder that causes severe obesity and hyperphagia as well as vision loss, polydactyly, kidney abnormalities, and other signs and symptoms. Currently there are no approved or effective therapies for Bardet‑Biedl syndrome. We have demonstrated proof of concept based on data from nine patients in our Phase 2 clinical trial in Bardet‑Biedl syndrome, indicating that this is also a setmelanotide‑responsive, upstream MC4 pathway disorder. Six of these nine patients showed significant weight loss and seven patients showed clear improvements in every hunger assessment. We reported preliminary Phase 2 results in the fourth quarter of 2017, and provided an update on these patients in the second quarter of 2018. Based on these results, the FDA recently included Bardet‑Biedl syndrome under our existing Breakthrough Therapy designation for setmelanotide. We provided an additional update on these patients in January 2019.  Setmelanotide has been generally well tolerated in this trial.

Alström syndrome is a life‑threatening, ultra‑rare orphan disease with a prevalence of approximately one in one million in North America. We estimate that our addressable patient population for Alström syndrome is approximately 500 to 1,000 patients worldwide. Alström syndrome is a monogenic disorder, closely related to Bardet‑Biedl syndrome, that causes childhood obesity and hyperphagia as well as progressive vision loss, deafness, cardiomegaly, insulin resistance and other signs and symptoms. Currently there are no approved or effective therapies for Alström syndrome. We believe we have recently demonstrated proof of concept in our Phase 2 clinical trial in Alström syndrome, indicating that this is also a setmelanotide responsive, upstream MC4 pathway disorder. Based on these results, the FDA recently included Alström syndrome in our existing Breakthrough Therapy designation for setmelanotide. Setmelanotide has so far been generally well tolerated in this trial.

We met with the FDA in May 2018 to discuss a combined pivotal Phase 3 clinical trial in both Bardet‑Biedl syndrome and Alström syndrome. Based on these discussions with the FDA, we initiated this trial and started enrolling patients in December 2018.

We are also focusing on additional monogenic, upstream MC4 pathway deficiencies for which setmelanotide can function as replacement therapy and provide activation of the pathway downstream of the defect, promoting satiety and weight control. We have enrolled patients in Phase 2 proof of concept trials for POMC epigenetic disorders, and for POMC heterozygous deficiency obesity, for which we estimate our addressable population is approximately 4,000 patients in the

United States. For all of these patients, hyperphagia and obesity can have significant health consequences for which there is currently no approved treatment. We reported initial, preliminary results from these trials in June 2018, and plan to provide a further update for these indications early in 2019.

In addition to our development of setmelanotide, in April 2018, we announced that we had acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize T‑3525770, now called RM‑853. RM‑853 is a potent, orally available ghrelin o‑acyltransferase, or GOAT, inhibitor currently in preclinical development for Prader‑Willi Syndrome, or PWS. PWS is a rare genetic disorder that results in hyperphagia and early‑onset, life‑threatening obesity, for which there are no approved therapeutic options. RM‑853 is currently in pre‑clinical development. We anticipate filing an Investigational New Drug application, or IND, for RM‑853 with the FDA in 2020.

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

Our setmelanotide patent portfolio includes composition of matter patents for setmelanotide that expire in the United States in 2027, with possible patent term extension to 2032 under the Hatch‑Waxman Act. Additional patent coverage may be provided due to pending formulation patent applications, if such pending formulation applications were issued.

Our Strategy

Our goal is to be a leader in developing and commercializing targeted therapies for genetic deficiencies that result in life‑threatening metabolic disorders. The key components of our strategy are:

•

Rapidly develop setmelanotide for rare genetic disorders of obesity caused by MC4 pathway deficiencies. We are aiming to dramatically improve patient outcomes in severe obesity by targeting setmelanotide’s mechanism of action to the treatment of patients with genetically‑defined defects in the MC4 pathway. We are focusing setmelanotide clinical development on monogenic upstream genetic defects in which obesity is life‑threatening but where the downstream MC4 pathway is fully functional. We believe that focusing on these rare, life‑threatening conditions enables us to rapidly develop and commercialize setmelanotide using relatively small clinical trials.

•

Advance setmelanotide for POMC deficiency obesity and LEPR deficiency obesity as our first indications in upstream MC4 pathway deficiencies. We are currently evaluating setmelanotide for the treatment of six genetic disorders of obesity: POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity, and POMC epigenetic disorders. We have completed enrollment of the pivotal cohorts in our Phase 3 trials in POMC deficiency obesity and LEPR deficiency obesity, and plan to report initial data from these trials in the third quarter of 2019. We are working with the FDA, based on our Breakthrough Therapy designation, to prepare concurrent NDA filings for these two indications as part of an expedited path to approval for POMC deficiency obesity and LEPR deficiency obesity.

•

Advance setmelanotide for Bardet‑Biedl syndrome and Alström syndrome as our second set of indications in upstream MC4 pathway deficiencies.  We have demonstrated proof of concept in Bardet‑Biedl syndrome and Alström syndrome, indicating that these are also setmelanotide responsive, upstream MC4 pathway disorders. Based on these results, the FDA recently included these disorders under our existing Breakthrough Therapy designation for setmelanotide. In May 2018, we met with the FDA to discuss a combined pivotal Phase 3 clinical trial in both Bardet‑Biedl syndrome and Alström syndrome.

Based on these discussions with the FDA, we initiated this trial and started enrolling patients in December 2018.
•

Expand setmelanotide development to additional upstream MC4 pathway deficiencies, including POMC heterozygous deficiency obesity and POMC epigenetic disorders.  We believe we can leverage our experience with and mechanistic understanding of the MC4 pathway to advance development of setmelanotide for other upstream MC4 pathway deficiencies. We have an ongoing Phase 2 clinical trial that includes patients with these rare genetic disorders, and reported initial, preliminary results in these indications in June 2018. We continue to investigate other potential indications that may result from MC4 pathway deficiencies, in which we may study treatment with setmelanotide in the future.  Our Phase 2 studies are developed under “basket” protocols, which study a variety of different indications or patient populations administratively in one protocol, though each population is enrolled and analyzed separately.  This enables us to study more indications for the same compound with a reduced administrative and regulatory burden.

•

Commercialize setmelanotide for rare disease indications in core strategic markets. We are building upon our clinical development and research expertise in these diseases to further the understanding and identification of patients with rare genetic disorders of obesity in the broader health care community.  Our efforts, in combination with our Rhythm-sponsored genotyping initiatives, will help to drive: awareness of these disorders; suspicion among patients, providers and caregivers that individuals may be suffering from these disorders; and ultimately, genetic sequencing designed to support improved diagnosis.  Through partnership with key thought leaders, advocacy organizations, patients, and care givers, we will provide critical stakeholder education to build an integrated community dedicated to improving the ultimate treatment of these patients.

Ultimately, we intend to establish our own commercial sales and marketing organization in the United States and other core strategic markets. We expect that this sales organization will target physicians treating these rare genetic disorders of obesity, including pediatric and adult endocrinologists. We believe that building our own commercial operations will deliver a greater return on our product investment than if we license the rights to commercialize these products to third parties. We may also selectively establish partnerships in markets outside the United States for sales, marketing and distribution.

•

Leverage the broad experience of our team in clinical and commercial drug development, and product acquisitions. We will apply our team’s extensive experience in developing and commercializing innovative medicines to the development and launch of setmelanotide. We will apply similar expertise to advance our second product candidate, RM-853, from pre-clinical to clinical development.  In addition, we intend to identify and acquire new pipeline product candidates in related diseases. Our team is complemented by highly experienced external consultants and collaborators in the areas of drug discovery, development, manufacturing and regulatory approval.

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

Setmelanotide Development Targets: Upstream Deficiencies Affecting the MC4 Pathway

Epidemiology of Rare Genetic Disorders of the MC4 Pathway

Clinical Epidemiology

The figure below summarizes the indications on which we are focusing for the development of setmelanotide, including our clinical epidemiology estimates for the addressable patient populations within these indications.

*The patient numbers above are based on Company estimates from clinical publications.

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

Genetic Epidemiology Studies

We have estimated the patient populations for our rare genetic disorders of obesity primarily by identifying patients or by estimating from clinical epidemiology information. Another method to estimate the size of these ultra‑rare populations is by genetic epidemiology using newly available large genomic databases of either full genome or exome sequences. We have begun some substantial efforts, both directly and with collaborators, with a series of such databases. Much of our preliminary work has utilized a database of approximately 140,000 genomes, representative of the U.S. population. The results of this analysis were published in May 2018 in the Journal of Clinical Endocrinology and Metabolism, a leading journal in this field, which we believe validates the scientific and epidemiological importance of our findings.

The results from this effort have been supportive of our clinical epidemiological estimates, even when using conservative genetic epidemiology assumptions. The results support estimates of the number of patients in the United

States who are homozygous deficient in the POMC gene, which is one of the two genetic defects causing POMC deficiency obesity, and who are homozygous deficient in the LEPR gene, are at least as large, or larger than, our clinical epidemiology assumptions, as provided above. In addition, the estimates of patients who are homozygous deficient in the PCSK1 gene, which is the other genetic defect causing POMC deficiency obesity, may be substantially larger than our clinical epidemiology assumptions. Overall, our clinical epidemiology based estimates for POMC deficiency obesity (up to 500 U.S. patients including both POMC and PCSK1 gene disorders) and LEPR deficiency obesity (up to 2,000 U.S. patients) support up to 2,500 U.S. patients combined. Our preliminary genetic epidemiology estimates suggest a total of approximately 13,000 U.S. patients with these disorders, representing a 5‑fold increase in our clinical epidemiology based estimates.

We have already begun to expand our genetic epidemiology analysis into other genomic databases that contain patients with different demographics, and are actively working with a series of academic and industry collaborators. Our published data support that while individual mutations may cluster in specific demographic groups, these rare genetic disorders are seen widely across the demographic spectrum. The ongoing expansion of genomic data available in other forums also has the effect of supporting this effort. An important improvement in this effort will be working with data linked to phenotypic information to better characterize the genetic information we are analyzing.

We believe the separate analyses that we have completed using clinical epidemiology and genetic epidemiology provide a robust range of patient population estimates for these rare disorders. However, to be conservative, we reference the clinical epidemiology figures in our descriptions of our target indications.

Obesity Caused by Upstream Genetic Deficiencies Affecting the MC4 Pathway

We have completed four positive Phase 2 trials of setmelanotide that provide proof of concept for four upstream MC4 pathway genetic defects in which obesity is life‑threatening but the downstream MC4 pathway is fully functional: For POMC deficiency obesity, LEPR deficiency obesity, and Bardet‑Biedl syndrome, we estimate an aggregate addressable population of up to 5,000 people in the United States.  In addition, we estimate that Alström syndrome has an addressable patient population of up to 1,000 people worldwide.

POMC Deficiency Obesity

POMC deficiency obesity is an ultra‑rare genetic disorder, with severe, early onset obesity, defined here as a body mass index, or BMI, of greater than 40 kg/m2, and hyperphagia as hallmark clinical features. Patients with POMC deficiency obesity are extremely rare. There are approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we estimate that our addressable patient population for this disorder is approximately 100 to 500 patients in the United States, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency is often unavailable and rarely performed. However, our genetic epidemiological estimates are several times higher.  Most patients are not currently diagnosed and based on discussions with experts in rare diseases, we believe the number of diagnosed cases will increase several‑fold with increased awareness of this disorder and the availability of new treatments.

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

POMC deficiency is characterized by voracious infant feeding, rapid weight gain and severe obesity, often in early infancy, with patients demonstrating remarkable weight increases many standard deviations from the normal weight growth curves. These patients and their caregivers have attempted to stabilize body weight with the help of psychologists, nutritionists and pediatric endocrinologists, all without significant success. We have completed enrollment in the pivotal cohorts for our POMC deficiency obesity Phase 3 clinical trial, and expect to report initial Phase 3 data in the third quarter of 2019. Currently there are no approved or effective therapies for POMC deficiency obesity.

Leptin Receptor Deficiency Obesity

LEPR deficiency obesity is an ultra‑rare genetic disorder that causes hyperphagia and severe, early onset obesity. LEPR deficiency accounts for an estimated 1% of cases of severe, early onset obesity. Based on clinical epidemiology studies in small cohorts of patients with severe, early onset obesity, we estimate that our addressable patient population for this disorder is approximately 500 to 2,000 patients in the United States, through our genetic epidemiological estimates suggest the number may be moderately higher.

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

Like POMC deficiency obesity, patients with LEPR deficiency obesity exhibit hyperphagia and severe obesity from early childhood. LEPR deficiency is also associated with hypogonadism and reduced immune function. We have completed enrollment of the pivotal cohort for our LEPR deficiency obesity Phase 3 clinical trial, and expect to report initial Phase 3 data in the third quarter of 2019.  It is our intention to file our NDA for LEPR deficiency obesity concurrently with our NDA for POMC deficiency obesity, as enrollment of our pivotal cohort completed almost simultaneously.  Currently there are no approved or effective therapies for LEPR deficiency obesity.

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

Bardet‑Biedl syndrome is part of a class of disorders called ciliopathies, or disorders associated with the impairment of cilia function in cells. Cilia are hair‑like cellular projections that play a fundamental role in the regulation of several biological processes, including satiety signaling. Cilia dysfunction in the hypothalamus is thought to contribute to hyperphagia and obesity in Bardet‑Biedl syndrome. Bardet‑Biedl syndrome is a genetically heterogeneous disease that is caused by as many as 21 separate Bardet‑Biedl loci defects that result in a similar syndrome, though each Bardet‑Biedl syndrome patient only has one of these defects.

Recent scientific studies identify deficiencies affecting the MC4 pathway as a potential cause of the obesity and hyperphagia associated with Bardet‑Biedl syndrome and demonstrate that an MC4R agonist can directly impact these symptoms. Studies in mouse models of Bardet‑Biedl syndrome show that deficiencies in the MC4 pathway contribute to the obesity and hyperphagia in Bardet‑Biedl syndrome, with animals developing hyperphagic tendencies as early as 10 weeks of age. Notably, these mice have decreased leptin receptor signaling, with the essential hallmarks of failure to activate POMC neurons. The potential utility of MC4 agonists is also supported by studies in Bardet‑Biedl syndrome rodent models, where mice have responded to an MC4 agonist resulting in reduced food intake and body weight. We have demonstrated proof of concept in Bardet‑Biedl syndrome indicating that this is also a setmelanotide‑responsive, upstream MC4 pathway disorder. We reported preliminary Phase 2 results for Bardet‑Biedl syndrome in the fourth quarter of 2017, and updated the clinical status of these patients in the second quarter of 2018. We have had discussions with the FDA on a Phase 3 design and submitted a draft Phase 3 protocol for FDA review. The FDA has indicated that this Phase 3 trial will include both Bardet‑Biedl syndrome and Alström syndrome patients. We started to enroll patients in this Phase 3 trial in December 2018. Currently there are no approved or effective therapies for Bardet‑Biedl syndrome.

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

Alström syndrome is a ciliopathy caused by mutations in the ALMS1 gene, which has been shown to be important for cilia function. Like Bardet‑Biedl syndrome, recent scientific studies identify genetic deficiencies affecting the MC4 signaling pathway as a potential cause of the obesity and hyperphagia associated with Alström syndrome. Studies in a mouse model of Alström syndrome show a reduction in the number of cilia in specific neurons in the hypothalamus that are critical for MC4 pathway signaling. While Alström syndrome is less well studied than Bardet‑Biedl syndrome, the similar pathophysiology of cilial dysfunction and clinical presentation support that deficiencies in the MC4 pathway are implicated in the obesity and hyperphagia observed in Alström syndrome. We believe we have demonstrated proof of concept in our Phase 2 clinical trial in Alström syndrome and met with the FDA in May 2018 to discuss a combined pivotal Phase 3 clinical trial in both Bardet‑Biedl syndrome and Alström syndrome. Based on these discussions with the FDA, we initiated this trial and started enrolling patients in December 2018. Currently there are no approved or effective therapies for Alström syndrome.

Other Upstream Genetic Defects in the MC4 Pathway

In addition to POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome, there are other upstream, MC4 pathway deficiencies for which we believe setmelanotide may function as replacement therapy, including defects that partially modulate POMC activity, such as POMC heterozygous deficiency obesity and POMC epigenetic disorders.

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

We are also studying patients with other MC4 pathway gene heterozygous mutations, including patients with heterozygous mutations in genes such as LEPR and Bardet‑Biedl, as well as patients with heterozygous mutations in more than one gene in the MC4 pathway. For simplicity, in this prospectus we refer to the group of such heterozygous patients as patients with POMC heterozygous deficiency, but we will be transitioning to more general language, such as patients with Heterozygous Mutations in the MC4 Pathway, as more of these patients enter our Phase 2 trials.

It is thought that the obesity of patients with POMC heterozygous deficiency may have a broader spectrum of severity than POMC deficiency obesity. Therefore, our focus will be on the most severe of the POMC heterozygous deficiency obesity patients, with our estimate that only a small percentage of these patients will benefit from targeted therapy with substantial efficacy. As a result, we have initiated a Phase 2 proof of concept trial to confirm our hypothesis that the subset of patients with very severe POMC heterozygous deficiency obesity may be highly responsive to setmelanotide therapy. We have an ongoing Phase 2 clinical trial in POMC heterozygous deficiency obesity and reported initial, preliminary results in June 2018. There are currently no approved or effective therapies for POMC heterozygous deficiency obesity.

POMC Epigenetic Disorders

Recent scientific studies have identified patients with obesity due to a partial lack of MSH that is caused by epigenetic POMC variant. Given the recent discovery of these epigenetic disorders, there is currently no epidemiology data that defines the prevalence of POMC epigenetic disorders. However, we believe that these are rare disorders. Epigenetics implies DNA modifications, which can change gene expression without altering the DNA sequence itself. The most stable epigenetic modification is called DNA methylation. Recently, our academic collaborators in Berlin have described a POMC hypermethylation variant, which correlates with increased body weight in children and adults. Therefore, the presence of the POMC epigenetic variant leads to an increased risk of obesity based on reduced POMC gene activity. We expect that these patients under‑express the POMC gene product and as a result have a partial MSH deficiency. We have initiated a Phase 2 proof of concept trial to confirm our hypothesis that the subset of patients with very severe POMC epigenetic disorders may be highly responsive to setmelanotide therapy. We have an ongoing Phase 2 clinical trial in POMC epigenetic disorders and reported initial, preliminary results in June 2018. There are currently no approved or effective therapies for these disorders.

Other MC4 Disorders

Based on setmelanotide’s biochemical structure and mechanism of action, we believe setmelanotide has the potential to serve as replacement therapy for other rare genetic disorders of obesity which have pathophysiology upstream of the MC4 receptor.  We are conducting research activities to study which potential disorders tied to the pathway may benefit from setmelanotide therapy.  Our basket study protocols, which enable enrollment of new populations with disorders tied to the pathway, allow us to study new potential indications without the administrative and regulatory burden of initiating a separate clinical study de novo for each new indication.

Obesity Caused by Downstream Genetic Deficiencies Affecting the MC4 Pathway

MC4 Receptor Heterozygous Deficiency Obesity

MC4 Receptor, or MC4R, heterozygous deficiency is caused by the absence or loss of function of one genetic copy of the gene for MC4R. Consistent with POMC heterozygous deficiency, MC4R heterozygous deficiency results in a strong predisposition to early onset and severe obesity. MC4R heterozygous deficiency is the most common genetic cause of obesity. An epidemiological study performed in Europe in 2006 reported a prevalence of 2.6% of genetic defects in the MC4R gene in the obese population with a BMI of greater than 30 kg/m2, and studies performed in both Europe and the United States in 2000 and 2003, respectively, reported a prevalence of up to 4% of these genetic defects in more severely obese populations with a BMI of greater than 35 kg/m2. These prevalence rates suggest that there are approximately one million people in the United States with obesity caused by a mutation of the MC4R gene.

These patients have a higher risk than the general population for early onset obesity and complications such as diabetes. Furthermore, MC4R deficiency may offset the beneficial effects of diet and exercise for sustained weight loss, limiting treatment options for these individuals. There are currently no approved or effective therapies for MC4 heterozygous deficiency obesity.

While setmelanotide appears to show strong efficacy in a Phase 1b trial for the treatment of MC4R heterozygous deficiency obesity patients, it is downstream of where setmelanotide interacts with the MC4R, and we are currently focusing instead on genetic defects that are upstream of the MC4R. This is because we believe that many of these upstream genetic disorders cause even more severe, often life‑threatening obesity, and because setmelanotide has the potential to restore lost function in these upstream disorders, delivering more compelling efficacy.  We have conducted additional research that was published in Nature Medicine in May 2018, which suggests that a sizable number of individuals with obesity who carry MC4R mutations, and were previously assessed functionally normal, may respond to setmelanotide treatment. This may open the possibility of new indications for setmelanotide in the future.

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

We are supporting several initiatives to expand the diagnosis of genetic obesity, including a genotyping study, called GO‑ID, and a patient registry, called TEMPO.  The objective of GO-ID is to develop a screening algorithm for selecting patients to be genotyped and identified with POMC deficiency obesity and LEPR deficiency obesity, and to guide further genotyping efforts. We have expanded our panel of obesity‑related genes used in our GO‑ID study in the second half of 2018.  TEMPO is a commitment to understanding the ongoing impact and burden of disease on patients and their caregivers.  This registry facilitates enhanced understanding of these conditions in the medical community and builds upon ongoing collaborations with existing patient registries in syndromic conditions such as Bardet-Biedl syndrome.

We are also conducting genetic obesity epidemiology analysis of MC4 pathway genetic defects in a large representative sample of the U.S. population, and we expect to expand the genetic databases in our research efforts on an ongoing basis. The first results of this research were published in May 2018 in the Journal of Clinical Endocrinology and Metabolism, a leading journal in this field. An important improvement in this effort will be working with data linked to phenotypic information to better characterize the genetic information we are analyzing. In addition, we tested associations between BMI and loss of function mutation burden in various populations to further define the MC4 pathway and its potential impact on obesity, showing that the cumulative allele burden, or number of mutations along the MC4 pathway in a single individual, predisposes to more obesity.

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

Setmelanotide: A First‑in‑Class MC4R Agonist in Three Phase 3 Programs

Setmelanotide is a potent, first‑in‑class, MC4R agonist peptide administered by daily SC injection. Setmelanotide is in Phase 3 for the treatment of two rare genetic disorders of obesity caused by MC4 pathway deficiencies, and we have initiated a combined Phase 3 clinical trial in two additional rare genetic disorders. We also have an ongoing Phase 2 clinical trial in several other MC4 pathway disorders. MC4R modulates a key pathway in humans that regulates energy homeostasis and food intake.

The critical role of the MC4 pathway in weight regulation was validated with the discovery that single genetic defects in this pathway result in severe, early onset obesity. The first generation MC4R agonists were small molecules that failed in clinical trials primarily due to safety issues, particularly increases in blood pressure, as well as limited efficacy. Setmelanotide is a peptide that retains the specificity and functionality of the naturally occurring hormone that activates MC4R, with demonstrated efficacy and little, if any, signal of increases in blood pressure.  In total, more than 330 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated significant weight loss with good tolerability.

Clinical Development in Rare Genetic Disorders of Obesity Caused by MC4 Pathway Deficiencies

Setmelanotide is currently in Phase 3 development for POMC deficiency obesity and LEPR deficiency obesity, and we are initiating a combined Phase 3 trial for Bardet‑Biedl syndrome and Alström syndrome. We have completed enrollment in the pivotal cohorts for both our POMC deficiency obesity Phase 3 clinical trial and our LEPR deficiency obesity Phase 3 clinical trial. We expect to report initial Phase 3 data from these trials in the third quarter of 2019, and subsequently plan to file for regulatory approval for these two indications concurrently. We believe that we have demonstrated proof of concept in our Phase 2 clinical trial in Bardet‑Biedl syndrome and in Alström syndrome, and met with the FDA in May 2018 to discuss a combined pivotal Phase 3 clinical trial in both Bardet‑Biedl syndrome and Alström syndrome. Based on these discussions with the FDA, we initiated this trial and started enrolling patients in December 2018. We continue to study setmelanotide in these indications in Phase 2 development in long‑term extensions. We are also enrolling patients for the treatment of other rare monogenic disorders of obesity, including POMC and other heterozygous deficiency obesity, and POMC epigenetic disorders. We hypothesize that all of these disorders are genetically defined deficiencies upstream in the MC4 pathway.

We are enrolling patients in two very similar Phase 2 clinical trials, each of which is designed to capture a broad range of indications under one investigational protocol, or a basket study. We believe that we have demonstrated proof of concept both in Bardet‑Biedl syndrome and in Alström syndrome, indicating that these closely related syndromes are also setmelanotide‑responsive, upstream MC4 pathway disorders. We reported initial, preliminary results for POMC heterozygous deficiency obesity and POMC epigenetic patients in June 2018. We plan to provide a further update for these indications early in 2019. We have also completed a Phase 2 trial in PWS.

Based on FDA consultations to date, and the FDA granting Breakthrough Therapy designation for POMC deficiency obesity and LEPR deficiency obesity, and including Bardet‑Biedl syndrome and Alström syndrome under the existing Breakthrough Therapy designation for setmelanotide, we believe we can seek indications for obesity caused by upstream defects in the MC4 pathway with rapid paths to approval, as compared to typical obesity drug candidates, because of the high unmet need and rare prevalence of these disorders. We expect to use the results of our Phase 3 clinical trials of setmelanotide in POMC deficiency obesity and LEPR deficiency obesity, which will run concurrently, as the foundation for proceeding directly to approval for these indications.

We believe our data in POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome provide strong proof of concept that setmelanotide, when targeted for deficiencies affecting the upstream portion of the MC4 pathway, can provide compelling efficacy for weight loss and decrease in hunger. There are still several genes to explore that are involved in signaling upstream in the MC4 pathway, which although not a current focus, may provide opportunities for further research in the future.  Proof of concept for substantial weight loss in patients with downstream, heterozygous mutations of the MC4R gene itself has also been achieved in a small, four‑week, Phase 1b clinical trial. While these downstream defects are not our current area of focus, based on new scientific research, we believe there is evidence supporting the potential for substantial weight loss efficacy in a setting of a partially defective, downstream defect in the MC4 pathway, which impacts a significantly larger population.

Initial setmelanotide clinical trials were in patients with general obesity, which provided preliminary evidence of the safety and efficacy of the drug, and were the foundation for the Phase 2 trials in rare genetic disorders of obesity. In these trials, setmelanotide has generally achieved weight loss without adversely increasing blood pressure. These trials in the general obese population are described below.

The following table outlines our ongoing and planned setmelanotide trials in rare monogenic disorders of obesity.

Setmelanotide: Key Clinical Programs in Monogenic MC4 Pathway Disorders of Defined Obesity

	POMC Deficiency Pivotal	LEPR Deficiency Pivotal	POMC/LEPR Deficiency Proof of Concept	Other Populations Proof of Concept Basket Protocols(6)
Clinical trial phase...........................	Phase 3	Phase 3	Phase 2	Phase 2
Status...............................................	Enrollment completed 2Q2018	Enrollment completed 2Q2018	Initiated 2014, Completed 4Q2016 for these indications(5)	Initiated 2016(7)(8)
Treatment groups(1).........................	Setmelanotide(2)	Setmelanotide(2)	Setmelanotide	Setmelanotide
Number of patients.........................	10(3)	10(3)	2 POMC, 3 LEPR	20‑100(9)
Patient demographics.......................	Adult/pediatric POMC deficient(4)	Adult/pediatric LEPR deficient(4)	Adults/Adolescents	Adult/pediatric(4) Multiple indications: Bardet‑Biedl syndrome; Alström syndrome; POMC heterozygous deficiency obesity; POMC epigenetic disorders, and others
Duration of treatment.......................	52 weeks + Extensions	52 weeks + Extensions	12 weeks + Extensions	12 weeks + Extensions
Location...........................................	United States, Germany, Canada, United Kingdom, France, Belgium	United States, Germany, United Kingdom, France(10)	Germany	United States, Germany, United Kingdom, France

	Extension to ongoing Protocols	TEMPO Registry Study	BBS/Alström Syndrome Pivotal(16)	Natural History Study
Clinical trial phase...........................	Extension	Prospective Registry cohort	Phase 3	Natural History observational cohort
Status...............................................	Initiating 2H2018	Initiating 2H2018	First patients enrolled in December 2018	Initiated 4Q2017
Treatment groups(1).........................	Setmelanotide(11)	No treatment(14)	Setmelanotide	No treatment(14)
Number of patients.........................	Up to 100 patients(12)	Up to 1000 patients	At least 20 BBS At least 6 Alström	10‑20
Patient demographics.......................	Any patient completing another setmelanotide clinical protocol(13)	Various(15)	Adult/Pediatric	Adult/pediatric(17) Patients with POMC or LEPR deficiency obesity
Duration of treatment.......................	Multi‑year Extensions	Open ended	52 weeks + Extensions	Up to 5 years
Location...........................................	Initiating in multiple countries	Initiating in multiple countries	To be determined	To be determined

(1)	Setmelanotide, administered as once daily SC injection study.
(2)	These trials include a placebo controlled, double‑blind withdrawal period.
(3)

Approximately 10 POMC deficiency obesity and 10 LEPR deficiency obesity patients will be included in the pivotal cohort for each trial, but in agreement with the FDA, additional patients can be recruited who will not have reached one year of treatment at the time of NDA.

(4)

POMC deficiency includes homozygous deficiency in either the POMC or PCSK genes; pediatric patients ≥ six years are currently being studied, though it is likely that the lower age pediatric patients will have less than one year of treatment at the time of NDA filing. We expect to enroll pediatric patients in our LEPR deficiency obesity pivotal trial starting in 2019, and similarly for basket protocols.

(5)	This trial will continue as a basket protocol and study additional indications.
(6)	Basket protocols study a variety of different indications or patient populations administratively in one protocol, though each population is enrolled and analyzed separately.

(7)

One of our proof of concept basket protocols was originally the Phase 2 trial for POMC deficiency obesity and LEPR deficiency obesity initiated in Germany in 2016 and provided proof of concept in these indications. This trial was later amended in 2016 to include other MC4 pathway disorders. Our second basket protocol is open, or is being opened in other geographical locations (United States 2016; United Kingdom, France in 2017).

(8)

We have enrolled patients into the basket study who are diagnosed with POMC epigenetic disorders, as well as patients with POMC and other MC4 pathway gene heterozygous mutations, and anticipate additional indications for study possibly in 2019.

(9)	We plan to study a larger number of patients with other MC4 pathway indications, such as heterozygous and epigenetic patients, indications with potentially more complexity.
(10)	We have ongoing trials approved in the United States, Germany, United Kingdom, France and the Netherlands, and other countries may be included.
(11)	All patients will receive open label setmelanotide in the extension protocol.
(12)

It is anticipated that all patients in any setmelanotide treatment protocol will be transferred over to the extension protocol for long‑term follow‑up after completing a minimum one year of treatment in another setmelanotide treatment protocol.

(13)	Only patients who have been in another setmelanotide treatment protocol can enter an extension.
(14)	Patients in the TEMPO registry and Natural History study will not receive treatment.
(15)

Individual subjects enrolled in this registry will need to meet both (1) phenotypic, or BMI, and (2) genotypic entry criteria that fit a working definition of extreme obesity associated with confirmed or putative MC4R pathway genetic variants.

(16)

Phase 3 protocol details for the combined Bardet‑Biedl syndrome/Alström syndrome have been agreed with the FDA.  The study includes a short randomized, placebo‑controlled period for study validation.  The Primary endpoint will be percent of subjects achieving 10% weight loss from baseline, the same as the endpoint for POMC deficiency obesity and LEPR deficiency obesity pivotal trials.

(17)	Patients six years of age may be enrolled in our studies.

Setmelanotide: Clinical Development Program in Genetically Defined Obesity

Phase 2 Clinical Development in POMC Deficiency Obesity

We have completed a Phase 2 proof of concept, open label clinical trial, Study RM‑493‑011, in two patients with POMC deficiency obesity in which these patients have been treated with setmelanotide for more than two years, resulting in profound reductions of hyperphagia and body weight, with good tolerability. The patients in this trial have provided proof of concept for the compelling effect of setmelanotide in this disorder. We are close to completing enrollment in the pivotal cohort of patients in our Phase 3 trial for this indication. The results of the Phase 2 trial were published in July 2016 in the New England Journal of Medicine, which we believe validates the scientific and clinical importance of our Phase 2 findings, and the accompanying editorial described the trial as demonstrating impressive hunger reduction and weight loss as well as improved insulin sensitivity. A brief update on these patients was also included in a publication in Nature Medicine in May 2018.

The first setmelanotide‑treated patient was a 20‑year‑old woman, who at three months of age experienced the onset of obesity and hyperphagia. In spite of enormous efforts, the patient was never able to stabilize her body weight, except for brief periods, and she has remained hyperphagic. Ahead of our trial, the patient’s self‑reported trial hunger score was eight to nine out of 10 points, representing extreme hunger. She was entered into the trial at adulthood because of her severe obesity, with a baseline weight of 155 kg, or 341.7 lbs., and a BMI of 49.8 kg/m2, and significant risk of comorbidities and a reduced life expectancy.

The trial, initially a 13‑week, open label, ascending dose Phase 2 trial, was approved by the German Federal Institute for Drugs and Medical Devices, with open‑label one‑year extensions, and was planned to include approximately four to six patients with genetically confirmed POMC deficiency obesity. After efficacy‑gated dose escalation, aiming for weekly weight loss of approximately two kg, or 4.4 lbs., the primary endpoint was weight loss, with other key endpoints including hunger score, body composition, insulin and glucose parameters, metabolic and cardiovascular risk factors, energy expenditure and general safety and tolerability.

After 13 weeks of therapy, with approximately the first four weeks at sub‑therapeutic doses, our initial patient demonstrated weight loss of 25.8 kg, or 56.9 lbs., representing 16.7% of her initial body weight, with approximately two to three kilograms per week of weight loss demonstrated at the highest 1.5 mg/day dose. Hunger scores, measured using a Likert score of zero to 10, where zero represents no hunger and 10 represents extreme hunger, mirrored the rate of weight loss, moving from scores of eight to nine prior to our trial to zero to one, as the patient was treated with increasing doses of setmelanotide. After termination of the 13‑week main trial, the patient underwent a three‑week withdrawal period off drug and regained 4.8 kg, or 10.6 lbs., with a return to moderate to severe hunger. Following approval to restart setmelanotide treatment, there was an immediate reduction of hunger and subsequently a continuation of body weight loss. This patient was on continuous treatment for 106 weeks, with a total weight loss of 65.6 kg, or 144.6 lbs., representing 42.3% of her initial body weight. There was no apparent difference in the rate of weight loss during the initial extension phase versus the main trial, however over time, the rate of weight loss has slowed, though this patient has continued to lose weight. The patient’s need for continued therapy was supported by a short period of withdrawal after the patient had been treated for over one year. Reducing her daily dose from 1.5 mg/day to 1.0 mg/day resulted in an increase in her hunger scores from one to two points to four to five points, resulting in the patient requesting to be returned to her 1.5 mg/day dose, after which her hunger scores returned to one to two points. This data supports the physiological prediction that pharmacological treatment for this condition to suppress hunger will be required chronically. After approximately 106 weeks of treatment, her dose was reduced to 1 mg/day, and while her weight remained stable from week 106 to approximately week 130, her hunger scores increased to three to four points on the lower dose before returning to two points.

The results for this patient are shown in the figure below.

The Clinical Course of the Initial Patient in the Setmelanotide POMC Deficiency Obesity Phase 2 Trial through Week 118(1)

*             Figures represent cumulative weight lost in kgs through approximately 118 weeks of treatment.  See text for additional details.

(1)           Daily setmelanotide dose adjustments over time are indicated at the top of the panel.

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

After 42 weeks of therapy at the 1.5 mg/day dose, our second patient demonstrated weight loss of 40.6 kg, or 89.5 lbs., representing 26.6% of her initial body weight, with approximately two to three kilograms per week of weight loss demonstrated initially. Hunger scores, measured using a Likert score of zero to 10, where zero represents no hunger and 10 represents extreme hunger, mirrored the rate of weight loss, with scores moving from nine prior to the trial to one on most weeks during the trial, as the patient was treated with increasing doses of setmelanotide. Similar to the initial patient, setmelanotide demonstrated an improvement in insulin resistance during treatment in our second POMC deficiency obesity patient. This patient continued on active treatment for 64 weeks on therapy and her weight stabilized at a weight loss of 40.5 kg, or 89.3 lbs. However, a non‑serious febrile infection made an increase of the hydrocortisone treatment necessary. Due to a misunderstanding, this planned temporary elevated dosage of hydrocortisone was not returned to her basal dose of hydrocortisone after a few days as planned; as a result, her hunger feelings started to increase, with an associated increase in hunger score to 7 points, followed by weight gain. After adaptation of the hydrocortisone dosage during her next visit, the hunger feeling and weight decreased again and she has continued on treatment for 100 weeks in total.

The Clinical Course of our Second Patient in the Setmelanotide POMC Deficiency Obesity Phase 2 Trial through Week 64(1)

*             Figures represent cumulative weight lost in kgs through approximately 64 weeks of treatment.  See text for additional details.

(1)           Daily setmelanotide dose adjustments over time are indicated at the top of the panel.

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

The results from the initial patients in our POMC deficiency obesity proof of concept trial are compelling, but these data have limitations due to open label treatment. However, the strong treatment effect is supported by these patients’ long histories of weight gain and hyperphagia prior to treatment, and a strong dose response in the dose escalation phase. More importantly, the biology of this disorder has been well studied, and the clinical responses in these patients were strongly predicted by the deep understanding of the role of the MC4 pathway in appetite and weight regulation. The interruption of treatment effectively allowed the first patient to serve as her own control, demonstrating an immediate and rapid increase in hunger and weight after a short‑term treatment withdrawal, and a rapid response to re‑treatment, thereby further demonstrating the strong effect of setmelanotide. The greater than two years of treatment of our first patient, and the greater than one year of treatment for our second patient also support the ability of setmelanotide to be effective for longer treatment periods. Finally, our data supports that this indication will require chronic treatment.

Most importantly, this initial proof of concept data provides support for the belief that setmelanotide will restore activity in patients with upstream defects in the MC4 pathway, by helping patients lose weight and reduce hyperphagia. This was further supported by our other proof of concept results in MC4 pathway rare genetic obesities, such as LEPR deficiency obesity, Bardet-Biedl syndrome and Alström syndrome. Similarly, we would expect efficacy in other upstream MC4 pathway genetic disorders, others of which are under study in Phase 2 proof of concept trials.

Phase 3 Clinical Development in POMC Deficiency Obesity

After discussions with the FDA as part of our Breakthrough Therapy designation, we initiated our Phase 3 trial in POMC deficiency obesity in January 2017, Study RM‑493‑012. This is an open label, one‑year trial, including a double‑blind placebo‑controlled withdrawal period, of setmelanotide in POMC deficiency obesity. This pivotal trial is assessing long‑term efficacy of setmelanotide given once daily by SC injection. The trial begins with an initial period of dose titration lasting between two and 12 weeks where the individual patient’s therapeutic dose will be established by upwards dose titration in two week intervals. Thereafter, patients will continue on active treatment at their individually titrated optimal therapeutic dose for an additional 10 weeks, for a total combined dosing duration of 12 weeks at the individual patient’s therapeutic dose. Patients who demonstrate at least five kilograms weight loss at the end of the open label treatment period will continue onto the double‑blind, variably‑timed, placebo‑controlled, withdrawal period lasting eight weeks inclusive of a four‑week period of placebo treatment. Following the withdrawal period, all patients will complete an additional period of setmelanotide treatment to bring the total therapeutic dosing period to approximately one year.

Based on discussions with the FDA, we plan to file an NDA with the FDA based on approximately one-year data from a pivotal cohort of 10 patients in this trial. We also are enrolling supplemental patients who may not complete one year of treatment at the time of NDA filing, including patients between six and eleven years of age under the implementation of a pediatric amendment, to provide additional important data regarding the use of setmelanotide in people living with POMC deficiency obesity.  The primary endpoint of the trial will be a categorical analysis of responders for weight, defined as patients achieving a 10% change from baseline, with mean percentage change in weight from baseline as the key secondary endpoint. Hunger-related endpoints are also key secondary endpoints in the study.  Other secondary endpoints are safety and tolerability, change in body fat mass and glucose parameters, and the effect of withdrawal of setmelanotide in the double‑blind, placebo controlled period. We have also obtained Scientific Advice from the European Medicines Agency, or EMA, in relation to the protocol for this trial, which is currently enrolling in the United States, United Kingdom, Germany, France and Belgium.

We have completed enrollment of the pivotal cohort in June 2018 and we expect to report initial Phase 3 data from this pivotal trial in the third quarter of 2019.

Phase 2 Clinical Development in LEPR Deficiency Obesity

Leptin’s role in obesity has been elucidated by characterization of severely obese people with homozygous mutations that impair the activity of leptin, including disruption of signaling at the LEPR, known as LEPR deficiency obesity. To study setmelanotide in this indication we initially amended our Phase 2 clinical trial in POMC deficiency obesity, Study RM‑493‑011, to also include this new and related genetically defined population of severely obese patients. We then completed this part of the Phase 2 proof of concept, open label clinical trial in patients with LEPR deficiency obesity by treating three patients in this trial, who demonstrated weight loss and hunger reduction as outlined below.  The results of this trial were published in May 2018 in Nature Medicine, which we believe validates the scientific and clinical importance of our Phase 2 findings.

Results from treatment with setmelanotide in these three LEPR deficiency obesity patients are available. The first LEPR deficiency obesity patient was a 23‑year old male, who experienced early onset of obesity and hyperphagia. After little success in controlling his weight, he underwent, and failed, a gastric banding procedure, and had regained over 20 kg in the last year since his procedure. Ahead of our trial, the patient’s self‑reported trial hunger score was nine out of 10 points, representing extreme hunger, and his weight and BMI at trial entry were 130.6 kg, or 287.9 lbs., and 39.9 kg/m2, respectively. After initiation and upwards dose titration over 13 weeks of setmelanotide treatment, the patient demonstrated prompt and striking reductions in appetite and body weight with a total loss of 17.5 kg body weight, representing 13.4%

of his initial body weight. Hunger scores decreased from nine points at baseline to one to two points at 13 weeks. With continued treatment for 26 weeks, the patient lost 28.2 kg, or 62.2 lbs., representing 21.6% of his initial body weight, and during that interval, he had a hunger score of one to two. Subsequently, on this dose, his weight has remained stable over an additional 35 weeks, with total weight loss of 25.1 kg or 55.3 lbs., representing 19.2% of his initial body weight over the 61 weeks of treatment. The weight loss was predominantly caused by a reduction in body fat and resting energy expenditure stayed stable during this period. This patient also had pre‑trial insulin levels that were elevated as examined by an oral glucose tolerance test, as were glucose values, demonstrating insulin resistance. These values improved with setmelanotide treatment. Notably, there was also an improvement in the patient’s lipid profile over 13 weeks of setmelanotide treatment. Setmelanotide was generally well tolerated in this LEPR deficiency obesity trial.

The Clinical Course of our Initial Patient in the Setmelanotide LEPR Deficiency Obesity Phase 2 Trial through Week 49(1)

*             Figures represent cumulative weight loss in kgs through approximately 49 weeks of treatment.  See text for additional details.

(1)           Daily setmelanotide dose adjustments over time are indicated at the top of the panel.

The second LEPR deficiency obesity patient is a 22‑year old male who also experienced early onset of obesity and hyperphagia. His growth curve since infancy demonstrated early onset, severe obesity that had continued through his whole life, with little ability to control his weight gain. Ahead of our trial, the patient’s self‑reported trial hunger score was nine to ten out of ten points, and his weight and BMI at trial entry were 122.1 kg, or 269.2 lbs., and 40.7 kg/m2, respectively. He was treated with setmelanotide and his dose was escalated up to 1.5 mg once daily with only modest effects on weight and hunger scores. However, when he was advanced to 2 mg once daily, he demonstrated prompt and striking reductions in appetite and body weight. After 17 weeks, including 11 weeks on his therapeutic dose of 2 mg/day, he had lost 9.6 kg, or 21.2 lbs., representing 7.9% of his body weight, and his hunger score dropped to two to three points. By 36 weeks of total treatment, he had lost 13.9 kg, or 30.6 lbs., representing 11.4% of his body weight. Despite good tolerance of treatment and this marked weight loss, the patient still felt dissatisfaction at the rate of weight loss and independently discontinued his setmelanotide administration for approximately 2 weeks. During this time he regained 5.2 kg or 11.5 lbs., and his hunger score increased to nine out of ten points, or severe hunger. The patient reported that he felt hungry every hour, and was struggling to control his appetite. As a result, treatment was re‑initiated at the 2 mg dose, and was then increased to 2.5 mg per day with the goal of accelerating his weight loss. As a result, he demonstrated a significant reduction in hunger, with his hunger score decreasing from nine to two out of ten points, and a reduction in body weight. The patient remains on treatment with good tolerability. This patient had few metabolic abnormalities at baseline, but he was hyperinsulinemic as examined by an oral glucose tolerance test. After 13 weeks of treatment, the hyperinsulinemia started to improve and the blood glucose levels during the oral glucose tolerance test normalized.

Our Second and Third Patients in the Setmelanotide LEPR Deficiency Obesity Phase 2 Trial(1)

*             Figures represent cumulative weight loss in kgs; further details are in the text.

*             Figures show patient data only during weeks in which patients were in compliance with the trial protocol.

(1)           Daily setmelanotide dose adjustments over time are indicated at the top of the panel.

The third LEPR deficiency obesity patient is a 14‑year‑old female adolescent, and the first adolescent patient treated with setmelanotide. Her growth curve since infancy demonstrated early onset, severe obesity her whole life, with little ability to control her weight gain. Ahead of our trial, the patient’s self‑reported trial hunger score was nine out of 10 points, and her weight and BMI at trial entry were 120.4 kg, or 265.4 lbs., and 44.2 kg/m2, respectively. The patient lost 10 kg, or 22 lbs., representing 8.3% of her body weight, and her hunger score reduced to five out of 10 points in the first 13 weeks on a dose of 1.5 mg per day. Before and during treatment, the patient exhibited behavior that compromised compliance with the treatment regimen. This manifested as a misunderstanding that led her to perform the injections late in the afternoon and at an incorrect, lower dosage of 1.0 mg setmelanotide. Considering that we have noted a dose threshold for therapeutic benefit and SC setmelanotide injections have a 10‑ to 12‑hour half‑life, we concluded that the combination of a lower dose and the occurrence of the highest drug concentration at night most likely precipitated an interval of weight regain. In support of this explanation, her feeling of hunger was reduced during the night but started to increase during the day. Eventually, these errors were reported and corrected. Following such correction, careful monitoring was instituted to ensure that the patient performed the injections in the morning as instructed, leading again to reduced hunger.

This trial provides the second proof of concept for the effectiveness of setmelanotide in patients with upstream defects in the MC4 pathway, showing marked weight reduction and decreases in hunger in patients with LEPR deficiency obesity. In addition, the efficacy of the drug correlates well with periods of setmelanotide treatment and withdrawal, as in POMC deficiency obesity. Based on this proof of concept for the compelling efficacy of setmelanotide in this disorder, and the FDA granting of Breakthrough Therapy designation, we transitioned the LEPR development program to Phase 3.

Phase 3 Clinical Development in LEPR Deficiency Obesity

Our LEPR deficiency obesity development program is now in Phase 3. We have completed enrollment of the 10 patients in the pivotal cohort in the second quarter of 2018 and we expect to report initial Phase 3 data from this pivotal trial in the third quarter of 2019. This is an open label, one‑year trial, including a double‑blind placebo‑controlled withdrawal period, of setmelanotide in LEPR deficiency obesity. This pivotal trial will assess long‑term efficacy of setmelanotide given once daily by SC injection in LEPR deficiency obesity, and is planned to be of very similar design to the Phase 3 ongoing trial in POMC deficiency obesity. The trial begins with an initial period of dose titration lasting between two and 12 weeks where the individual patient’s therapeutic dose will be established by upwards dose titration in two‑week intervals. Thereafter, patients continue on active treatment at their individually titrated optimal therapeutic dose for an additional 10 weeks, for a total combined dosing duration of 12 weeks at the individual patient’s therapeutic dose. Patients who demonstrate at least five kilograms weight loss at the end of the open label treatment period will continue onto the double‑blind, variably‑timed, placebo‑controlled, withdrawal period. Following the withdrawal period, all patients will complete an additional period of setmelanotide treatment to bring the total therapeutic dosing period to approximately one year.

We have completed enrollment of the pivotal cohort of 10 patients in this trial, aged 12 years and older. We also are enrolling supplemental patients, who may not complete one year of treatment at the time of NDA filing, including patients between six and eleven years of age under the implementation of a pediatric amendment, to provide additional important data regarding the use of setmelanotide in people living with LEPR deficiency obesity.

Completion of enrollment for the pivotal cohort in this Phase 3 trial was contemporaneous with completion of enrollment for our POMC deficiency obesity pivotal trial, and so we are planning to file an NDA for each of these indications concurrently.

The primary and key secondary endpoints will be identical to those for our POMC deficiency obesity pivotal trial. This trial is currently being conducted in the United States, the United Kingdom, France, Netherlands, and Germany. Based on the FDA granting Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin‑melanocortin pathway, which includes the LEPR deficiency obesity indication, we believe we can seek indications for this type of obesity with a faster path to approval, as compared to typical obesity drug candidates, because of the high unmet need and rare prevalence of this disorder.

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

The role of abnormal cilia development and function in obesity has been elucidated in animal models, most strongly for Bardet‑Biedl syndrome. Studies in mouse models of Bardet‑Biedl syndrome show that deficiencies in the MC4 pathway contribute to the obesity and hyperphagia in Bardet‑Biedl syndrome, with animals developing hyperphagic tendencies early in life. Notably, these mice have decreased leptin receptor signaling, with the essential hallmarks of failure to activate POMC neurons. This is supported in Bardet‑Biedl syndrome rodent models, where the mice respond to an MC4 agonist resulting in reduced food intake and body weight. The relation of Bardet‑Biedl syndrome gene mutations to the MC4 pathway is supported by clinical data. Patients with Bardet‑Biedl syndrome have higher leptin than expected for their degree of adiposity, or leptin resistance, which is consistent with the notion that ciliopathy‑induced leptin signaling dysfunction is associated with leptin resistance.

Overall, these data support that the phenotypes of these ciliopathies, while complex with additional clinically important features along with obesity and hyperphagia, may be responsive to setmelanotide treatment, and will be investigated in our proof of concept Phase 2 trial.

We are studying Bardet‑Biedl syndrome patients who are severely obese, and have provided proof of concept that Bardet‑Biedl syndrome patients will also demonstrate decreased hunger and significant weight loss, similar to that seen in patients with POMC deficiency obesity, or LEPR deficiency obesity. We have enrolled the first five patients in this trial, have reported preliminary results for these patients in a presentation at the Obesity Week 2017 meeting, and updated the clinical status of these patients in June 2018. In the second quarter of 2018, the FDA agreed to include Bardet‑Biedl syndrome under our existing Breakthrough Therapy designation for setmelanotide. We have had ongoing discussions with the FDA regarding a Phase 3 trial and initiated this trial and began to enroll patients in December 2018. The FDA has indicated that this Phase 3 trial will include both Bardet‑Biedl syndrome and Alström syndrome patients.

For the Phase 2 trial, additional assessments of hunger using daily hunger scores and questionnaires were also obtained. We are using these new assessments in all our ongoing Phase 2 and Phase 3 trials and for future trials. These new assessments are as follows:

•

Daily Hunger Scores. In addition to our morning assessment of hunger, as performed in the Phase 2 trials in POMC deficiency obesity and LEPR deficiency obesity, we are also obtaining a daily hunger score rating in response to the question: “In the last 24 hours, how hungry did you feel when you were the most hungry?” Patients are asked to give a response that is measured on a scale of 0‑10, whereby 0 points signifies “not hungry at all” and 10 points indicates the patient feels his or her “hungriest possible.”

•

Questionnaires. For patients 16 years of age and younger, we are using two observer related questionnaires as exploratory endpoints. These questionnaires are completed by the patient’s parent or other caregiver.

•

The Food Problem Diary, or FPD, is based on food‑related behaviors. This questionnaire was adapted from a similar questionnaire that was used with patients with Prader‑Willi syndrome. The questionnaire is rated on a 30‑point scale where 30 points is strong evidence of hyperphagia and 0 points is evidence of no hyperphagia. The best possible response therefore is 0 points.

•

The Significant Event Questionnaire, or SEQ, counts events not typically seen in this population, such as a patient leaving food on his or her plate at a meal. This questionnaire consists of eight “yes” or “no” questions. The best possible response is 8 points, since this questionnaire tracks events and behavior not typically seen in patients with MC4 pathway disorders. In contrast with other score scales, a higher score in this hunger assessment category represents improvement, and thus, the results are plotted in reverse scale and downward trends indicate improvement.

We believe that proof of concept in Bardet‑Biedl syndrome has been demonstrated by improvements in hunger and weight reduction, supporting that this is a setmelanotide‑responsive, MC4 pathway disorder. The age of the patients ranged from 12 to 61 years. The starting weights of the patients ranged from 51.3 to 162.7 kg and BMI ranged from 37 to 51. The starting hunger scores for the adult patients ranged from 6 to 9 points on the 10‑point scale, with higher scores indicating more hunger and the SEQ scores for the two adolescent patients were 1, and 2 for a third adolescent patient.

Description of the Nine Bardet‑Biedl patients in the Phase 2 Proof of Concept study

Patient Number	Age (yrs)	Bardet‑Biedl Type	Starting Weight (kg)	Starting BMI	Starting Hunger Score
1.....................................................	25	1	147.5	44	Most hungry score = 9
2.....................................................	61	2	99.4	44	Most hungry score = 7
3.....................................................	16	10	121.6	44	FPD = 6/ SEQ = 1
4.....................................................	17	12	98.3	42	Most hungry score = 6
5.....................................................	12	1	119.3	49	FDP = 15/SEQ = 1
6.....................................................	16	5	122.3	43	Most hungry score = 9
7.....................................................	14	4	88.6	37	Most hungry score = 7
8.....................................................	13	*	51.3	51	FPD = 9 / SEQ = 2
9.....................................................	31	1	162.7	48	Most hungry score = 6

Three patients with Bardet‑Biedl syndrome type 1 mutations and one each with Bardet‑Biedl syndrome types 2, 4, 5, 10, 12 mutations and one patient with a BBS mutation that was not established were enrolled. Total treatment durations lasted between 41 and 65 weeks. Six of the nine patients showed clinically important, marked weight loss of 27.0 kg, 14.1 kg, 24.2 kg, 13.7 kg, 13.7 kg and 21.2 kg, or 59.5 lbs., 31.1 lbs., 53.4 lbs., 30.2 lbs., 30.2 lbs. and 46.7 lbs. respectively, and a decrease of 18.3%, 14.2%, 19.9%, 11.2%, 15.5% and 21.6%, respectively. Hunger scores were reduced by 44.4%, 85.7%, 100.0%, 66.0%, 21.0% and 66.7%, respectively, in these six patients. Summary of the data is shown below and with six out of nine patients showing efficacy of > 10% weight loss supported moving into phase 3.

Summary of the Phase 2 data for Our Six Patients in the Setmelanotide Bardet‑Biedl Syndrome Phase 2 Trial who showed improvements in both weight and hunger

Bardet‑Biedl Patient Number	Weight loss (kg)	Weight loss (lbs.)	Weight loss (%)	Decrease in hunger score (%)
1...........................................................	27.0	59.5	18.3%	44.4%
2...........................................................	14.1	31.1	14.2%	85.7%
3...........................................................	24.2	53.4	19.9%	100.0%
4...........................................................	21.2	46.7	21.6%	66.7%
6...........................................................	13.7	30.2	11.2%	66.0%
7...........................................................	13.7	30.2	15.5%	21.0%
Mean.....................................................	19.0 kg	41.9 lbs.	16.8%	64.0%

For six of the nine Bardet‑Biedl syndrome patients who responded to treatment with setmelanotide, mean weight loss reached 16.8% of body weight, and mean hunger decreased by 64.0%. The time course of individual patient weight loss and hunger scores for these four patients who were treated for longer-term duration (50-65 weeks) are shown below.

Patients in the Setmelanotide Bardet‑Biedl syndrome Phase 2 Trial who showed improvements in both weight and hunger(1)(2)(3)

*Figures represent cumulative weight lost in kgs

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

(3)Data as of August 2018.

The fifth patient, a patient with a Bardet‑Biedl syndrome type 1 mutation, showed marked improvement in hunger scores with a 53.3% decrease, but did not demonstrate any body weight change after 33 weeks on treatment, including a final 12‑week test period on 3.0 mg daily. However, the weight curve for this patient indicated a slowing of prior childhood weight gain upon treatment with setmelanotide, as indicated with an arrow in her pediatric growth chart, below. This patient was a 12‑year‑old with Type 1 diabetes who entered the trial with extremely poor glucose control, with an average blood sugar level, or HbA1c, of 10.1%. We have been investigating the reason for the inconsistency between her improvement in hunger and lack of weight loss. During her treatment, her HbA1c showed an improvement to 7.6%. Following treatment discontinuation, the patient gained 5.9 kg, appetite and hunger returned to baseline levels and HbA1c increased to 11.7%.

Overall setmelanotide was generally well tolerated in all patients in this Bardet‑Biedl syndrome Phase 2 proof of concept study.  Adverse events associated with setmelanotide treatment included increased pigmentation of the skin/nvi and mild injection site reactions.  No discontinuations were due to adverse events.  No serious adverse events were reported in BBS patients.  No clinically significant detrimental changes in blood pressure or heart rate have been reported.

Phase 2 Proof of Concept Study of Patients with Alström Syndrome

We are conducting a Phase 2, proof of concept trial in Alström syndrome, which is a life‑threatening, ultra‑rare orphan disease with a prevalence of approximately one in 1,000,000 in North America and we estimate that the addressable patient population for Alström syndrome obesity is approximately 500 to 1,000 patients worldwide. Alström syndrome shares many clinical features with Bardet‑Biedl syndrome, including obesity and hyperphagia, and is also characterized by progressive vision loss, deafness, congestive heart failure, hyperinsulinemia and type 2 diabetes mellitus. Similarly,

Alström syndrome is a ciliopathy caused by mutations in the ALMS1 gene, which has also been shown to be important for cilia function. Like Bardet‑Biedl syndrome, recent scientific studies identify genetic deficiencies affecting the MC4 signaling pathway as a potential cause of the obesity and hyperphagia associated with Alström syndrome. Studies in a mouse model of Alström syndrome show a reduction in the number of cilia in specific neurons in the hypothalamus that are critical for MC4 pathway signaling. While Alström syndrome is less well studied than Bardet‑Biedl syndrome, the similar pathophysiology of cilial dysfunction and clinical presentation support that deficiencies in the MC4 pathway are implicated in the obesity and hyperphagia observed in Alström syndrome. Therefore, we hypothesize that setmelanotide treatment can be applied to treat Alström syndrome.

We are studying Alström syndrome patients who are severely obese. We believe, our initial proof of concept data, shown below, demonstrates that Alström syndrome patients may also experience decreased hunger and significant weight loss similar to that seen in patients with POMC deficiency obesity, LEPR deficiency obesity, or Bardet‑Biedl syndrome. We have enrolled patients in this trial and have updated the clinical status of these patients in June 2018. The FDA has also recently included Alström syndrome under our existing Breakthrough Therapy designation. As mentioned for Bardet‑Biedl syndrome, we have had ongoing discussions with the FDA regarding a Phase 3 trial and initiated this trial and started to enroll patients in December 2018. The FDA has indicated that this Phase 3 trial will include both Bardet‑Biedl syndrome and Alström syndrome patients.

As of October 2018, four Alström syndrome patients have been treated with setmelanotide in the Phase 2 study.  The age of the patients range from 12 to 21 years.  The starting weights of the patients range from 70.7 to 108.1 kg and BMI ranged from 28 to 47.  The starting hunger scores for the adult patients ranged from 2 to 7 points on the 10-point scale.

The initial Alström syndrome patient in our Phase 2 clinical trial was a 12‑year‑old male, starting weight of 78.6 kg, or 173.2 lbs., with a BMI of 28.2 kg/m2 (above the 98th percentile for his age). At baseline, his initial “worst hunger” score was 5.5 points, and his morning hunger score was 5 points. As of October 2018, this patient has been treated for 56 weeks including titration, most of that time on a dose of 2 mg/day. During the course of 56 weeks of treatment, he experienced weight loss of 16.4 kg, or 36.2 lbs., which represented a 20.9% weight loss and a 45.5% decrease in hunger. Clinical assessment by the Dykens hyperphagia questionnaire, another instrument also collected in this patient only, demonstrated a baseline of 31 out of 55 possible points, which improved to 11 points, or a 64.5% improvement in hyperphagia. Because his body weight was approaching ideal body weight, and he is a growing child, his dose was reduced to 1.5 mg/day, at 32 weeks and 0.5 mg six days/week at 50 weeks, with stabilization of his weight.

Alström Patient #1
12 yr old male
Starting Weight = 78.6 kg
Starting BMI = 28.2 kg/m2 (98%-ile)
Starting Hunger Score = 5.5 pts
WEIGHT CHANGE (kg)
HUNGER
0.5
1.0
1.5
2.0
1.5
0.5a
Dose, mg
0.0
-5.0
-10.0
-15.0
-20.0
10.0
9.0
8.0
7.0
6.0
5.0
4.0
3.0
2.0
1.0
0.0
3.0
45%
-16.4 kg
21%
0 2 4 6 8 10 12 14 16 18 20 22 24 26 28 30 32 34 36 38 40 42 44 46 48 50 52 54 56
Weeks
Weight change (kg)
Morning Hunger Score
Worst Hunger Score

Three additional Alström patients (2 adolescents, 1 adult) have been enrolled in this Phase 2 study and the data is summarized below. One of these patients is showing promising responses in weight loss and hunger, one is too early to determine, but one patient, the adult, did not show improvements in either weight or hunger and was discontinued.

Alström Syndrome Patient Number	Weight loss (kg)	Weight loss (lbs.)	Weight loss (%)	Change in hunger score (Start/End)
1...........................................................	16.4	36.2	21.0%	6/3
2...........................................................	3.8	8.4	5.4%	7/2
3...........................................................	1.1	4.6	1.1%	NA
4...........................................................	5.0	11.2	5.5%	2/5

Overall, setmelanotide was generally well tolerated in all patients in this Alström syndrome Phase 2 proof of concept study. Adverse events associated with setmelanotide treatment included increased pigmentation of the skin/nevi and injection site reactions. No serious adverse events or discontinuations due to adverse events were reported. No clinically significant increases in blood pressure were observed that resulted in the development of hypertension.

Phase 3 Clinical Development in Bardet‑Biedl and Alström Syndrome

Since the FDA agreed to include Bardet‑Biedl syndrome and Alström syndrome under our Breakthrough Therapy designation, we began in May 2018 an ongoing discussion about Phase 3 trial design with the FDA, and have received preliminary guidance on many aspects of the Phase 3 development programs in Bardet‑Biedl syndrome and Alström syndrome. Based on these discussions, we are started a combined Phase 3 study to include both Bardet‑Biedl and Alström patients in a single Phase 3 trial, including at least 20 Bardet‑Biedl syndrome patients and at least six Alström syndrome patients, aged six years and older. The combined trial is likely to lead to a more rapid path for approval of these two indications than two separate trials. Like previous setmelanotide Phase 3 trials in POMC and LEPR deficiency obesities, we are planning an open label, approximately one‑year trial, assessing long term efficacy of setmelanotide given once daily by SC injection. We may also plan to enroll supplemental patients who may not complete one year of treatment at the time of NDA filing. We expect to discuss with the FDA the primary endpoint of the trial. Potential endpoints will likely include a categorical analysis of responders for weight, with mean percentage change in weight from baseline as a key secondary endpoint. Hunger‑related endpoints are also likely to be key secondary endpoints in the study.

We are planning the trial to begin with an initial period of dose titration, using a simplified titration scheme over two weeks for adults, and possibly slightly longer for pediatric patients. This trial may include a short, 12‑week, randomized, placebo‑controlled period. Following the 12‑week, double‑blind, placebo controlled period, all patients will complete an additional period of active setmelanotide treatment to complete the approximately one‑year trial. We are also discussing with the FDA a potential alternative primary endpoint for growing pediatric patients that will capture the therapeutic benefits of setmelanotide in the pediatric population.

We have continued ongoing discussion with the FDA, completed the Phase 3 protocol, initiated the Phase 3 study and enrolled our first patients in December of 2018. This study will be conducted in both the United States and Europe.

Phase 2 Proof of Concept Studies Focused on Patients with Monogenic Disorders of the MC4 Pathway: Heterozygous Mutations in the MC4 Pathway and Epigenetic Disorders of the MC4 Pathway

We are conducting Phase 2, proof of concept trials in a variety of monogenic, upstream disorders of the MC4 pathway, including POMC and other MC4 pathway gene heterozygous mutations, and epigenetic disorders of the MC4 pathway. These trials are Phase 2 open label, single arm, proof of concept trials assessing the effect of setmelanotide on the rare genetic disorders of obesity described below. We hypothesize that these disorders may be genetically‑defined deficiencies upstream in the MC4 pathway. Each trial includes a three‑month proof of concept phase at which weight loss, hunger and other metabolic parameters will be evaluated. If patients demonstrate significant weight loss and acceptable safety and tolerability, they will continue treatment for evaluation of setmelanotide’s effects for a total of one year. Similar to our previous trials, this trial begins with an initial period of dose titration where the individual patient’s therapeutic dose is established by upwards dose titration in two week intervals. We plan to enroll from 20 up to 100 patients between these two rare genetic populations. We are conducting these trials, as we did for the ongoing Bardet‑Biedl syndrome and Alström syndrome Phase 2 trial described above, under basket protocols, which are designed to capture a broad range of patient populations to be treated under one investigational protocol. We believe this approach is efficient for studying many potential indications, and we intend to add additional populations to these basket protocols over the next one to two years.

The genetic disorders we are studying in our additional Phase 2 proof of concept trials are outlined below, and initial, preliminary Phase 2 data for each indication is summarized.

a.Clinical Development in MC4 Pathway Heterozygous Deficiency Obesity

MC4 pathway heterozygous deficiency obesity is caused by the loss of one of the two genetic copies of either the genes for POMC, PCSK, LEPR, or other genes in the MC4 pathway. Animal models support that such heterozygous deficiency in the critical leptin‑melanocortin pathway can result in a strong predisposition to severe obesity. The effect of genetic heterozygous deficiency obesity was first demonstrated for another gene in the MC4 pathway: MC4R heterozygous deficiency obesity. Later data also supported that POMC heterozygous deficiency obesity also results in a strong predisposition to obesity, though the epidemiology and clinical characterization of these patients is less well known. An estimated 2% of severe, early onset obesity patients have POMC heterozygous deficiency obesity, which is much more common than the ultra‑rare POMC deficiency obesity in which both copies of either the POMC or PCSK genes are impaired. Our initial clinical focus is on the most severely obese MC4 pathway heterozygous patients to test the hypothesis that severely obese heterozygous POMC patients might also respond substantially to setmelanotide treatment.

We are studying patients who are severely obese, or whose BMI is equal to or greater than 40kg/m2, and who are heterozygous deficient for POMC, LEPR, or other genes in the MC4 pathway. These patients have a heterozygous genetic mutation resulting in full or partial loss of MC4 pathway signaling to the downstream MC4R. The purpose of studying these patients in this trial is to provide proof of concept that severely impaired MC4 pathway heterozygous deficiency obesity patients will also demonstrate significant weight loss, similar to though possibly of less magnitude, as that seen in patients with POMC deficiency obesity or LEPR deficiency obesity. We are enrolling this trial at sites in the United States and Europe, and reported initial, preliminary results in June 2018.

Five heterozygous patients have been enrolled, mostly for short durations, in this Phase 2 trial. The longest treated patient, on treatment for 34 weeks including titration, is showing promising responses in weight loss of 23.1 kg, or 50.9 lbs. which represented a 15.4% decrease in body weight, and also showed an 80% decrease in hunger score. A second patient has shown 9.5 kg, or 21.0 lbs. of weight loss, which represented a 6.5% decrease in body weight, and also showed a moderate 20% decrease in hunger score. One patient did not show improvements in either weight or hunger and was discontinued due to lack of efficacy, and two patients discontinued early due to tolerability issues related to muscle cramps or tanning, respectively. Four of the five patients treated to date were enrolled at a single site. We are currently opening a number of additional sites with relevant pre‑identified heterozygous patients in their databases.

POMC heterozygous deficiency obesity is complex in many ways, in that there appears to be variable penetrance, or manifestation of heterozygous mutations. As a result, we intend to study a larger number of heterozygous patients in Phase 2, to more carefully delineate those patients most debilitated and those who will have the best response to setmelanotide, before we discuss the design for a Phase 3 study with the FDA. We intend to provide an update on a larger number of heterozygous patients in the first quarter of 2019.

Mutations that are of particular interest include mutations to the section of the POMC gene that are translated into the protein, beta‑melanocyte stimulating hormone, or β‑MSH. These mutations have been implicated in human and canine obesity. In 2002, researchers identified one specific heterozygote mutation of β‑MSH, called the R236G mutation, in two children with extreme childhood obesity. This R236G mutation results in an abnormal β‑MSH protein with a markedly reduced ability to activate the MC4R itself, and may also prevent other natural MC4R ligands from activating the MC4R. These combined effects may result in more significant obesity than other heterozygous mutations. The overall prevalence of this mutation is rare, 0.7% of the obese population is estimated to carry this mutation, but our genotyping study of 560 patients with early onset, childhood obesity has identified five heterozygote patients with the R236G mutation, all with severe obesity. This mutation may be a focus when enrolling our Phase 2 trial in POMC heterozygous obesity. We are studying patients who are heterozygous deficient for other genes in the MC4 pathway, though less is known about the epidemiology and clinical impact of these other heterozygous deficiency obesities. We have also hypothesized that patients who carry high allelic burden in this pathway, or who have genetic disorders in two or more of the genes of the MC4 pathway, and who therefore might have some impairment at more than one location in the MC4 pathway, might also be responsive to setmelanotide.

b.Clinical Development in Patients with Epigenetic Changes at the POMC receptor

In our proof of concept Phase 2 trials, we are studying patients suffering from obesity due to a partial lack of MSH due to an epigenetic POMC variant. Epigenetics changes are DNA modifications that can change gene expression without altering the DNA sequence itself. The most stable epigenetic modification is called DNA methylation. Recently, our academic collaborators in Berlin have described a POMC hypermethylation variant, which correlates with increased body weight in children and adults. Therefore, the presence of the POMC genetic/epigenetic variant leads to an increased risk for obesity based on reduced POMC gene activity. We expect that these patients under express the POMC gene product and as a result have a partial MSH deficiency.

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

We are studying patients who are severely obese, or whose BMI is equal to or greater than 40kg/m2, and who have hypermethylation at the POMC gene. The purpose of studying these patients in this trial is to provide proof of concept that severely impaired, epigenetic POMC variant obesity patients will also demonstrate significant weight loss similar to, though possibly of less magnitude, as that seen in patients with POMC deficiency obesity or LEPR deficiency obesity. We are enrolling this trial at sites in the United States and Europe, and reported initial, preliminary results in June 2018.

Two epigenetic patients have been enrolled, one of whom is just starting titration. The longer treated patient, on treatment for 27 weeks including titration, is a 20‑year‑old female, with a starting weight of 182.2 kg, or 401.7 lbs., and a BMI of 55.0 kg/m2. Her starting hunger score was 7.5 points. As she was titrated, her hunger score decreased 60% to three points and she began to lose weight. Due to a vacation, she withdrew from treatment for approximately four weeks and her hunger score returned to baseline but she did not regain weight over that period. With resumption of treatment, her hunger score decreased to 3.5 points, and at week 27, she had lost 16.8 kg, or 37.0 lbs., which represented a loss of 9.2% of body weight.

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

Other Clinical and Scientific Initiatives in Genetic Obesity

Genotyping Study

Leveraging new understanding of severe obesity caused by specific genetic defects has the potential to improve both diagnosis and treatment for specific types of life‑threatening obesity. We have expanded our genotyping study—the Genetic Obesity ID | Genotyping Study—in which eligible patients are genotyped for rare genetic disorders of obesity. The goal is to develop a screening algorithm for selecting patients to be genotyped and identified  with POMC deficiency obesity and LEPR deficiency obesity, and to guide further genotyping efforts; in addition, it is our expectation that patients who can participate in our clinical trials will be genetically identified. We are currently including approximately 100 genes which, in medical and scientific literature, have been associated with obesity, including other genes associated with the MC4 pathway. Individuals may enter the study through one of three arms including: a history of severe, early onset obesity, along with hyperphagia, high BMI, and individuals within three months of bariatric surgery. The study is currently enrolling in the United States and Europe and is expected to expand to a total of 140 sites worldwide.  We plan to work with these investigators to publish the results of this study and guidance on the use of the algorithm for screening, to enable more systematic diagnoses of these rare genetic disorders of obesity.

Unique Mechanism of Action of Setmelanotide at the MC4R

We recently published new molecular evidence of setmelanotide action on MC4R in Nature Medicine in May 2018, which demonstrates a unique mechanism of action compared to the endogenous activator, MSH, and first generation MC4R agonists. With agonism of the MC4R, setmelanotide appears to use different signaling pathways inside the MC4R cell, and to better compete away the natural antagonist at MC4R (AgRP). This may explain the remarkable efficacy of setmelanotide for appetite control in individuals with severe hyperphagia, and may also suggest why setmelanotide does not clinically increase blood pressure or heart rate, compared to former MC4R agonists. Further research in this area is planned as well.

Setmelanotide: Clinical Development Program in Prader‑Willi Syndrome

PWS is a life threatening, orphan multigenic disease with prevalence estimates ranging from approximately one in 8,000 to one in 52,000, with at least 8,000 diagnosed patients in the United States. A hallmark of PWS is hyperphagia, leading to severe obesity and other complications. For PWS patients, hyperphagia and obesity are the greatest threats to their health, and these patients are likely to die prematurely as a result of choking, stomach rupture, or from complications caused by morbid obesity.

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

PWS is a complex multigenic disease, and the hypothesis that PWS is an upstream MC4 pathway disorder is supported primarily on the role of only one of those genes, MAGEL2, in animal models of obesity. Our results may support that PWS is not an upstream MC4 pathway disorder. Alternatively, other design factors may have influenced the outcome of this trial, and we have started initial planning for future Phase 2 trials in PWS that address these potential factors: longer duration of treatment, younger patient population, improved setmelanotide pharmacokinetics, consideration of higher doses, and operational limitations of the completed Phase 2 trial.

In addition to our plans to further evaluate setmelanotide in PWS, we also plan to pursue the development of RM‑853, our preclinical candidate GOAT inhibitor for PWS. Additionally, given setmelanotide and RM‑853’s distinct mechanisms of action, we plan to explore opportunities to evaluate the two compounds in combination, as we believe there may be complementary effects.

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

Completed and Ongoing Setmelanotide Clinical Trials in the General Obese Population

Short Study Title	Population	Route of Administration Formulation	Number of Subjects/ Patients	Status
RM‑493‑001...................................................	Obesity	Continuous	36 healthy	Completed
Single Ascending Dose Trial in		infusion	obese subjects
Healthy Obese Subjects
RM‑493‑002...................................................	Obesity	Continuous	54 healthy	Completed
Multiple Ascending Dose Trial in		infusion SC	obese subjects
Healthy Obese Subjects		injection
RM‑493‑003...................................................	Obesity	Continuous	74 healthy	Completed
A Phase 2a Weight Loss Trial in		infusion	obese subjects
Obese Patients using Continuous
Infusion
RM‑493‑005...................................................	N/A Genetic	N/A	N/A	Completed
Pre‑screening Genetic Testing of	Screening Study
Healthy Obese Subjects
RM‑493‑006...................................................	Energy	Continuous	12 healthy	Completed
A Phase 1b 2‑Period Crossover Trial	Expenditure In	infusion	obese subjects
on Energy Expenditure in Obese	Obesity
Subjects
RM‑493‑008...................................................	PK/Obesity	SC injection	12 healthy	Completed
A Phase 1 Pharmacokinetic Trial of			obese subjects
New Once‑daily Injectable
Formulations
RM‑493‑009...................................................	Obesity	SC injection	97 healthy	Completed
A Staged, Phase 1b/Phase 2a			obese subjects
Pharmacokinetic/Weight Loss Trial
in Obese Patients using
Sub‑Cutaneous Injection
RM 493 018.................................................	Obesity	SC injection of	30 healthy	Parts A
A Long‑Acting Formulation PK		long‑acting	obese subjects	and B
Study of RM‑493		formulation		completed

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

Setmelanotide: Phase 1b General Obesity Patients: Placebo Subtracted Differences(1)(2)

(1)

Over two to four weeks of treatment with setmelanotide by continuous SC infusion. Placebo subtracted differences are the FDA’s primary weight loss analysis approach, assessing the weight difference between active and placebo treatment groups for changes from baseline for weight.

(2)	Preliminary data.

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

Two parts of this clinical pharmacokinetic trial are completed, defining the single‑dose and multiple‑dose pharmacokinetics of this formulation. The first part, Part A, is an ascending‑dose, placebo‑controlled, up to three sequential panel PK trial, and PK and safety/tolerability will be collected for approximately 14 days. Dose for the three panels will range from 2.5 mg up to 30 mg given as a single SC injection. The second part, Part B, is a placebo‑controlled, single panel of 12 normal healthy obese patients who received four once‑weekly injections of 10 mg setmelanotide long‑acting formulation.

The results from Part A demonstrate that a 10 mg single subcutaneous dose showed a profile that was consistent with once weekly dosing with a mean pharmacokinetic half‑life of 123 hours. Following the completion of the single‑dose part, we completed Part B, with multiple dosing in order to evaluate the extended‑release, once‑weekly formulation of setmelanotide. Multiple dosing of the formulation demonstrated tolerability and pharmacokinetics that support further clinical development. While this data is preliminary, and this formulation is anticipated to be only ready for submission in 2021, or later, this simpler dosing regimen may provide improvements in patient convenience, and may provide additional advantages in the pediatric population.

Mean setmelanotide concentrations (ng/mL) in plasma during weeks 1 and 4 following 10 mg subcutaneous weekly injections of a Camurus formulation

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

Because of these first generation MC4 therapy failures, the setmelanotide program employed an intensive preclinical screening program to assess clinical candidates for blood pressure and heart rate effects, along with efficacy. The cornerstone of this preclinical screening program was a significant investment in obese primate studies which validated setmelanotide as a promising compound for clinical development.  More recently, new research supporting a unique mechanism of action of setmelanotide, compared to earlier MC4R agonists and the endogenous ligand MSH, was published in May 2018 in Nature Medicine.

Setmelanotide was generally well tolerated in our Phase 1 and Phase 2 clinical trials, and in very preliminary data from our ongoing Phase 3 trials. Overall, except as outlined below, the number and patterns of adverse events was generally low, and the intensity of the adverse events was generally mild, and infrequently led to clinical trial discontinuation.

There has been only a single serious adverse event possibly attributed to setmelanotide in our clinical trials. In our Phase 2 clinical trial with once daily SC injection, one patient was hospitalized for unusual chest pain, but no evidence of any serious respiratory or cardiac cause was found after careful evaluation, and the event was attributed to musculoskeletal pain. There were no treatment‑related changes in physical examination, except as noted below, and few, if any, clinically relevant changes in electrocardiograms, laboratory data and/or anti‑drug antibodies. Overall, there have been ten other serious adverse events in the full development program, in addition to the serious adverse event described above: seven others on setmelanotide, mostly from open label trials, including left arm numbness, influenza immunization reaction, pancreatitis secondary to pre‑existing gallstones, pneumonia, hypoglycemia due to acute adrenal insufficiency, due to non‑compliance with hydrocortisone regimen, a depressive episode with elective admission to a psychiatry ward in a patient with history of depression and who continued on treatment, and rotavirus‑related gastroenteritis. There were also three serious adverse events during treatment with placebo, consisting of biliary dyskinesia, severe groin strain, and pelvic inflammatory disease. None of these serious adverse events was considered related to setmelanotide treatment.

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

Additional adverse events noted at somewhat greater rates numerically for setmelanotide compared to placebo across the clinical program include fatigue and related symptoms, diarrhea, arthralgia, back pain and headache, but most investigators reported these effects to be unrelated to setmelanotide.

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

Lastly, the toxicology program to support the NDA filing of setmelanotide for POMC deficiency obesity is completed. We completed three‑month toxicology studies in rats and monkeys, with doses and exposures that are more than 300‑fold greater than those at the anticipated clinical doses without evidence of clinically relevant toxicological findings. Similarly, we have also completed chronic toxicity studies (6‑month rat, 9‑month monkey), which in rats provided 219‑ (maximum concentration) and 106‑times (area under the curve), respectively, and in monkeys 282‑ and 82‑times, respectively, the exposures at the anticipated clinical doses compared to the No‑Observed‑Adverse‑Effect‑Level(s) in animals. We have evaluated the potential reproductive and development effects of setmelanotide in rats and rabbits with administration by SC injection, to support the administration of setmelanotide in women of child‑bearing potential. In addition, a juvenile toxicology study has been completed that will support dosing in pediatric patients less than 12 years of age. In addition, we are planning carcinogenicity studies, the longest of which is expected to be two years. The FDA has allowed us to defer carcinogenicity studies until after approval of an NDA for setmelanotide. We believe this also to be true for the EMA, however, the EMA has not yet provided firm guidance on the need for submission of results of one or more carcinogenicity studies at the time of filing of an application for marketing authorization in the EU.

RM‑853, a Preclinical Ghrelin O‑Acyltransferase Inhibitor

In addition to our development of setmelanotide, in April 2018, we announced that we had acquired exclusive, worldwide rights from Takeda to develop and commercialize RM‑853. RM‑853 is a potent, orally available GOAT inhibitor currently in preclinical development for PWS. PWS is a rare genetic disorder that results in hyperphagia and early‑onset, life‑threatening obesity, for which there are no approved therapeutic options. RM‑853 is currently in pre‑clinical development. We anticipate filing an IND for RM‑853 with the FDA in 2020.

Ghrelin is an orexigenic peptide, secreted by the stomach and proximal small intestine in response to a negative energy balance. Ghrelin can play a key physiological role in stimulating appetite and promoting food intake, thereby maintaining overall energy balance. In people living with PWS, levels of active ghrelin are elevated, contributing to hyperphagia, which leads to severe obesity. RM‑853 is designed to block GOAT, the key enzyme involved in the production of the active form of ghrelin, with the expected effect of lowering active ghrelin levels. This blockage also increases the levels of des‑acyl‑ghrelin, or DAG, a ghrelin precursor; high levels of DAG are believed to have independent beneficial effects on the control of appetite and tissue homeostasis, which might add to the potential efficacy of RM‑853 in PWS. In preclinical research, RM‑853 prevented body weight gain and reduced fat mass in high fat‑fed mice, with a favorable pharmacokinetic, pharmacodynamic, and safety profile. We plan to complete preclinical studies of RM‑853 and file an IND with the FDA in approximately the first quarter of 2020. Under the terms of the agreement, we will assume sole responsibility for the global product development and commercialization of RM‑853.

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

There are no current pharmacological treatments for regulating hunger and hyperphagia‑related behaviors of patients with PWS. In contrast with the absence of companies who have disclosed efforts to study upstream disorders of the MC4 pathway, we are aware of several companies investigating or developing therapies intended to treat hunger and hyperphagia associated with PWS. The different companies and compounds in development, of which we are aware, involve multiple mechanisms of action. The companies and their compounds include; Millendo Therapeutics Inc. (AZP‑531), Soleno Therapeutics (Diazoxide Choline Controlled Release), Zafgen (ZGN‑1258), GLWL Research Inc. (GLWL‑01), Insys Therapeutics Inc. (Oral Cannabidiol Solution) and Calm Therapeutics.

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

Takeda

In March 2018, we acquired exclusive, worldwide rights from Takeda to develop and commercialize RM‑853. RM‑853 is a potent, orally available GOAT inhibitor currently in preclinical development for PWS. PWS is a rare genetic disorder that results in hyperphagia and early‑onset, life‑threatening obesity, for which there are no approved therapeutic options. We will assume sole responsibility for the global product development and commercialization of RM‑853. Takeda received an upfront fee of $4.4 million which we settled in April 2018 with shares of our common stock, and is eligible to receive milestone payments of approximately $140.0 million, most of which are payable upon regulatory approval or are sales milestones. In addition, Takeda is eligible to receive back‑end development milestones, and single‑digit royalties on future RM‑853 sales.

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

The term of the agreement continues until the expiration of the applicable royalty term on a country‑by‑country and product‑by‑product basis. Upon expiration of the term of the agreement, the licensed rights granted to us under the agreement, to the extent they remain in effect at the time of expiration, will thereafter become irrevocable, perpetual and fully paid‑up licenses that survive the expiration of the term. We have a right to terminate the license agreement at any time during the term for any reason upon 90 days’ written notice to Takeda. Takeda has a right to terminate the agreement prior to expiration of its term for our material breach of the agreement, if we voluntarily or involuntarily file for bankruptcy, or for our bringing an action seeking to have a Takeda license patent right declared invalid. Upon any early termination of the license agreement not due to Takeda’s material breach, all licensed rights granted under the license agreement will terminate.

Commercial Operations

Our commercial strategies center around creating a well‑informed, supportive genetic obesity community of institutions, healthcare providers, patients, caregivers, and payers to support our ongoing research and development efforts to transform the care of patients with MC4 pathway deficiencies.

Our commercial priorities for the launch of setmelanotide include:

•

Improving methods of evaluation and diagnosis of rare genetic obesity patients through enhanced diagnostic capabilities and partnership with key opinion leaders and pediatric endocrinologists in order to more clearly articulate the clinical presentation of these patients to referring physicians;

•	Facilitating an integrated genetic obesity community through services that support patient awareness, education, advocacy, and treatment;
•	Communicating the burden of rare genetic obesity syndromes to promote advocacy for patient sequencing and support for pricing and reimbursement of setmelanotide; and
•	Building a global commercial organization to drive patient identification and enable a successful launch of setmelanotide.

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

Patents and Proprietary Rights

We have in‑licensed a large patent portfolio from Ipsen for our melanocortin programs. The portfolio includes multiple patent families, and all of these in‑licensed patent families are being prosecuted or maintained by Ipsen in consultation with us. We have also filed patent applications in five families which are exclusively owned and maintained by us that relate to the melanocortin program.

Our MC4 portfolio of licensed and exclusively owned patent families, which includes setmelanotide, consists of 12 patent families currently being prosecuted or maintained, which include applications and patents directed to compositions of matter, formulations and methods of treatment using setmelanotide. As of June 8, 2018, the portfolio for the MC‑4 program consists of 14 issued United States patents and 54 issued non‑United States patents across eight of the 12 families. We are actively pursuing eight United States patent applications and 43 non‑United States applications in 12 jurisdictions.

In the patent family directed to selected MC4 receptor agonists, including the composition of matter for setmelanotide, we have three issued United States patents and 26 issued non‑United States patents, including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, New Zealand, Russia and Singapore. The standard 20‑year term for patents in this family would expire in 2026, but two of the United States patents are expected to expire in 2027 due to patent term adjustments. Patent term extensions for delays in marketing approval may also extend the terms of patents in this family.

In addition to the patents and patent applications discussed above, we co‑own one patent family with Charité‑Universitätsmedizin Berlin, which has been filed in 21 jurisdictions. We have also filed one application in the United States co‑owned with the University of Strasbourg and the French National Institute of Health and Medical Research. These applications relate to the melanocortin program and, have not yet entered active prosecution.

We have also in‑licensed a patent family from Takeda directed to the composition of matter and methods of use of ghrelin O‑acetyltransferase inhibitors, including RM‑853. This patent family includes one issued United States patent, nine issued non‑United States patents including China, Europe, and Japan, and one pending application in Canada. The standard 20‑year term for the patents in this family will expire in 2033, though patent term extensions for delays in marketing approval may also extend the terms of patents in this family.

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

In addition, we intend to seek orphan drug exclusivity in jurisdictions in which it is available. A prerequisite to orphan drug exclusivity in the United States and in the European Union is orphan drug designation. An orphan drug designation may be granted, subject to fulfillment of specific criteria, where a drug is developed specifically to treat a rare or uncommon medical treatment. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the United States and 10 years in the European Union. Orphan drug exclusivity does not prevent competitors from developing or marketing different drugs for an indication.

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

Regulatory Matters

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post‑approval monitoring and reporting, including pharmacovigilance, and import and export of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other competent authorities, require the expenditure of substantial time and financial resources.

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

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•

performance of adequate and well‑controlled human clinical trials in accordance with current Good Clinical Practices, or cGCPs, to establish the safety and efficacy of the proposed drug product for each proposed indication;

•	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
•	review by an FDA advisory committee, where appropriate or if applicable, as may be requested by the FDA to assist with its review;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with cGCPs and the integrity of the clinical data;
•	payment of user fees, per published Prescription Drug User Fee Act, or PDUFA, guidelines for the relevant year, and securing FDA approval of the NDA; and
•

compliance with any post‑approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post‑approval studies.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. The FDA’s regulations governing the acceptance of foreign clinical studies not conducted under an IND or an NDA require that such studies be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non‑IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non‑IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

Human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•

Phase 1: The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well‑controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product, and to provide adequate information for the labeling of the product.

•

Phase 4: Post‑approval studies, when applicable, are conducted following initial approval, typically to gain additional experience and data from treatment of patients in the intended therapeutic indication.

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

During the course of clinical development the sponsor often refines the indication and endpoints on which the NDA will be based. For endpoints based on PROs and OROs, the process is typically iterative. The FDA has issued guidance on the framework it uses to evaluate PRO instruments, and it may offer advice on optimizing PRO and ORO instruments during the clinical development process, but the FDA usually reserves final judgment until it reviews the NDA.

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

In a general guidance meeting with FDA review staff in 2013, following the opening of our independent new drug application for the development of setmelanotide, the FDA provided us with general principles to follow in designing clinical studies for drugs intended for use in an indication targeted to a specific obese population. In 2015, we received further guidance from FDA review staff in a meeting to discuss clinical endpoints and trial design strategies for the study of setmelanotide in patients with rare genetic forms of obesity. At that meeting, the FDA noted its experience in applying regulatory flexibility for drugs intended to treat rare diseases. It indicated that it would take into account factors related to particular patient populations, such as the prevalence and severity of the disease, but also noted that the requirements for a phase 3 program would depend on the effect observed and the robustness of the results. The FDA also indicated that it would exercise flexibility regarding the timing and requirements for certain preclinical toxicology testing. Additional meetings occurred in 2017 and 2018.  We intend to continue to take advantage of our Breakthrough Therapy designation by continuing to meet regularly with FDA review staff to discuss methods to shorten the development timeline for indication in POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome, and Alström syndrome, and to use the knowledge gained to do likewise for other closely‑related indications in rare genetic forms of obesity.

Submission and Review of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under the Prescription Drug User Fee Amendments of 2017 (PDUFA VI), the submission of most NDAs is additionally subject to a human drug application fee, which is collected at the time of submission. PDUFA VI eliminated user fees for supplements and establishments. In addition, the sponsor of an approved NDA is also subject to annual program fee rather than product fees under the previous iteration of PDUFA.

Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses. Orphan designated drugs are also exempt from program fees if the drug meets certain public health and revenue criteria.

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

Expedited Programs for Serious Conditions: Fast Track, Breakthrough Therapy, Priority Review and Accelerated Approval

The FDA is authorized to designate certain products for beneficial treatment if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These expedited programs are referred to as Fast Track designation, Breakthrough Therapy designation, priority review designation, and accelerated approval.  The 21st Century Cures Act, or the Cures Act, signed into law in December 2016, authorized $500 million in new funding over nine years to help the FDA accelerate review and approval of products and bring new innovations and advances to patients faster and more efficiently. The Cures Act enhances the FDA’s ability to modernize clinical trial designs and clinical outcome assessments to speed the development and review of novel medical products.

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

Priority Review

The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case‑by‑case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post‑approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

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

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

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

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three‑year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three‑year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five‑year NCE exclusivity, an award of three‑year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about granting data exclusivity shortly before a product is approved.

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

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders within 60 days of the date the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non‑patent exclusivity listed in the Orange Book for the branded reference drug has expired.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA for that drug for that rare disease or condition. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages, such as tax benefits and exemptions from the PDUFA application and program fees.

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

If the FDA determines that an in vitro companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the in vitro companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the in vitro companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population.  The FDA recently reiterated its position that a Laboratory Developed Test, or LDT, is sufficient for identifying patients in our clinical trials, but the agency also recently indicated that approval of an in vitro companion diagnostic device, or companion diagnostic, may eventually be necessary. The FDA stated that absence of complete development of a companion diagnostic would not preclude us from submitting an NDA or preclude the FDA from reviewing it. The FDA also stated that completing development of a companion diagnostic as a post-marketing commitment or a post-marketing requirement is a possibility, assuming that upon review, no issues related to efficacy or safety arise that would necessitate a companion diagnostic at the time of approval. In the event that a companion diagnostic is needed at any time, the FDA committed to working with us to identify the least burdensome analytical validation approach to a companion diagnostic for setmelanotide. The FDA also agreed to further consider the issues raised by us, which included our reasons why a companion diagnostic should not be required, and to provide follow-up advice.

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

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of setmelanotide to the extent we choose to sell any setmelanotide outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by equivalent competent authorities in foreign jurisdictions before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post‑approval regulatory requirements, such as those regarding product manufacture, marketing, pharmacovigilance, promotion, advertising or distribution would apply to any product that is approved outside the United States.

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

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice, or GCP, and the related national implementing provisions of the individual EU member states govern the system for the approval of conduct of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU member states in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU member states and further detailed in applicable guidance documents.

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

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The Clinical Trials Regulation introduces a complete overhaul of the existing legislation governing clinical trials for medicinal products in the EU. This includes a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted (member states concerned). Part II is assessed separately by each member state concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU member state. However, overall related timelines will be defined by the Clinical Trials Regulation.

Marketing Authorization

To obtain a marketing authorization for a product under European Union regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the EU member states (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA‑approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product‑specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.  By a decision of 15 June 2018, the EMA formally accepted the PIPs for setmelanotide in the treatment of appetite and general nutritional disorders.  This included the deferral and waiver requested by us.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states and three of the four European Free Trade Association, or EFTA, States, Iceland, Liechtenstein and Norway. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. Medicinal products that contain a new active substance that is not yet authorized in the EEA and medicinal products that constitute a significant therapeutic, scientific or technical innovation or for which a centralized process is in the interest of patients within the EU fall within the optional scope of the centralized marketing authorization procedure.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post‑authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA by the CHMP is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the EMA’s CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU member states and chaired by a non‑voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The EMA offers the possibility to medicinal product developers to participate in a voluntary scheme of enhanced interaction and early dialogue with the EMA, to enhance support for the development of medicinal products that target an unmet medical need. This voluntary scheme is called PRIority MEdicine support scheme, or PRIME. PRIME is intended to enable accelerated assessment of applications for marketing authorizations of medicinal products.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a submission of a separate application to, and leads to grant of separate marketing authorizations by, the competent authorities of each EU member state in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The assessment of the application for marketing authorization is conducted by the reference EU member state.  This reference EU member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU member states who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU member state cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies, or CMDh for review.  This review, which may also be escalated to the CHMP in case of disagreement in CMDh would result in a decision by the European Commission, whose decision is binding on all EU member states.

The mutual recognition procedure permits companies that have a medicinal product already authorized in one EU member state to apply for this authorization to be recognized by the competent authorities in other EU member states. The national marketing authorization procedure is founded on the same basic EU regulatory process as the other marketing authorization procedures discussed in this Section. The national marketing authorization procedure, which is increasingly rare, permits a company to submit an application to the competent authority of a single EU member state and, if successful, to obtain a marketing authorization that is valid only in this EU member state.

Regulatory Data Protection in the European Union

In the European Union, innovative medicinal products authorized on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s data to assess a generic (abbreviated) or biosimilar application for a period of eight years. During an additional two‑year period of market exclusivity, an application for the marketing authorization of a generic or biosimilar medicinal product can be submitted and a related marketing authorization may be granted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten‑year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a medicinal product is granted data and market exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all EU member states and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all EU member states and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the European Union is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•	Compliance with the European Union’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post‑authorization studies and additional monitoring obligations.
•

The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable European Union laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with European Union cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.

•

The advertising and promotion of medicinal products are subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU member states may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off label promotion. The off label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU member states also prohibit the direct to consumer advertising of prescription only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

Regulatory Procedure Governing CE marking Companion Diagnostics in the European Union

In the European Union, in vitro medical devices are required to conform with the essential requirements of the European Union Directive on in vitro diagnostic medical devices (Directive 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of in vitro diagnostic medical device. The conformity assessment of in vitro diagnostic medical devices can require the intervention of a Notified Body, which is an organization designated by the competent authorities of an EU member state to conduct conformity assessments. The Notified Body will issue a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the in vitro diagnostic medical device and its manufacturer and their conformity with the requirements of the Directive. This Certificate entitles the manufacturer to affix the CE mark to its medical device after having prepared and signed a related EC Declaration of Conformity. For in vitro diagnostic medical devices which do not require the intervention of a notified body, the manufacturer can issue an EC Declaration of Conformity based on a self‑assessment of the conformity of its products with the Essential Requirements laid down in the in vitro diagnostic medical device Directive.

In April 2017, the EU Regulation on In Vitro Diagnostic Medical Devices (Regulation (EU) 2017/746), or IVDR, was adopted. The IVDR repeals and replaces Directive 98/79/EC. Unlike directives, which must be implemented into the national laws of the individual EU member states, the IVDR will be directly applicable in the EU member states and on the basis of the EEA agreement in Iceland, Liechtenstein and Norway. The IVDR is, among other things, intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for in vitro diagnostic medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will  apply beginning on 26 May 2022. Once applicable, the IVDR will introduce new classification rules for in vitro diagnostic medical devices and new regulatory requirements. The IVDR will also impose increased compliance obligations for manufacturers of in vitro diagnostic medical devices to access the EEA market.  Moreover, the scrutiny imposed by notified bodies for the technical documentation related these devices will increase considerably.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the marketing authorization of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular medicinal product candidate to currently available therapies or so called Health Technology Assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.  The downward pressure on healthcare costs in general, and particularly in relation to prescription only medicinal products, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products.

Health Technology Assessment, or HTA, of medicinal products is, however, becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including the United Kingdom, France, Germany, Ireland, Italy, Spain and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost‑effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies between EU member states. In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross‑border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU member states and in pricing and reimbursement decisions and may negatively affect price in at least some EU member states.

As a further step in this direction, on January 31, 2018, the European Commission adopted a proposal for a regulation on HTA. This legislative proposal is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal would permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual EU member states. However, this consequence cannot be excluded.

Healthcare Law and Regulation

Healthcare providers and third‑party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements and interactions with healthcare professionals, third‑party payors, and patients, among others, are subject to broadly applicable fraud and abuse, anti‑kickback, false claims laws, patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements, particularly once third‑party reimbursement, including under Medicare, Medicaid or other federally‑funded health care programs, becomes available for one or more of our products. The federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to the following:

•

the United States federal healthcare Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration (anything of value), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or arranging for or recommending the purchase, lease, or order of any good or service, for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the Anti‑Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti‑Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors and speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti‑kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs;

•

the federal civil False Claims Act prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Such private individuals may share in amounts paid by the entity to the government in recovery or settlement. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non‑reimbursable uses, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs, and other interactions with prescribers and other customers including those that may have affected their billing or coding practices and submission to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Settlements may require companies to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non‑government health benefit programs;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

HIPAA and its implementing regulations, which impose obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA – other than with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;

•

the federal Physician Payments Sunshine Act, implemented as the Open Payments Program requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Manufacturers must submit reports on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year; and

•

analogous state laws and regulations, such as state anti‑kickback and false claims laws, which may apply to items or services that are reimbursed under Medicaid and other state programs or, in several states, by non‑governmental third‑party payors, including private insurers.

In addition to the foregoing requirements, we expect to participate in and have certain price reporting obligations to the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, if we successfully commercialize setmelanotide, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data we would have to report on a monthly and quarterly basis to the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.  Our failure to comply with these price reporting and rebate payment obligations if we participate in the program could negatively impact our financial results.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively the ACA, made significant changes to the Medicaid Drug Rebate Program.  The ACA is discussed in greater detail under the heading “Healthcare Reform” and under the risk factor “Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations” in this Annual Report on Form 10-K.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The ACA expanded the list of covered entities to include certain free‑standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA or other legislation or regulation could affect our 340B ceiling price calculations and negatively impact our results of operations if we successfully commercialize setmelanotide.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019.  It is currently unclear how HRSA will apply its enforcement authority under the new regulation.  HRSA also is implementing a reporting requirement related to the 340B program during the first quarter of 2019, which would require us to report the 340B ceiling price for our covered outpatient drugs to HRSA every quarter. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have our products that we successfully commercialize paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also would have to participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we would be obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard).

The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we would be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.For additional information regarding obligations under federal health care programs, refer to the risk factor entitled “If we participate in the Medicaid Drug Rebate Program and fail to comply with our reporting and payment obligations under that program or other governmental pricing programs that we participate in, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects”  in this Annual Report on Form 10-K.

Additionally, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual physicians in these states. Other states prohibit various other marketing‑related activities, including the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Still other states require the posting of information relating to clinical studies and their outcomes and other states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs and/or marketing codes. Numerous federal, state and foreign laws and regulations also govern the privacy and security of health information and the collection, use, disclosure, and protection of health‑related and other personal information, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, such as Section 5 of the FTC Act, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws may face civil penalties.

Compliance with these federal and state laws and regulations will require substantial resources. Various state and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies recently have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and patient support programs, including bringing criminal charges or civil enforcement actions under the federal health care Anti-Kickback statute, civil False Claims Act and violations of health care fraud and HIPAA privacy provisions. The Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti Kickback Statute.  Most recently, the Office of Inspector General for the U.S. Department of Health and Human Services proposed revisions to the Anti-Kickback Statute regulatory safe harbors that if finalized may have significant affect on pharmaceutical manufacturer interactions with pharmacy benefit managers and insurers. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, imprisonment, exclusion from government‑funded healthcare programs like Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

In the EU, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self‑regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti‑bribery laws of the EU member states. One example is the UK Bribery Act 2010. This Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs. This Act could have implications for our interactions with physicians in and outside the UK. Violation of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU member states must be publically disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, their competent professional organization, and/or the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Failure to comply with the EU member state laws implementing the Community Code on medicinal products, and EU rules governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, with the EU member state laws that apply to the promotion of medicinal products, statutory health insurance, bribery and anti‑corruption or with other applicable regulatory requirements can result in enforcement action by the EU member state authorities, which may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings, or to conduct a product recall.

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

The judgment by the Court of Justice of the European Union in Case C‑362/14 Maximillian Schrems v. Data Protection Commissioner, or the Schrems case, held that the Safe Harbor Framework, which was relied upon by many United States entities as a basis for transfer of personal data from the EU to the United States, was invalid. United States entities may, therefore, rely only on the alternate procedures for such data transfer provided in the EU Data Protection Directive.

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

However, in October 2016, the French digital rights advocacy group, La Quadrature du Net, French Data Network and the Fédération FDN, brought an action for annulment of the European Commission decision on the adequacy of the Privacy Shield before the Court of Justice of the EU (Case T‑738/16). The case is currently pending before the European Court of Justice. If the Court of Justice of the EU invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to transfer personal data from the EU to entities in the United States. Adherence to the Privacy Shield is not, however, mandatory. Entities based in the United States are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the GDPR.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, President Obama signed into law the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to our potential drug candidates are:

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

•

expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicaid managed care plans;

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2027.

Some of the provisions of the ACA have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges.  In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws.   For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Further, the Bipartisan Budget Act of 2018 among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%.  Additional legislative changes, regulatory changes, and judicial challenges related to the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. It is unclear how the ACA and its implementation, as well as efforts to repeal or replace, or invalidate, the ACA, or portions thereof, will affect our business.It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is currently in Phase 3 clinical development for four indications, POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome and in various phases of development for other indications. We have funded our operations to date primarily through the proceeds from the sales of common stock and preferred stock as well as capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity and have incurred losses in each year since our inception.  See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Corporate Background and Distribution.”

Our net loss and comprehensive losses were $74.1 million, $33.7 million and $25.9 million for the years ended December 31, 2018 2017 and 2016 respectively. As of December 31, 2018, we had an accumulated deficit of $184.6 million.  Substantially all of our operating losses have resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for setmelanotide, we will incur significant sales, marketing and outsourced manufacturing expenses. We also will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Through August 2015, we received capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity. In August 2015, December 2015, January 2017 and August 2017, we raised aggregate gross proceeds of $25.0 million, $15.0 million, $20.5 million and $20.5 million, respectively, through our issuance of series A preferred stock. In October 2017 we completed our initial public offering, or IPO, of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. We received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs.  On June 25, 2018, we completed a public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. We received gross proceeds of approximately $174.2 million, before deducting underwriting discounts, commissions and offering related transaction costs.  As of December 31, 2018, our cash and cash equivalents and short‑term investments were approximately $252.1 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses into the second half of 2020.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain regulatory approval for, and to commercialize, setmelanotide. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Positive results for one indication are not necessarily predictive of positive results for other indications. We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome, four genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger.  We hypothesize that patients with other upstream genetic defects in the MC4 pathway may also respond with reductions in weight and hunger after treatment with setmelanotide, however, patients with other upstream genetic defects may not have a similar response to setmelanotide, and until we obtain more clinical data in other genetic defects, we will not be sure that we can achieve proof of concept in such indications.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway. However, we have completed the key toxicology studies that the United States Food and Drug Administration, or the FDA, will require for our first approval, and which we believe outlines the studies the European Medicines Agency, or EMA, will require for authorization, which include, among others, chronic toxicity studies, reproductive and developmental toxicity studies, and juvenile toxicology studies. Based on the totality of animal testing results to date, including the lack of any observed genotoxicity or tissue proliferative activity of setmelanotide in chronic toxicity studies, the FDA has agreed to permit us to defer carcinogenicity studies until after approval of an NDA for setmelanotide. Accordingly, we believe that we will be able to defer the submission of all carcinogenicity studies until after we receive regulatory approval to market setmelanotide in the United States.

In June 2018, setmelanotide was designated as PRIority Medicine, or PRIME, by the EMA's Committee for Medicinal Products for Human Use, or CHMP. Acknowledging that setmelanotide targets an unmet medical need, EMA offers enhanced support in the development of the medicinal product through enhanced interaction and early dialogue to optimize our development plans and speed up regulatory evaluation in the European Union, or EU. As part of this designation, the EMA has provided guidance to us concerning the development of setmelanotide. The EMA advised us that we should include the mouse carcinogenicity study in our initial filing, but will not require the rat carcinogenicity study until post approval.  However, the EMA does not provide as firm guidance as the FDA, and accordingly, there can be no guarantee that we will be able to achieve this deferral of the rat carcinogenicity study, which could impact the timing of grant of any potential marketing authorization in the EU.

In addition, the FDA has requested that in our chronic rat and monkey studies we re-assess certain cells in brain, renal and liver tissues for the presence of vacuoles, which are common membrane‑bound compartments. The recommendation was based on the FDA’s review of a summary of a monkey study that noted the presence of macrophage aggregates, which are groupings of specific white blood cells, in the choroid plexus, a network of blood vessels and epithelial tissue in the membrane lining outside the brain and spinal cord. The FDA noted that the existence of macrophage aggregates appears to be related to the polyethylene glycol, or PEG, vehicle in the product, rather than setmelanotide itself. A similar question was raised by the competent authorities in France, in connection with the use of PEG in products for younger pediatric indications, and in discussion of our Pediatric Investigational Plan, or PIP. Based on this, we performed this re-assessment, which confirmed that no additional findings were present in any monkey tissues, but which did find a very small number of rats with vacuolated epithelial cells, or brain surface lining cells, in the choroid plexus of minimal severity that also appeared to be related to the PEG vehicle. We do not believe these findings raise any important safety concerns, in part because of the minimal severity, the localization of these aggregates, the lack of any adverse histopathological changes, and the lack of findings in other tissues.

However, neither the FDA nor regulatory agencies in the EU have indicated whether they agree with our position. In addition, the EMA has requested additional preclinical mechanistic studies to better understand these findings.  It is also possible that regulatory agencies may require us to reflect these findings in the toxicological portion of the product labeling, and this may delay study in the youngest pediatric patients in some EU member states, such as France.  By a decision on June 15, 2018, the EMA agreed with the PIP for setmelanotide and granted a related deferral.  We are required to complete all of the studies included in the PIP by December 2024.

Additionally, setbacks may be caused by new safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization from the European Commission. If we fail to obtain positive results in our Phase 3 clinical trials of setmelanotide, the development timeline and regulatory approval and commercialization prospects for setmelanotide and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Another method to estimate the size of these ultra‑rare populations by genetic epidemiology is using newly available large genomic databases, containing full genome sequencing or exome sequencing. Ultra‑rare orphan diseases are generally categorized as those that affect fewer than 20 patients per million. We have begun some substantial efforts with a series of such databases and/or collaborators. Our initial work has been with a database of approximately 140,000 genomes, which is representative of the U.S. population, and suggests that genetic epidemiology estimates of POMC deficiency obesity and LEPR deficiency obesity may be five times higher than the clinical epidemiology estimates. These efforts generally are based on the prevalence of heterozygous mutations, as true null mutations are ultra‑rare, and then standard scientific methods, such as the Hardy‑Weinberg equilibrium calculations, are applied to estimate the prevalence in the U.S. population. These methods make assumptions that may not be sufficiently robust for ultra‑rare genetic disorders, and have the inherent variability of estimates for rare events.

In addition, the databases currently available only provide limited clinical data, such as age, weight and BMI, that would be needed to associate genetic defects with severe obesity. Our continued investigations support that the genetic epidemiological estimates are larger than the clinical epidemiological estimates, but we will likely need to reconcile the scientific definition of mutations with the regulatory definition.

We believe the separate analyses that we have completed using clinical epidemiology and genetic epidemiology provide a robust range of patient population estimates for these rare disorders. However, as the clinical epidemiology estimates tend to be lower, to be conservative, we generally reference the clinical epidemiology figures in our descriptions of our target indications.

Defining the exact genetic variants that result in MC4 pathway disorders is complex, so if any approval that we obtain is based on a narrower definition of these patient populations than we had anticipated, then the potential market for setmelanotide for these indications will be smaller than we originally believed. In either case, a smaller patient population in our target indications would have a materially adverse effect on our ability to achieve commercialization and generate revenues.

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

We have started treating patients six years and older in our trials.  Our aim is to gain regulatory approval and labeling for patients six years of age and older. We have only recently received permission from the FDA and other equivalent competent authorities in the EU member states to enroll these younger patients, aged six to eleven, in our pivotal trials. However, there may be issues that preclude the ultimate approval and labeling including, but not limited to, potential disagreement on dose titration, or delivery methods for small doses, or the suitability of patient reported outcomes in younger patients, the clinical endpoints in rapidly growing patients, as well as avoiding over‑suppression of normal appetite in adolescents. In addition, the competent authorities in the EU member states may consider the PEG vehicle in the product to carry additional risks in pediatric patients, and we may look to new formulations, such as our once-weekly formulation, as being more suitable to younger pediatric patients. We also may not have one-year clinical data in six to eleven year old patients at the time of the POMC NDA filing, if we begin recruiting six to eleven year old patients into our pivotal trials, though we can provide one-year clinical data when it becomes available. We cannot predict if the FDA or the European Commission in the EU will approve and issue a marketing authorization for setmelanotide for use in younger pediatric patients, nor provide an estimate for the timing for approval, if any, for the use of setmelanotide for such patients. Furthermore, if the FDA or the European Commission in the EU do not approve or grant marketing authorization for the use of setmelanotide in this population, we will not be permitted to promote the use of setmelanotide for these patients, even if  setmelanotide is approved in the United States by the FDA and authorized to be placed on the market in the EU by the European Commission for use in patients twelve and older. Promoting setmelanotide for uses that are not authorized in the EU constitutes off-label promotion. The off label promotion of medicinal products is prohibited in the EU. Breach of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment.

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

We completed Phase 2 clinical trials for setmelanotide in 2016 for POMC deficiency obesity and are currently advancing an ongoing pivotal Phase 3 clinical trial for setmelanotide for POMC deficiency obesity. We completed Phase 2 clinical trials for setmelanotide for LEPR deficiency obesity, and are currently advancing an ongoing pivotal Phase 3 clinical trial for setmelanotide in LEPR deficiency obesity. These trials are overlapping in timing and duration and we have discussed with regulatory agencies, our plan to file concurrent NDAs for these two indications, which would have an impact on NDA timing and complexity.

We believe we have demonstrated proof of concept in Bardet-Biedl syndrome and Alström syndrome based on prior clinical data, and we began enrollment of a combined pivotal Phase 3 clinical trial in Bardet-Biedl syndrome and Alström syndrome in December 2018. We believe that the combined Bardet-Biedl syndrome and Alström syndrome Phase 3 pivotal clinical trial design will be similar to those for POMC and LEPR deficiency obesity, respectively, but may also include differences most likely due to the larger available patient population for inclusion in a clinical study.  There may be other changes as well, including simpler titration schemes, a short placebo-controlled randomized period, and modest differences in our statistical approach due to the different patient populations, the size and combined nature of the study.

We have also initiated Phase 2 clinical trials, referred to as our Basket Study, for POMC and other MC4 pathway heterozygous deficiency obesities, and POMC epigenetic disorders. We anticipate that the Phase 2 clinical trials in these indications may be more complex than those for which we have achieved proof of concept, and will include larger numbers of subjects in Phase 2.  In addition, we anticipate that we will have to define a subset of heterozygous patients for whom setmelanotide will have a clinically meaningful impact, and this may take more patients and more time than our previous indications.  In addition, the outcome for these indications is less certain. We will also be adding additional new MC4 pathway indications to our Basket Study in the future, and many uncertainties will exist for these new populations as well.  Therefore, we believe that a transition from proof of concept to pivotal trials will be longer and more complex for POMC heterozygous deficiency obesity and POMC epigenetic disorders, and possibly for any additional new indications, due to the greater variety of clinical presentation in those conditions.

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

•	delays in filing or receiving approvals or an additional IND that may be required;
•	negative results from our ongoing and planned preclinical studies, or the FDA or other equivalent competent authorities in foreign jurisdictions requiring additional preclinical studies;
•	delays in commencing additional necessary preclinical studies, including carcinogenicity and juvenile toxicology studies;
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
•

potential delays in the enrollment for our clinical trials of Bardet-Biedl syndrome and Alström syndrome due to the fact that we have not yet completed our discussions with the FDA regarding clinical trials for these indications, and do not know if the FDA will disagree with our proposed Phase 3 clinical trial design;

•

potential difficulties in defining the indication for Bardet‑Biedl syndrome, (or any new syndromic indications we may study), as there may be discrepancies between the syndromic, or clinical definition of the syndrome, and the genetic confirmation of the indication.  For example, one of our syndrome patients without genetic Bardet‑Biedl syndrome confirmation showed little response to setmelanotide;

•	potential difficulties in defining the indications for MC4 pathway heterozygous or epigenetic disorders, as well as for potential new MC4 pathway indications;
•

lack of ability to predict which patients will have the most consistent responses to setmelanotide in the patients with rare genetic disorders of obesity that we are studying, as not all patients may show robust, or even any response to treatment, or may not persist in their response to treatment;

•

MC4 pathway heterozygous deficiency may have additional challenges, including that the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may require that we show that setmelanotide works better in these patients than in the genetically normal population; other challenges associated with these patients may include the need to study larger numbers of patients than for our first two indications, additional delays in initiating clinical trials for this indication due to uncertainty about the subset of these patients who will respond effectively to setmelanotide, and the lack of discussion for this indication with the FDA;

•	reports from preclinical or clinical testing of other weight loss therapies may raise safety or efficacy concerns;
•

patient compliance with or adherence to medication and retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side‑effects, personal issues or loss of interest, which might have an important impact on our primary pivotal trial endpoints for responders;
•

dose responses may be different in the populations studied and may relate to a lack of a complete understanding of the absorption, distribution, metabolism and excretion of setmelanotide, or an incomplete set of clinical pharmacology studies to support labeling; and

•	development of antibodies to the drug or adjuvants may result in loss of efficacy or safety events.

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

To our knowledge, no sponsor of an approved drug has yet used PRO or ORO questionnaires to generate data on hyperphagia or hunger mitigating endpoints. Because we may be relying on clinical endpoints that have not previously been the subject of prior FDA approvals, there is a risk that the FDA or other equivalent competent authorities in foreign jurisdictions may not consider the endpoints to provide evidence of clinically meaningful results or that results may be difficult for the FDA or other equivalent competent authorities in foreign jurisdictions to interpret, in particular for the pediatric age group. If we experience delays in our ongoing validation of our PRO or ORO questionnaires, or do not receive agreement with those proposed questionnaires based on the conceptual framework, content reliability, other measures of validity, or their ability to detect changes in hyperphagia or hunger, or we experience difficulties in the methods of statistical analysis for hunger and hyperphagia, we may experience delays in our trials or in product approval as well as be unable to reference data on hyperphagia or hunger in our product labeling. Finally, our Phase 3 clinical trials will be assessing hunger using multiple methods, some of which were previously used in Phase 2, but some of which were initiated in Phase 3 trials and for which little data is available. Hence it is possible that the effects on hunger seen in Phase 2 trials may differ with some of the new methodologies for assessing hunger being used in Phase 3 trials, or may not support language in the proposed product labeling.

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

Setmelanotide is an MC4R agonist. Potential side effects of MC4R agonism, which have been noted either with setmelanotide or with other MC4R agonists in clinical trials and preclinical studies, may include:

•	adverse effects on cardiovascular parameters, such as increases in heart rate and blood pressure;
•	erections in males and similar effects in women, such as sexual arousal, clitoral swelling and hypersensitivity;
•	nausea and vomiting;
•	reduced appetite;
•	effects on mood, depression, anxiety and other psychiatric manifestations; and
•	other effects, for which most investigators reported as unrelated to setmelanotide and for which no increased incidence or pattern is currently evident.

Injection site reactions have been seen in subcutaneous, or SC, injections with setmelanotide. In addition, setmelanotide has likely off‑target effects on the closely‑related MC1 receptor, which mediates tanning in response to sun exposure. Other MC1 receptor mediated effects include darkening of skin blemishes, such as freckles and moles, and hair color change. The cosmetic effects are not tolerated by all patients, as a small number of patients have withdrawn from treatment due to tanning.  These effects have generally been reversible in clinical trials, but it is still unknown if they will be reversible with long‑term exposure. The MC1 receptor mediated effects may also carry risks. The long‑term impact of MC1 receptor activation has not been tested in clinical trials, and could potentially include increases in skin cancer, excess biopsy procedures and cosmetic blemishes. These skin changes may also result in unblinding, which could make interpretation of clinical trial results more complex and possibly subject to bias.

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and they are subject to our further review and analysis. There has been only a single serious adverse event possibly attributed to setmelanotide in our clinical trials.  In our Phase 2 clinical trial with once daily SC injection, one patient was hospitalized for unusual chest pain, but no evidence of any serious respiratory or cardiac cause was found after careful evaluation and the event was attributed to musculoskeletal pain.  There were no treatment related changes in physical examination, except as noted below, and few, if any, clinically relevant changes in electrocardiograms, laboratory data and/or anti-drug antibodies. Overall, there have been thirteen additional incidents which have led to serious adverse events in the full development program, in addition to the serious adverse event described above. There have also been nine adverse events with respect to study participants on setmelanotide, mostly from open label trials, including influenza immunization reaction, pancreatitis secondary to pre-existing gallstones, pneumonia, hypoglycemia due to acute adrenal insufficiency, due to non compliance with hydrocortisone regimen, a depressive episode with elective admission to a psychiatry ward in a patient with history of depression and who continued on treatment, rotavirus related gastroenteritis, hidradenitis and pleurisy. There has also been a serious adverse event with respect to a study participant on setmelanotide in our Phase 3 pivotal study for LEPR deficiency obesity who died in a fatal motor vehicle accident, in which the driver lost control, and our study participant was a passenger.  This was determined not to be related to setmelanotide treatment. In addition, there have been four incidents leading to a serious adverse event while patients were not taking setmelanotide, including biliary dyskinesia, severe groin strain, pelvic inflammatory disease and left arm numbness.

We have also initiated trials of setmelanotide in potential new indications that include patients who might have more serious underlying conditions, (such as Alström syndrome, lipodystrophy and other indications). It is possible that the underlying conditions in these patients, such as congestive heart failure, pancreatitis, and potentially other conditions may confound the understanding of the safety profile of setmelanotide.

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

Further, if setmelanotide receives marketing approval and we or others identify undesirable side effects caused by the product, or any other similar product, before or after the approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may request that we withdraw the product from the market or may limit or vary their approval of the product through labeling or other means;
•	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•

the FDA, the European Commission and other equivalent competent authorities in foreign jurisdictions may require the addition of a Risk Evaluation and Mitigation Strategy, or REMS, or other specific obligations as a condition for marketing authorization due to the need to limit treatment to rare patient populations, or to safety concerns;

•	we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;
•	we may be required to conduct long term safety follow-up evaluations, including setting up disease and drug based registries;
•	we may decide to remove the product from the marketplace;
•	we could be sued and held liable for injury caused to individuals exposed to or taking the product; and
•	our reputation may suffer.

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

In the EU, orphan drug designation is granted by the European Commission based on a scientific opinion by the EMA’s Committee for Orphan Medicinal Products in relation to medicinal products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU and in relation to which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the medicinal product in the EU would be sufficient to justify the necessary investment in developing the medicinal product.

In addition to a range of other benefits during the development and regulatory review, orphan medicinal products are, upon grant of marketing authorization, entitled to ten years of exclusivity in all EU member states.  Marketing authorization may, however, be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Grant of orphan designation by the European Commission also entitles the holder of this designation to financial incentives such as reduction of fees or fee waivers. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not, in itself, convey any advantage in, or shorten the duration of, the regulatory review and authorization process.

Although we have been granted orphan drug designation for setmelanotide in treating POMC deficiency obesity and LEPR deficiency obesity in both the United States and the EU, if we request orphan drug designation for setmelanotide for other uses, there can be no assurance that the FDA or the European Commission will grant such designation. For example, if the FDA were to refuse to recognize all MC4 pathway deficiencies as separate diseases or conditions, the population of patients in the United States with a particular disease or condition, as defined by the FDA, who would be appropriate candidates for setmelanotide could be more than 200,000 or more individuals.  In that event, the drug may not qualify for orphan drug designation by the FDA, even if the population of patients with a specific MC4 pathway deficiency for which we seek approval is lower than 200,000. Additionally, the designation of setmelanotide as an orphan drug does not guarantee that the FDA will accelerate regulatory review of, or ultimately approve, setmelanotide.

Even if we obtain orphan drug exclusivity for setmelanotide, that exclusivity may not effectively protect setmelanotide from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.  As discussed above, similar rules apply in the EU.

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

Although we have obtained PRIME designation in the EU and Breakthrough Therapy designation for setmelanotide for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin‑melanocortin pathway, which includes POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome in the United States, the FDA may rescind the Breakthrough Therapy Designation and we may be unable to obtain Breakthrough Therapy designation for other uses. In addition, Breakthrough Therapy designation by the FDA may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that setmelanotide will receive marketing approval in the United States or a marketing authorization in the EU.

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

The PRIME program was launched by the EMA in 2016. PRIME is intended to enhance support for the development of medicines that target an unmet medical need. This voluntary scheme is based on enhanced interaction and early dialogue with developers of promising medicines, to optimize development plans and speed up evaluation so these medicines can reach patients earlier. In late June 2018, setmelanotide was designated as PRIME by the CHMP. Acknowledging that setmelanotide targets an unmet medical need, the EMA offers enhanced support in the development of the medicinal product through enhanced interaction and early dialogue to optimize our development plans and speed up regulatory evaluation in the EU. As part of this designation, the EMA has provided guidance to us concerning the development of setmelanotide. The PRIME designation does not, however, guarantee that the regulatory review process in the EU will be shorter or less demanding. Neither does the PRIME designation guarantee that the European Commission will grant a marketing authorization for setmelanotide.

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

We have entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus’ drug delivery technology, FluidCrystal, to formulate setmelanotide. This formulation, if successfully developed for setmelanotide, will be delivered subcutaneously, similar to our current formulation, except that we anticipate it will be injected once weekly. The initial Phase 1 pharmacokinetic data from healthy obese volunteers supports once-weekly dosing, but has only been administered for short durations. It is possible that the tolerability profile and/or pharmacokinetics in patients will not be similar to that of healthy obese volunteers, making development of this product more complex. In addition, while we have started consultations with regulatory authorities about the path for approval of the once-weekly formulation, we cannot yet estimate the requirements, for non-clinical and clinical data, manufacturing program, time, cost, and probability of success for approval. The medicinal product Buvidal (buprenorphine), which contains the Camurus formulation, has been authorized to be marketed in the EU by the European Commission to treat dependence on opioids.  Camurus formulations have not, however, been approved for any product by the FDA at this time, which further complicates our understanding for the path to approval.

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

We intend to focus our development of setmelanotide as a treatment for obesity caused by certain genetic deficiencies affecting the MC4 pathway. In order to assist in identifying this subset of patients, we employ a genetic diagnostic test, which is a test or measurement that evaluates the presence of genetic variants in a patient. The FDA previously advised that for our clinical trial of setmelanotide to treat POMC deficiency obesity, it will be sufficient to use genetic diagnostic testing known as Sanger bi‑directional nucleotide sequencing, as long as that testing is performed by laboratories meeting the standards of the Clinical Laboratory Improvement Amendments, or CLIA, for Laboratory Developed Tests, or LDTs. Currently CMS regulates LDTs and the laboratories that develop them, and enforces CLIA. CMS evaluates whether there is clinical utility for each specific test, and also performs post market oversight of laboratory operational processes. CMS coverage determinations of clinical utility measure the ability of the test to impact clinically meaningful health outcomes, such as mortality or morbidity, through the adoption of efficacious treatments. CMS’s oversight through the CLIA program is designed to confirm that a lab assesses analytical validity, but does not confirm whether it had results from an analytical validity assessment that were sufficient to support the claimed intended use of the test. The FDA has issued guidance and has provided comments to members of Congress indicating, however, that in the future it intends to assert jurisdiction over LDTs and to increase regulatory requirements for LDTs. If the FDA does so, the burdens and costs of using LDTs to select patients for setmelanotide could increase, the availability of those LDTs could be negatively affected, and our development program for setmelanotide could be delayed, which in turn could delay or impair our ability to proceed to commercialization.

The FDA recently reiterated its position that an LDT is sufficient for identifying patients in our clinical trials, but the agency also recently indicated that approval of an in vitro companion diagnostic device may eventually be necessary.  In vitro companion diagnostic devices, or companion diagnostics,  provide information that is essential for the safe and effective use of a corresponding therapeutic product. These companion diagnostics may be co-developed with a device manufacturer or with a laboratory, and generally require FDA approval as well.  The FDA stated that absence of complete development of a companion diagnostic would not preclude us from submitting an NDA or preclude the FDA from reviewing it. The FDA also stated that completing development of a companion diagnostic as a post-marketing commitment or a post-marketing requirement is a possibility, assuming that upon review, no issues related to efficacy or safety arise that would necessitate a companion diagnostic at the time of approval. In the event that a companion diagnostic is needed at any time, the FDA committed to working with us to identify the least burdensome analytical validation approach to a companion diagnostic for setmelanotide. The FDA also agreed to further consider the issues raised by us, which included our reasons why a companion diagnostic should not be required, and to provide follow-up advice.

Should the FDA or other equivalent competent authorities in foreign jurisdictions require the use of a companion diagnostic, we may face significant delays or obstacles in obtaining approval of an NDA, or of comparable foreign marketing authorization for setmelanotide as the FDA or other equivalent competent authorities in foreign jurisdictions may take the position that a companion diagnostic device is required prior to granting approval of setmelanotide. In addition, we may be dependent on the sustained cooperation and effort of third‑party collaborators with whom we may partner in the future to develop companion diagnostics. We and our potential future collaborators may encounter difficulties in developing such tests, including issues relating to the selectivity and/or specificity of the diagnostic, analytical validation, reproducibility or clinical validation. Any delay or failure by us or our potential future collaborators to develop or obtain regulatory clearance or approval of, or to CE mark, such tests, if necessary, could delay or prevent approval of setmelanotide.

If the FDA deems setmelanotide to require a companion diagnostic to accurately identify the patients who belong to the target subset, the FDA will require product labeling that limits use to only those patients who express the genetic variants identified by the device. Moreover, even if setmelanotide and a companion diagnostic are approved together, the device itself may be subject to reimbursement limitations that could limit access to treatment and therefore adversely affect our business and financial results.

We also are discussing with the FDA the specific mutations, or variants, that will define each indication for which we intend to seek approval. Our efforts have focused on loss-of-function variants that effectively inactivate the genes in the MC4 pathway, and we and the FDA have agreed on a path to define these variants for approval, which can also be used to categorize new variants as they are identified, and that has been used for other diagnostics.  These approaches are complex, and the impact on the size of indicated patients is not yet certain.

In addition, we intend to apply genetic tests to address goals beyond seeking FDA approval of setmelanotide, including supporting efforts to explore and expand the diagnosis of patients with genetic causes of obesity, and to assist in building awareness of these illnesses. As such, we may develop or work with partners to develop additional genetic tests in the area of genetic obesity, including panels that may study a larger number of genes. There are many factors that might influence the success of these efforts, which could be impactful on our commercial efforts, including the cost, analytical methods, and the ability to provide clinical and diagnostic information to patients and doctors. In addition, the process of conversion of patients with a genetic diagnosis of MC4 pathway disorders to patients receiving treatment is still uncertain and may be complex.

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

Although we have been granted orphan drug designation in the United States and the EU for setmelanotide in treating PWS, we are not moving directly towards a Phase 3 trial in PWS at this time, but instead will be continuing to evaluate setmelanotide in another Phase 2 trial. We do not know the probability that we will be able to succeed in this additional Phase 2 trial and/or to proceed to Phase 3 and/or approval, even when these efforts are completed. In addition, the experience by others suggests that PWS patients are at risk for adverse experiences and for this, and many other reasons, clinical trials in that population are challenging. It may be both difficult to determine if adverse effects in this population are due to the disease, setmelanotide or some combination of both. PWS is a complex multigenic disease, and the hypothesis that PWS is an upstream MC4 pathway disorder is supported primarily on the role of genes, such as MAGEL2 and PCSK1 (also known as PC1), in animal models of obesity. Our results may support that PWS is not an upstream MC4 pathway disorder. Alternatively, other design factors may have influenced the outcome of this trial, and we will be reassessing the possibility of future Phase 2 trials in PWS that address the following potential factors: duration of treatment, younger age of population, improved setmelanotide pharmacokinetics, consideration of higher doses, and operational limitations of the completed Phase 2 trial. There can be no assurances that some of the factors that affected the results of the PWS trials will not also adversely impact the results of our trials for other indications.

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

Risks Related to the Commercialization of Setmelanotide

The successful commercialization of setmelanotide and our other product candidates will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for setmelanotide or our other product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

Our ability to commercialize setmelanotide or any product candidates successfully will depend in part on the extent to which coverage and reimbursement for these product candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services. Even if we show improved efficacy or improved convenience of administration with our product candidates, third-party payors may deny or revoke the reimbursement status of our product candidates, if approved, or establish prices for our product candidates at levels that are too low to enable us to realize an appropriate return on our investment. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize setmelanotide or other product candidates, and may not be able to obtain a satisfactory financial return.

No uniform policy for coverage and reimbursement for products exist among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that may require us to provide scientific and clinical support for the use of setmelanotide to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment. We may experience pricing pressures in connection with the sale of setmelanotide or our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

As a further step in this direction, on January 31, 2018, the European Commission adopted a proposal for a regulation on HTA. This legislative proposal is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal would permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual EU member states. However, this consequence cannot be excluded.

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

We intend to seek marketing authorization for setmelanotide in the EU and in other countries worldwide. In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Marketing authorization procedures vary among countries and can involve additional setmelanotide testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA approval. The marketing authorization processes in other countries may implicate all of the risks detailed above regarding FDA approval in the

United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Grant of marketing authorization in one country does not ensure grant of marketing authorization in another country, but a failure or delay in obtaining marketing authorization in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing authorization in other countries or any delay or other setback in obtaining such authorizations would impair our ability to market setmelanotide in such foreign markets. Any such impairment would reduce the size of our potential market share and could have a material adverse impact on our business, results of operations and prospects.

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

•	the complexities of genetic testing, including obtaining genetic results that support patient treatment with setmelanotide;
•	the relative convenience and ease of SC injections as the necessary method of administration of setmelanotide, including as compared with other treatments for obese patients;
•	the prevalence and severity of any adverse side effects associated with setmelanotide;
•

limitations or warnings contained in the labeling approved, as well as the existence of a REMS, for setmelanotide by the FDA or the specific obligations imposed as a condition for marketing authorization imposed by other equivalent competent authorities in foreign jurisdictions, particularly by the European Commission;

•	availability of alternative treatments, including a number of obesity therapies already approved or expected to be commercially launched in the near future;
•	our ability to increase awareness of these diseases among our target populations through marketing efforts;
•	the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
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

Currently, there are no approved or effective treatments for regulating hunger and hyperphagia related behaviors of patients with POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity, or POMC epigenetic disorders. Bariatric surgery is not a treatment option for these genetic disorders of obesity because the severe obesity and hyperphagia associated with these disorders are considered to be risk factors for bariatric surgery. While we are unaware of any competitive products in clinical development for the obesity and hyperphagia caused by upstream MC4 pathway deficiencies specifically, new competitors may emerge which could limit our business opportunity in the future.

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

We do not perform the manufacturing of any drug products, and are completely dependent on our CMOs to comply with cGMPs for manufacture of both API and finished drug product. We recognize that we are ultimately responsible for ensuring that our drug substances and finished product are manufactured in accordance with cGMPs, and, therefore, the company’s management practices and oversight, including routine auditing, are critical. If our CMOs cannot successfully manufacture material that conform to our specifications and the strict regulatory requirements of the FDA or other equivalent competent authorities in foreign jurisdictions, they may be subject to administrative and judicial enforcement for non‑compliance and the drug products would be deemed misbranded or adulterated and prohibited from distribution into interstate commerce. Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CMOs’ facilities generally. If the FDA or another equivalent competent foreign regulatory agency does not approve these facilities for the manufacture of setmelanotide or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market setmelanotide.

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

Similar rules apply in the EU. Any brand name we propose for setmelanotide in the EU must be approved by the EMA. The objective of the assessment conducted by the EMA is to ensure that there is no risk that the proposed brand name could create a public-health concern or potential safety risk. In particular the proposed brand name should not convey misleading therapeutic or pharmaceutical connotations; be misleading with respect to the composition of the product; or be liable to cause confusion with the brand name of an existing medicinal product in print, handwriting or speech.  If the EMA objects to any of our proposed product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would be acceptable to the EMA, qualify under applicable trademark laws and not infringe the existing rights of third parties.

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

In the EU, the grant of orphan designation for setmelanotide means that this medicinal product would be entitled, upon grant of marketing authorization by the European Commission, to ten years of exclusivity in all EU member states. Marketing authorization may, however, be granted to a similar medicinal product with the same orphan indication during the ten year period if we are unable to supply sufficient quantities of setmelanotide. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to setmelanotide. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that setmelanotide is sufficiently profitable not to justify maintenance of market exclusivity.

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

Risks Related to Regulatory Approval and Marketing of Setmelanotide and Other Legal Compliance Matters

Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of setmelanotide. We depend entirely on the success of setmelanotide, which is in Phase 3 clinical development for treatment of POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, setmelanotide. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize setmelanotide, and our ability to generate revenue will be materially impaired.

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Setmelanotide, which is currently in Phase 3 clinical development as a treatment for genetic deficiencies affecting the MC4 pathway, including POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization. The clinical trials of setmelanotide are, and the manufacturing and marketing of setmelanotide will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non‑clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and approval, if any, may be conditional on post‑marketing studies and surveillance, and will require the expenditure of substantial resources beyond our existing cash resources. When a sponsor relies exclusively or predominantly on foreign clinical data, the FDA may require a showing that those data are applicable to the U.S. population and U.S. medical practice, which in some cases may require bridging studies or other evidence. Of the large number of drugs in development in the United States and in other countries, only a small percentage will successfully complete the FDA regulatory approval process or the equivalent process in foreign jurisdictions and will be commercialized. In addition, we have not discussed all of our proposed development programs with the FDA of the competent authorities of foreign jurisdictions. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot assure you that setmelanotide will be successfully developed or commercialized.

We are not permitted to market setmelanotide in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdictions until we receive the requisite approval from the competent authorities in such countries. We have three Phase 3 clinical trials underway, one each for the treatment of POMC deficiency obesity and LEPR deficiency obesity and a third combined Phase 3 trial for Bardet‑Biedl syndrome and Alström syndrome. Under our current development program, we plan to conduct a single Phase 3 clinical trial for POMC deficiency obesity. To date, in our ongoing discussions with the FDA, the agency has not asked for additional Phase 3 trials in POMC deficiency obesity, but the agency could still require us to conduct additional Phase 3 clinical trials for this indication. Moreover, for POMC deficiency obesity, the FDA has provided clear advice in the past, but could at any time alter its previous advice on many aspects of the trial—the small size, the primary and key secondary endpoints, the open label design, the amount of past medical history available on individual patients, the statistical analysis plan, the definition of clinically‑relevant success for the protocol, entry of patients ages six or over—all of which may impact the timing and ability to obtain FDA approval.

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

In addition, the FDA and other equivalent competent authorities in foreign jurisdictions will expect for there to be little, or no introduction of bias in the open‑label Phase 3 trials. Accordingly, we have agreed with the FDA, and implemented in our pivotal studies, that little, if any, efficacy data will be available to us in any form until the Phase 3 trials are complete.

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

In the EU we are currently conducting the Phase 3 clinical trial RM‑493‑012 in Germany, France, Belgium, Spain and the United Kingdom for POMC deficiency obesity. We are also conducting this trial in the United States and Canada. On March 23, 2017, we received EMA scientific advice on the appropriateness and sufficiency of the non‑clinical and clinical development programs to support an initial marketing authorization application in POMC deficiency obesity. The EMA scientific advice included preliminary advice on the clinical trial RM‑493‑012. The EMA expressed general support for the ongoing Phase 3 program in POMC deficiency obesity. The EMA advised that the regulatory strategy for a rare disorder is supported and that the EMA may have to rely on scarce data. The EMA also advised, however, that we need to consider whether full approval or approval under conditional or exceptional circumstances would be the most appropriate pathway for application for POMC deficiency obesity.

In June 2018, setmelanotide was designated as PRIME by the CHMP. Acknowledging that setmelanotide targets an unmet medical need, the EMA offers enhanced support in the development of the medicinal product through interaction and early dialogue to optimize our development plans and speed up regulatory evaluation in the EU. As part of this designation, the EMA has provided us with guidance concerning the development of setmelanotide. The PRIME designation does not, however, guarantee that the regulatory review process in the EU will be shorter or less demanding. Neither does the PRIME designation guarantee that the European Commission will grant a marketing authorization for setmelanotide.

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

Given the orphan status of setmelanotide for the treatment of POMC deficiency in the EU the application for marketing authorization for a POMC deficiency obesity indication must be submitted via the centralized procedure. In November 2018, we obtained orphan designation in the EU for setmelanotide for the treatment of LEPR deficiency obesity. In addition, we have submitted a pediatric investigation plan, or PIP, for setmelanotide to the EMA Pediatric Committee, or PDCO, in 2017. By a decision in June 2018, the EMA formally accepted the PIPs for setmelanotide in the treatment of appetite and general nutritional disorders, including the deferral and the waiver requested by us.

We cannot assure you that the clinical trials we are conducting in the EU will be completed within this timeline. Similar to the United States, we are subject to comprehensive regulatory oversight by the competent authorities of the individual EU member states where we are conducting our clinical trials. Failure by us or by any of our third party partners to comply with EU laws and the related national laws of individual EU member states governing the conduct of clinical trials may result in the suspension of clinical trials or in other administrative, civil or criminal penalties.

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

In order to market and sell setmelanotide and any other product candidate that we may develop in the EU and many other jurisdictions, we or our third‑party collaborators must obtain separate marketing authorizations and comply with numerous and varying regulatory requirements. The marketing authorization procedure varies among countries and can involve additional testing. The time required to obtain marketing authorization may differ substantially from that required to obtain FDA approval. The marketing authorization process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain marketing authorization from competent authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions, and grant of marketing authorization by one competent authority outside the United States does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing authorizations and may not receive necessary marketing authorization to commercialize setmelanotide in any market. Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the withdrawal of the United Kingdom from the EU could materially impact the regulatory regime with respect to the marketing authorization of setmelanotide in the United Kingdom or the EU. Any delay in obtaining, or an inability to obtain, any marketing authorization, as a result of Brexit or otherwise, would prevent us from commercializing setmelanotide in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek marketing authorization in the United Kingdom and/or EU for setmelanotide, which could significantly and materially harm our business.

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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other equivalent competent authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with setmelanotide, such as adverse events of unanticipated severity or frequency, or problems with the facility where setmelanotide is manufactured, a regulatory agency may impose restrictions on setmelanotide, the manufacturer or us, including requiring withdrawal of setmelanotide from the market or suspension of manufacturing. If we or the manufacturing facilities for setmelanotide fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

•	issue warning letters or untitled letters;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	vary, suspend or withdraw marketing approval;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to applications submitted by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain setmelanotide, refuse to permit the import or export of setmelanotide, or request that we initiate a product recall.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of setmelanotide, restrict or regulate post‑approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affects the U.S. pharmaceutical industry.  Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates and that are approved for sale, are the following:

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

•

expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, revising the “average manufacturer price” definition, and extending rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well as Medicaid managed care;

•

expansion of the list of entity types eligible for participation in the Public Health Service 340B drug pricing program, or the 340B program, to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempting “orphan drugs” from the 340B ceiling price requirements for these covered entities;

•

establishment of the Medicare Part D coverage gap discount program requiring manufacturers to provide a then 50% point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•

establishment of  the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2027. Sequestration may result in additional reductions in Medicare and other healthcare funding and, if we obtain regulatory approvals, may otherwise affect the prices we may obtain for setmelanotide or the frequency with which setmelanotide is prescribed or used if approved.

Some of the provisions of the ACA have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the “individual mandate,”  effective January 1, 2019.  Further, the Bipartisan Budget Act of 2018, or BBA of 2018,  among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%.  Additional legislative changes, regulatory changes, and judicial challenges related to the ACA remain possible. It is unclear how the ACA and its implementation, as well as efforts to repeal or replace, or invalidate, the ACA, or portions thereof, will affect our business.  It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which will be fully implemented in 2019. At this time, it is unclear how the introduction of this Medicare quality payment program will impact overall physician reimbursement. The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. This focus has resulted in several Congressional inquiries and proposed bills and regulatory initiatives designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage and payment criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of setmelanotide to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.  For more details concerning the risks related to pricing and reimbursement in the EU, please refer to the discussion in the risk factor “The successful commercialization of setmelanotide and our other product candidates will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for setmelanotide or our other product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue” in this Annual Report on Form 10-K.

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

We expect to participate in and have certain price reporting obligations to the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, if we successfully commercialize setmelanotide, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data we would have to report on a monthly and quarterly basis to the CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations if we participate in the program could negatively impact our financial results.

The ACA made significant changes to the Medicaid Drug Rebate program, as described under the risk factor “Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations,” above.  Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. Additional legislation or the issuance of regulations relating to the Medicaid Drug Rebate program could have a material adverse effect on our results of operations.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The ACA expanded the list of covered entities to include certain free‑standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA or other legislation or regulation could affect our 340B ceiling price calculations and negatively impact our results of operations if we successfully commercialize setmelanotide.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019.  It is currently unclear how HRSA will apply its enforcement authority under the new regulation.  HRSA also began to implement a ceiling price reporting requirement related to the 340B program during the first quarter of 2019. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts.  If we participate in the Medicaid Drug Rebate Program and consequently the 340B program, we could be held liable for errors associated with our submission of pricing data. In addition to retroactive Medicaid rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for significant civil monetary penalties per item of false information. Civil monetary penalties can also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price.  Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we would be participating in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

CMS and the Department of Health & Human Services Office of Inspector General have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we participate in the Medicaid Drug Rebate Program and consequently the 340B program, we cannot assure you that our submissions will not be found to be incomplete or incorrect.

In order to be eligible to have our products that we successfully commercialize paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also would have to participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we would be obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard).

The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we would be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.

If we successfully commercialize our products, we also would participate in the Tricare Retail Pharmacy program, under which we would be required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We would be required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we would be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We may be subject to federal and state healthcare laws and regulations. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, substantial civil penalties, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of setmelanotide, if approved. Our arrangements and interactions with healthcare professionals, third‑party payors, patients and others will expose us to broadly applicable fraud and abuse, anti‑kickback, false claims and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute setmelanotide, if we obtain marketing approval. The U.S. federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•

The United States federal healthcare Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, (anything of value), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order or arranging for or recommending the purchase, lease or order of any good or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the Anti‑Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti‑Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti‑kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs.

•

The federal civil False Claims Act prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Such private individuals may share in amounts paid by the entity to the government in recovery or settlement. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non‑reimbursable uses, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs, and other interactions with prescribers and other customers including those that may have affected their billing or coding practices and submission to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Settlements may require companies to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non‑government health benefit programs.
•

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payors,  and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

•

The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to report payments and other transfers of value to physicians for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Manufacturers must submit reports on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

•

Analogous state laws and regulations, such as state anti‑kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer, including private insurers. Some state laws require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing‑related activities including the provision of gifts, meals, or other items to certain health care providers. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Other states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

•

Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU member states and other countries, including restrictions on interactions with healthcare professionals and requirements for public disclosure of payments made to physicians. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

Ensuring that our business arrangements and interactions with healthcare professionals, third‑party payors, patients and others comply with applicable healthcare laws and regulations will require substantial resources. Various state and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools. The Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti‑Kickback Statute.  Most recently, the Office of Inspector General for the U.S. Department of Health and Human Services proposed revisions to the Anti-Kickback Statute regulatory safe harbors that if finalized may have significant effect on pharmaceutical manufacturer interactions with pharmacy benefit managers and insurers.

It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including our engagements with healthcare professionals and patients, or anticipated activities to be conducted by our sales and marketing team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative monetary penalties, imprisonment, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations or financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and generate negative publicity, which could harm our financial condition and divert our management’s attention from the operation of our business.

Our employees may engage in misconduct or other improper activities, including violating applicable regulatory standards and requirements or engaging in insider trading, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and applicable non‑U.S. regulators, provide accurate information to the FDA and applicable non‑U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Some of these laws and related risks are described under the risk factor “We may be subject to federal and state healthcare laws and regulations. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, substantial civil penalties, reputational harm and diminished profits and future earnings” of this Annual Report on Form 10-K.

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

We are subject to U.S. data protection laws and regulations, for example, laws and regulations that address privacy and data security, at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, including, for example, Section 5 of the FTC Act, govern the collection, use, and disclosure and protection of health‑related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.  In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs and other contractors and consultants are vulnerable to attacks by hackers, damage from computer viruses, unauthorized access, breach due to employee error, malfeasance or other disruptions, natural disasters, terrorism and telecommunication and electrical failures. Any such attack or breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation, which could adversely affect our business.

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for setmelanotide or other product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of setmelanotide and our product candidates could be delayed.

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

Based on the number of shares outstanding as of December 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57% of our voting stock. These stockholders will have significant influence over matters requiring stockholder approval. For example, these stockholders will significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We have considerable discretion in the application of the net proceeds from our IPO and June 2018 public offering. We intend to continue to use the net proceeds to fund development and manufacturing of setmelanotide through completion of our Phase 3 clinical trials and subsequent NDA submissions with the FDA for the treatment of POMC deficiency obesity and LEPR deficiency obesity, the development of setmelanotide through the completion of our combined Phase 3 clinical trial for Bardet‑Biedl syndrome and Alström syndrome, the development of setmelanotide through our Phase 2 proof of concept clinical trials for POMC heterozygous deficiency obesity and POMC epigenetic disorders, the preparation for commercialization of setmelanotide, initiatives to expand the diagnosis of genetic obesity, including research and scientific exchange related to our ongoing genotyping and genetic epidemiology studies and for working capital and administrative expenses, additional research and development expenses, and other general corporate purposes. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

Our ability to use certain net operating loss carryovers and other tax attributes may be limited.

We have incurred substantial losses during our history and we do not expect to become profitable in the near future and may never achieve profitability. Under the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year. Under the Code, we can carry forward certain NOLs of our subsidiaries to offset future taxable income, if any, until such losses are used or, for NOLs arising in taxable years ending on or before December 31, 2018, until such NOLs expire.  NOLs arising in taxable years ending after December 31, 2018 are not subject to expiration.  NOLs arising in taxable years beginning after December 31, 2018 may only be used to offset up to 80% of the corporation’s taxable income computed without taking into account NOL deductions.  Other unused tax attributes, such as research tax credits may also be carried forward to offset future taxable income, if any, until such credits are used or expire. As of December 31, 2018, we had approximately $136.2 million and $113.4 million of unused federal and state carryforwards of NOLs, respectively, and approximately $2.9 million and $0.8 million of unused federal and state carryforwards of tax credits, respectively.  Of the federal NOL carryforwards at December 31, 2018, $63.1 million can be carried forward indefinitely.  Additionally, as of December 31, 2018, we had federal orphan drug credits related to qualifying research of $4.3 million.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of December 31, 2018, we have 34,410,725 shares of common stock outstanding.

The holders of approximately 11.6 million shares of our common stock, or approximately 34% of our total outstanding common stock as of December 31, 2018, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Boston, Massachusetts, where we lease approximately 6,800 square feet of office space pursuant to lease agreements expiring in May 2021. This facility houses our research, clinical, regulatory, commercial and administrative personnel.  In August 2018, we amended our existing lease agreement and the new lease term will commence in May 2019 and has a term of six years with a five-year renewal option to extend the lease.  We will lease approximately 13,600 square feet of office space.  See Note 8 to our audited consolidated financial statements included in this report for additional information about this lease.

We believe that our existing facilities are adequate for our near-term needs, but if we need additional space as we grow and expand our operations. We believe that suitable additional or alternative office space would be available as required in the future on commercially reasonable terms.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “RYTM” since October 5, 2017. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of March 1, 2019, there were 22 holders of record of our common stock.  This number does not reflect beneficial owners whose shares are held in street name.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018, regarding our common stock that may be issued under (1) the 2017 Equity Incentive Plan, or the 2017 Plan; (2) the 2017 Employee Stock Purchase Plan, or the 2017 ESPP.

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price	Available for Future
	of Outstanding Options,	of Outstanding Options,	Issuance Under Equity
Plan Category:	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by stockholders
2017 Plan	2,616,530	$16.67	2,176,638
2017 ESPP	—	—	272,841
Equity compensation plans not approved by stockholders	—	—	—
Total	2,616,530	$16.67	2,449,479

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

The following graph shows the total stockholder return of an investment of $100 in cash at market close on October 5, 2017 (the first day of trading of our common stock) through December 31, 2018 for (1) our common stock, (2) the Nasdaq Composite Index (U.S.) and (3) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

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

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016,  and the consolidated balance sheet data as of December 31, 2018 and 2017, from our audited consolidated financial statements, which are included elsewhere in this Annual Report.

Our financial statements for the year ended December 31, 2016, include allocations of costs from certain shared functions provided to us by the Relamorelin Company, as defined below. These allocations were made based on either a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method which allocates expenses based on the percentage of employee time and research and development effort expended on our business as compared to total employee time and research and development effort, and have been included in our financial statements for the periods presented. The financial statements included in this annual report may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as an independent company during all of the periods presented.  See “Note 1. Nature of Business: Corporate Reorganization” to our audited consolidated financial statements included in this report for additional information about this reorganization.

Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.  Amounts in thousands, except share and per share data.

	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015
Operating expenses:
Research and development	$50,337	$22,894	$19,594	$7,148
Selling, general, and administrative	28,080	9,518	6,311	3,425
Total operating expenses	78,417	32,412	25,905	10,573
Loss from operations	(78,417)	(32,412)	(25,905)	(10,573)
Other income (expense):
Revaluation of Series A Investor Instrument and Series A Investor Right/Obligation	—	(1,863)	—	(500)
Interest income, net	4,353	566	33	—
Total other income (expense):	4,353	(1,297)	33	(500)
Net loss and comprehensive loss	$(74,064)	$(33,709)	$(25,872)	$(11,073)
Net loss attributable to common stockholders	$(74,064)	$(37,582)	$(29,074)	$(12,000)
Net loss attributable to common stockholders per common share, basic and diluted	$(2.39)	$(2.83)	$(2.85)	$(1.18)
Weighted average common shares outstanding, basic and diluted	31,004,047	13,267,960	10,196,292	10,196,292

	December 31,
	2018	2017	2016	2015

Balance Sheet Data:
Cash and cash equivalents	$49,542	$34,236	$6,540	$34,869
Short-term investments	202,519	113,846	3,997	—
Working capital	245,107	143,951	6,444	30,218
Total assets	260,210	151,736	12,339	37,275
Series A Convertible Preferred Stock	—	—	40,000	40,000
Accumulated deficit	(184,602)	(110,252)	(76,543)	(50,671)
Total stockholders’ equity	$246,256	$144,788	$(32,703)	$(7,999)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome, four genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger.  The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin melanocortin pathways.  The Breakthrough Therapy designation currently covers indications for: POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström Syndrome.  Setmelanotide is currently in Phase 3 development for POMC deficiency obesity, LEPR deficiency obesity, Bardet-Biedl and Alström syndrome.  We have completed enrollment in the pivotal cohorts for both our POMC deficiency obesity Phase 3 clinical trial and our LEPR deficiency obesity Phase 3 clinical trial.  We expect to report initial Phase 3 data from these trials in the third quarter of 2019, and subsequently plan to file for regulatory approval for these two indications concurrently.  We believe that we have demonstrated proof of concept in our Phase 2 clinical trial in Bardet‑Biedl syndrome and Alström syndrome, and met with the FDA in May 2018 to discuss a combined pivotal Phase 3 clinical trial in these indications.  Based on these discussions with the FDA, we initiated this trial and began to enroll patients in December 2018. We have an ongoing Phase 2 clinical trial in POMC heterozygous deficiency obesity and POMC epigenetic disorders.  We reported initial, preliminary results in these additional Phase 2 indications in June 2018, and plan to provide a further update for these indications early in 2019.  In total, approximately 330 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

We have leveraged skilled experts, consultants, contract research organizations, or CROs, and contractors to manage our clinical operations under the leadership and direction of our management. We expect to expand our infrastructure to manage our clinical, finance and commercial operations with a higher proportion of full‑time employees. We have fifty-four employees. Of these employees, thirty-five are engaged in research and development activities, eight are engaged in pre-commercialization activities and eleven are engaged in support administration, including business development and finance. In the near‑term, we expect to significantly expand our clinical, commercial and finance personnel, in particular, and will incur increased expenses as a result.

In March 2018 we acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize T-3525770 (now “RM-853”). RM-853 is a potent, orally available ghrelin o-

acyltransferase, or GOAT, inhibitor currently in preclinical development for Prader-Willi Syndrome, or PWS. PWS is a rare genetic disorder that results in hyperphagia and early-onset, life-threatening obesity, for which there are no approved therapeutic options.  We will assume sole responsibility for the global product development and commercialization of RM-853. Takeda received an upfront fee of $4.4 million which we settled in April 2018 with shares of our common stock, and will receive back-end development milestones, and single-digit royalties on future RM-853 sales.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated any product revenue and have financed our operations primarily through the proceeds received from the sales of common and preferred stock as well as capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity, each as defined below. On October 10, 2017 we completed our initial public offering, or IPO, of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. We received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, our outstanding shares of convertible preferred stock were automatically converted into 17,406,338 shares of common stock.  On June 25, 2018 we completed our public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. We received gross proceeds of approximately $174.2 million before deducting underwriting discounts, commissions and offering expenses.  We will not generate revenue from product sales until we successfully complete development and obtain regulatory approval for setmelanotide, which we expect will take a number of years and is subject to significant uncertainty. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of December 31, 2018 we had an accumulated deficit of $184.6 million. Our net losses were $74.1 million, $33.7 million and $25.9 million, for the years ended December 31, 2018 2017 and 2016, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue to conduct clinical trials for setmelanotide;
•	engage contract manufacturing organizations, or CMOs, for the manufacture of setmelanotide for clinical trials and the manufacture of RM‑853 for preclinical development;
•	seek regulatory approval for setmelanotide;
•	expand our clinical and financial operations and build a marketing and commercialization infrastructure; and
•	operate as a public company.

As of December 31, 2018, our existing cash and cash equivalents and short‑term investments were approximately $252.1 million. We expect that our existing cash and cash equivalents and short‑term investments will enable us to fund our operating expenses into the second half of 2020.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of setmelanotide for at least several years. We cannot predict if, when, or to what extent we will generate revenues from the commercialization and sale of setmelanotide. Setmelanotide is currently our only product candidate in clinical development, and we may never succeed in achieving regulatory approval for setmelanotide or any other product candidate that we decide to pursue in the future.

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

•	employee‑related expenses including salaries, benefits, and stock‑based compensation expense;
•	the cost of lab supplies and acquiring, developing, and manufacturing preclinical and clinical study materials; and
•	facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our current research and development expenses:

	December 31,
Research and development summary	2018	2017	2016
Research and development expense	$50,337	$22,894	$19,594

We are unable to predict the duration and costs of the current or future clinical trials of our product candidates. The duration, costs, and timing of clinical trials and development of setmelanotide will depend on a variety of factors, including:

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

A change in the outcome of any of these variables with respect to the development of our product candidates would significantly change the costs and timing associated with its development and potential commercialization.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our setmelanotide and RM-853 development programs progress. However, we do not believe that it is possible at this time to accurately project total program‑specific expenses to commercialization and there can be no guarantee that we can meet the funding needs associated with these expenses.

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

The following table summarizes our current selling, general and administrative expenses.

	December 31,
Selling, general and administrative summary	2018	2017	2016
Selling, general and administrative expense	$28,080	$9,518	$6,311

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

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate the value associated with goods and services received in the period in connection with research and development activities. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost, or alternatively, the deferral of amounts paid for goods or services to be incurred in the future. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses or prepaid expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at the time those financial statements are prepared. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include fees paid to CROs, CMOs and consultants in connection with research and development activities.

We accrue our expenses related to CROs, CMOs and consultants based on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs, CMOs and consultants that conduct research and development and manufacturing on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. The allocation of CRO upfront expenses for both clinical trials and preclinical studies generally tracks actual work activity. However, there may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees delivered over a period of time, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust accrued or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

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

We have classified our 2017 Series A Investor Instrument (see note 4 to our financial statements included elsewhere in this Annual Report on Form 10-K) a liability as it is a free‑standing financial instrument.  The 2017 Series A Investor Instrument was recorded at fair value upon the issuance of our series A preferred stock in January 2017 and subsequently remeasured to fair value at each reporting period. Changes in fair value of this financial instrument is recognized as a component of other income (expense), net in the statement of operations and comprehensive loss. We estimated the fair value of the 2017 Series A Investor Right/Obligations as the probability‑weighted present value of the expected benefit of the investment.

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

Stock-based compensation

 In August 2015, our Board of Directors and our stockholders approved and we adopted the 2015 equity incentive plan, as amended and in effect prior to the closing of our IPO, or the 2015 Plan, which we terminated upon consummation of our IPO and replaced with the 2017 equity incentive plan, or the 2017 Plan. The 2017 Plan provides for the grant of incentive and non-qualified stock options and restricted stock and stock grants to employees, consultants, advisors and directors, as determined by the Board of Directors. As of December 31, 2018, we have reserved 4,793,168 shares of common stock under the 2017 Plan. Shares of common stock issued upon exercise of stock options are generally issued from authorized but unissued shares. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock, and not less than 110% for participants who own more than 10% of the voting power. Options and restricted stock granted under the 2017 Plan will vest over periods as determined by our Compensation Committee and approved by our Board of Directors.

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Previously, due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours including enterprise value, risk profiles and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. Upon adopting ASU 2016-09, Improvements to Employee Share‑Based Payment Accounting (Topic 718) on January 1, 2017, we have elected to account for forfeitures as they occur.  Upon adopting ASU 2018-07, Improvements to Nonemployee Share‑Based Payment Accounting (Topic 718) on July 1, 2018, we elected that unsettled equity-classified awards to nonemployees for which a measurement date has not been established to be measured using the adoption date fair value.

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

We account for uncertain tax positions in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 740, Accounting for Income Taxes, or ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2018, we do not have any uncertain tax positions.

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

As of December 31, 2018, we had net operating loss carryforwards to reduce federal and state incomes taxes of approximately $136.2 million and $113.4 million, respectively. If not utilized, these carryforwards begin to expire in 2033. Of the federal net operating loss carryforwards at December 31, 2018, $63.1 million can be carried forward indefinitely.  At December 31, 2018, we also had available research and development tax credits for federal and state income tax purposes of approximately $2.9 million and $0.8 million, respectively.  Additionally, as of December 31, 2018, we had a federal orphan drug credits related to qualifying research of $4.3 million.  These tax credit carryforwards begin to expire in 2033 for federal purposes and 2028 for state purposes.

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

Results of Operations

Comparison of years ended December 31, 2018 and 2017.

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$50,337	$22,894	$27,443	120%
Selling, general, and administrative	28,080	9,518	18,562	195%
Total operating expenses	78,417	32,412	46,005	142%
Loss from operations	(78,417)	(32,412)	(46,005)	142%
Other income (loss)	4,353	(1,297)	5,650	NM %
Net loss and comprehensive loss	$(74,064)	$(33,709)	$(40,355)	120%

Research and development expense. Research and development expense increased by $27.4 million to $50.3 million in 2018 from $22.9 million in 2017, an increase of 120%. The increase was primarily due to the following:

•

an increase of  $6.5 million in employee related costs due to the hiring of additional full-time employees to support the growth of our research and development programs.  We began a significant increase in headcount during the second half of 2017 as well as throughout 2018;

•

an increase of $5.0 million related to our clinical trials associated with setmelanotide.  Our POMC deficiency obesity and LEPR deficiency obesity Phase 3 trials were fully enrolled in first half of 2018.  We expanded our Phase 2 basket study and began two new programs, our extension study for existing protocols and a new Phase 3 study for a combined Bardet‑Biedl syndrome and Alström syndrome;

•	an increase of $4.4 million due to the non-cash expense related to the license acquired from Takeda for RM-853;
•

an increase of $3.4 million related to genetic sequencing efforts designed to improve identification of patients with MC4 pathway deficiencies and expanding our development programs and discovery efforts focused on identifying new clinical candidates and additional indications of interest;

•

an increase of $4.2 million in consulting and professional services associated with the creation of our U.S. and EU Medical Science Liaison field force, our medical communication programs and our chemistry, manufacturing and controls quality control programs; and

•	an increase of $1.0 million related to the continued manufacturing of setmelanotide for clinical trials and the manufacturing of RM‑853 for preclinical development.

Selling, General and administrative expense. Selling, general and administrative expense increased by $18.6 million to $28.1 million in 2018 from $9.5 million in 2017, an increase of 195%. The increase was primarily due to the following:

•

an increase of $4.4 million in employee related costs in connection with the hiring of additional full-time employees to support planned commercial activities, operations and the continued build of finance and human resource functions;

•

an increase of $8.7 million which relate to expenses incurred to increase disease awareness about rare genetic causes of obesity among healthcare providers and patients and our preparations for a potential commercial launch, if we are successful in our efforts to obtain regulatory approval of setmelanotide in the United States.  We began the initiation of our pre-commercial activities in the second half of 2017.  Approximately $1.8 million of this increase related to costs associated with the rollout of our disease education campaigns including our media outreach program with two new websites and various social media programs; and

•

an increase of $1.9 million related to professional fees associated with expanding operations, including costs related to IT and legal services, including legal expenses to pursue patent protection of our intellectual property for both setmelanotide and RM-853, as well as fees associated with being a public company.

Comparison of years ended December 31, 2017 and December 31, 2016.

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,		Change
	2017	2016	$	%

Statement of Operations Data:
Operating Expenses:
Research and development	$22,894	$19,594	$3,300	17%
General, and administrative	9,518	6,311	3,207	51%
Total operating expenses	32,412	25,905	6,507	25%
Loss from operations	(32,412)	(25,905)	(6,507)	(25)%
Other income (loss)	(1,297)	33	(1,330)	NM %
Net loss and comprehensive loss	$(33,709)	$(25,872)	$(7,837)	(30)%

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

Liquidity and Capital Resources

As of December 31, 2018, our existing cash and cash equivalents and short‑term investments were approximately $252.1 million.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(62,056)	$(29,460)	$(23,219)
Investing activities	(87,148)	(110,044)	(5,110)
Financing activities	164,686	167,200	—
Net increase in cash, cash equivalents and restricted cash	$15,482	27,696	(28,329)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $62.1 million for the year ended December 31, 2018, and consisted primarily of a net loss of $62.7 million adjusted for non‑cash items, which consisted of the non-cash research and development license expense for RM-853, stock‑based compensation and depreciation and amortization.

Net cash used in operating activities was $29.5 million for the year ended December 31, 2017, and consisted primarily of a net loss of $29.4 million adjusted for non‑cash items, which were comprised of stock‑based compensation, depreciation and amortization and the mark to market revaluation of the 2017 Series A Investor Instrument. The significant items in the change in operating assets and liabilities include an increase in accounts payable, accrued expenses and other current liabilities of $1.9 million offset by an increase of approximately $1.9 million in prepaid expenses and other current assets.

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

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2018 relates to the net purchases of short‑term investments of $86.4 million and fixed asset additions of $0.7 million related to the implementation of our new enterprise resource planning system and costs related to the expansion of our office facilities following the amendment of our long-term lease.

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

Net cash provided by financing activities

Net cash provided by financing activities was $164.7 million for the year ended December 31, 2018, which represents the net proceeds of $162.9 million from our common stock offering in June 2018 and $1.8 million of cash proceeds from the exercise of stock options.

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

We expect that our existing cash and cash equivalents, will enable us to fund our operating expenses into the second half of 2020. We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of clinical trials for our setmelanotide program;
•	the costs, timing and outcome of regulatory review of our setmelanotide program;
•	the cost to commercialize setmelanotide, if approved, by building an internal sales force or entering into collaborations with third parties;
•	the obligations owed to Ipsen Pharma S.A.S., or Ipsen, Camurus AB, or Camurus and Takeda pursuant to our license agreements;
•	the extent to which we acquire or in‑license other product candidates and technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims; and
•	our ability to establish and maintain additional collaborations on favorable terms, if at all.

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

In August 2018, we amended our existing Lease Agreement for our head office facility in Boston, Massachusetts. The new lease term will commence in May 2019 and has a term of six years with a five-year renewal option to extend the lease.  We currently lease 6,800 square feet of office space which will then be increased to approximately 13,600 square feet of office space upon commencement of this new agreement.

Future minimum payments under the Lease Agreement, as amended, are as follows:

Operating Lease
2019	$425
2020	786
2021	802
2022	818
2023	834
Thereafter	1,353
Total	$5,018

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

Item 9A. Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, we completed an evaluation, as of December 31, 2018, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of Rhythm’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that Rhythm’s internal control over financial reporting was effective, as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2018, the Company implemented a new Enterprise Resource Planning (ERP) system.  As a result of this implementation, the Company modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP system.  Except with respect to the continued implementation of the ERP system, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC.  Our website is not considered part of this report or any other filing that we make with the SEC.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

Item 16. 10-K Summary

None

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/25/2017	3.3
3.2	Amended and Restated Bylaws.	S-1/A	9/25/2017	3.5
4.1	Form of Common Stock Certificate.	S-1/A	9/25/2017	4.1
4.2	Amended and Restated Investors' Rights Agreement, dated August 21, 2017.	S-1	9/5/2017	4.2
4.3	Form of Subordinated Indenture to be entered into between the registrant and a trustee acceptable to the registrant.	S-3	11/9/2018	4.3
4.4	Form of Senior Indenture to be entered into between the registrant and a trustee acceptable to the registrant.	S-3	11/9/2018	4.4
10.1†	Form of Indemnification Agreement.	S-1/A	9/25/2017	10.1
10.2†	2017 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	10-Q	11/14/2017	10.2
10.3‡	License Agreement, dated March 21, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Ipsen Pharma S.A.S.	S-1	9/5/2017	10.6
10.4‡	Development and Manufacturing Services Agreement, dated July 17, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Peptisyntha Inc. (n/k/a Corden Pharma International).	S-1	9/5/2017	10.7
10.5‡	License Agreement dated January 4, 2016, by and between the Registrant and Camurus AB.	S-1	9/5/2017	10.8
10.6	Amended and Restated Payroll Services Agreement, dated March 21, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Rhythm Pharmaceuticals, Inc.	S-1	9/5/2017	10.9
10.7†	Rhythm Pharmaceuticals, Inc. 2017 Employee Stock Purchase Plan.	10-Q	11/14/2017	10.10
10.8	Lease, dated November 25, 2015, by and between 500 Boylston & 222 Berkeley Owner (DE) LLC and the Registrant.	S-1	9/5/2017	10.11
10.9*	First Amendment to Lease, dated April 15, 2016.
10.10	Second Amendment to Lease, dated August 6, 2018.	8-K	8/9/2018	10.1
10.11†	Offer Letter, dated September 13, 2017, by and between the Registrant and Keith M. Gottesdiener.	10-Q	8/8/2018	10.2
10.12	Development and Manufacturing Services Agreement, dated as of December 21, 2016, by and between Registrant and Recipharm Monts S.A.S.	S-1	9/5/2017	10.15
10.13†	Offer Letter, dated September 13, 2017, by and between the Registrant and Hunter Smith.	10-Q	8/8/2018	10.3
10.14†	Offer Letter, dated September 13, 2017, by and between the Registrant and Nithya Desikan.	10-Q	8/8/2018	10.4
10.15*	Offer Letter, dated September 13, 2017, by and between the Registrant and Lex H.T. Van der Ploeg.
10.16†	Summary of Non‑Employee Director Compensation Policy.	10-Q	5/14/2018	10.2

10.17†	2015 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	S-1/A	9/25/2017	10.21
10.18‡	License Agreement, dated March 30, 2018, by and between Registrant and Takeda Pharmaceutical Company Limited.	10-Q	5/14/2018	10.1
10.19†	First Amendment to the 2017 Employee Stock Purchase Plan.	S-1	6/18/2018	10.17
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*            Filed herewith

**          Furnished and not filed herewith

†            Indicates management contract or compensatory plan.

‡            Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act.

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

Name	Title	Date

/s/ Keith M. Gottesdiener	Chief Executive Officer and Director	March 8, 2019
Keith M. Gottesdiener	(Principal Executive Officer)

/s/ Hunter Smith	Chief Financial Officer	March 8, 2019
Hunter Smith	(Principal Financial and Accounting Officer)

/s/ Neil Exter	Director	March 8, 2019
Neil Exter

/s/ Todd Foley	Director	March 8, 2019
Todd Foley

/s/ Christophe R. Jean	Director	March 8, 2019
Christophe R. Jean

/s/ Ed Mathers	Director	March 8, 2019
Ed Mathers

/s/ David W. J. McGirr	Director	March 8, 2019
David W. J. McGirr

/s/ David P. Meeker	Director, Chairman of the Board	March 8, 2019
David P. Meeker

RHYTHM PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rhythm Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rhythm Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 8, 2019

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$49,542	$34,236
Short-term investments	202,519	113,846
Prepaid expenses and other current assets	6,628	2,589
Total current assets	258,689	150,671
Property, plant and equipment, net	1,120	840
Restricted cash	401	225
Total assets	$260,210	$151,736
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$7,640	$2,427
Deferred rent	—	83
Accrued expenses and other current liabilities	5,942	4,210
Total current liabilities	13,582	6,720
Long-term liabilities:
Deferred rent	372	228
Total liabilities	13,954	6,948
Commitments and contingencies
Preferred stock:
Convertible Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized; 34,410,725 and 27,284,140 shares issued and outstanding December 31, 2018 and December 31, 2017, respectively	34	27
Additional paid-in capital	430,824	255,013
Accumulated deficit	(184,602)	(110,252)
Total stockholders’ equity	246,256	144,788
Total liabilities, convertible preferred stock and stockholders’ equity	$260,210	$151,736

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Operating expenses:
Research and development	$50,337	$22,894	$19,594
Selling, general, and administrative	28,080	9,518	6,311
Total operating expenses	78,417	32,412	25,905
Loss from operations	(78,417)	(32,412)	(25,905)
Other income (expense):
Revaluation of Series A Investor Instrument and Series A Investor Right/Obligation	—	(1,863)	—
Interest income, net	4,353	566	33
Total other income (expense):	4,353	(1,297)	33
Net loss and comprehensive loss	$(74,064)	$(33,709)	$(25,872)
Net loss attributable to common stockholders	$(74,064)	$(37,582)	$(29,074)
Net loss attributable to common stockholders per common share, basic and diluted	$(2.39)	$(2.83)	$(2.85)
Weighted average common shares outstanding, basic and diluted	31,004,047	13,267,960	10,196,292

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share data)

									Total
	Series A Convertible				Series A-1 Junior		Additional		Stockholders’
	Preferred Stock		Common Stock		Preferred Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2015	40,000,000	$40,000	10,196,292	$10	—	$—	$42,662	$(50,671)	$(7,999)
Stock compensation expense	—	—	—	—	—	—	1,168	—	1,168
Net loss	—	—	—	—	—	—	—	(25,872)	(25,872)
Balance at December 31, 2016	40,000,000	$40,000	10,196,292	$10	—	$—	$43,830	$(76,543)	$(32,703)
Stock compensation expense	—	—	—	—	—	—	2,278	—	2,278
Issuance of common stock in connection with exercise of stock options	—	—	152,671	—	—	—	700	—	700
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(141)	—	(141)
Issuance of Series A Convertible Preferred Stock	40,949,999	40,622	—	—	—	—	(108)	—	(108)
Settlement of Series A investor instrument	—	328	—	—	—	—	1,863	—	1,863
Exchange of common stock held by LLC entity for Series A-1 Junior Preferred Stock	—	—	(8,578,661)	(8)	78,666,209	79	(71)	—	—
Issuance of common stock upon completion of initial public offering, net of offering costs	—	—	8,107,500	8	—	—	125,650	—	125,658
Conversion of Series A Convertible Preferred Stock and Series A-1 Junior Preferred Stock into common stock on a 9.17 to 1 basis	(80,949,999)	(80,950)	17,406,338	17	(78,666,209)	(79)	81,012	—	80,950
Net loss	—	—	—	—	—	—	—	(33,709)	(33,709)
Balance at December 31, 2017	—	—	27,284,140	27	—	—	255,013	(110,252)	144,788
Adoption of new accounting standard	—	—	—	—	—	—	286	(286)	—
Stock compensation expense	—	—	—	—	—	—	6,390	—	6,390
Shares issued for license agreement	—	—	223,544	—	—	—	4,448	—	4,448
Issuance of common stock upon completion of public offering, net of offering costs	—	—	6,591,800	7	—	—	162,871	—	162,878
Issuance of common stock in connection with exercise of stock options	—	—	311,241	—	—	—	1,808	—	1,808
Change in unrealized loss on marketable securities	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	(74,064)	(74,064)
Balance at December 31, 2018	—	$—	34,410,725	$34	—	$—	$430,824	$(184,602)	$246,256

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Year ended December 31,
	2018	2017	2016

Operating activities
Net loss	$(74,064)	$(33,709)	$(25,872)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash research and development license expense	4,448	—	—
Stock-based compensation expense	6,390	2,278	1,168
Depreciation and amortization	442	223	144
Non-cash rent expense	61	(76)	11
Mark to market revaluation of series A investor instrument	—	1,863	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,286)	(1,889)	41
Deferred issuance costs	—	9	1,472
Tenant improvement allowance	—	—	376
Accounts payable, accrued expenses and other current liabilities	6,953	1,946	160
Deferred grant income	—	—	(249)
Due to related parties	—	(105)	(470)
Net cash used in operating activities	(62,056)	(29,460)	(23,219)
Investing activities
Purchases of short-term investments	(248,592)	(126,917)	(15,222)
Maturities of short-term investments	162,166	17,006	11,169
Purchases of property, plant and equipment	(722)	(133)	(1,057)
Net cash used in investing activities	(87,148)	(110,044)	(5,110)
Financing activities
Net proceeds from issuance of common stock	162,878	125,658	—
Proceeds from the exercise of stock options	1,808	700	—
Net proceeds from issuance of Series A Convertible Preferred Stock	—	40,842	—
Net cash provided by financing activities	164,686	167,200	—
Net increase in cash, cash equivalents and restricted cash	15,482	27,696	(28,329)
Cash, cash equivalents and restricted cash at beginning of period	34,461	6,765	35,094
Cash, cash equivalents and restricted cash at end of period	$49,943	$34,461	$6,765

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

In March 2013, the Predecessor Company underwent a corporate reorganization, (the “Corporate Reorganization”), pursuant to which all of the outstanding equity securities of the Predecessor Company were exchanged for units of Rhythm Holding Company, LLC, a newly‑organized limited liability company (the “LLC entity”). After the consummation of this exchange and as part of the Corporate Reorganization, the Predecessor Company contributed setmelanotide and the MC4 receptor agonist program to the Company and distributed to the LLC entity all of the then issued and outstanding shares of the Company's stock. The result of the Corporate Reorganization was that the Company and the Predecessor Company became wholly‑owned subsidiaries of the LLC entity and the two product candidates and related programs that were originally held by the Predecessor Company were separated, with relamorelin and the ghrelin agonist program being retained by the Predecessor Company and setmelanotide and the MC4 receptor agonist program being held by the Company. The Predecessor Company, after consummation of the Corporate Reorganization, is referred to within these Notes to Financial Statements as the Relamorelin Company and/or Motus.

On October 13, 2015, the Relamorelin Company changed its name to Motus Therapeutics, Inc. (“Motus”) and the Company changed its name to Rhythm Pharmaceuticals, Inc. On December 15, 2016, Motus was sold to a large pharmaceutical company. On August 21, 2017, the LLC entity distributed to its members all of its shares of the Company (see Note 5 for further discussion).

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $74,064 $33,709 and $25,872 during the years ended December 31, 2018, 2017 and 2016, respectively, and had an accumulated deficit of $184,602 as of December 31, 2018.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock as well as capital contributions received from the Predecessor Company, the Relamorelin Company and the LLC entity. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. At December 31, 2018, the Company had $252,061 of cash and cash equivalents and short‑term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity and funded research and development programs, to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operating plan into the second half of 2020.

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

The Company has historically existed and functioned as part of the consolidated businesses of the Predecessor Company. As noted above, the Predecessor Company's setmelanotide and the MC4 receptor agonist program were transferred to the Company as part of the Corporate Reorganization on March 21, 2013. These financial statements include the results of operations of setmelanotide and the MC4 receptor agonist program from its inception. As part of the Corporate Reorganization, the Company also entered into a formal payroll services intercompany agreement with the Relamorelin Company. On November 16, 2016, the employees of the Relamorelin Company that were providing services to the Company, terminated their employment contracts with the Relamorelin Company and entered into new employment agreements with the Company. On December 15, 2016, the Relamorelin Company closed on its sale to a large pharmaceutical company.  During 2016, costs have been allocated to the Company for the purposes of preparing the financial statements based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method which allocates expenses based upon the percentage of employee time and research and development effort expended on the Company's business as compared to total employee time and research and development effort of the combined Motus and Rhythm. The proportional use basis adopted to allocate shared costs is in accordance with the guidance of SEC Staff Accounting Bulletin (“SAB”) Topic 1B, Allocation Of Expenses And Related Disclosure In Financial Statements Of Subsidiaries, Divisions Or Lesser Business Components Of Another Entity. Management has determined that the method of allocating costs to the Company is reasonable. Cost allocation was no longer required subsequent to the 2016 sale of the Relamorelin Company.

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

On June 25, 2018 the Company completed its public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. The Company received gross proceeds of approximately $174,155 or net proceeds of $162,878 after deducting underwriting discounts, commissions and offering expenses.

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

Restricted Cash

Restricted cash consists of security deposits in the form of letter of credits placed in a separate restricted bank accounts as required under the terms of the Company’s new lease arrangement for its corporate office in Boston, Massachusetts and the Company’s corporate travel credit cards .

Deferred Issuance Costs

Deferred issuance costs, which consist of direct incremental legal and accounting fees relating to the IPO, were capitalized and included in non-current assets. The deferred issuance costs were to be offset against IPO proceeds upon the consummation of the offering. In the event the offering was terminated, deferred issuance costs would be expensed.

The Company had capitalized $1,825 of deferred issuance costs related to a prior registration statement confidentially submitted to the Securities and Exchange Commission in 2016. In the fourth quarter of 2016, the Company wrote off these deferred issuance costs to general and administrative expenses because the offering was postponed significantly in excess of 90 days. As a result, the costs were not deemed realizable as the Company incurred similar costs in connection with its IPO in October 2017.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of costs incurred in advance of services being received, including services related to clinical trial programs.

	December 31,
	2018	2017
Prepaid research and development costs	$5,288	$1,533
Other current assets	1,340	1,056
Prepaid expenses and other current assets	$6,628	$2,589

Property, Plant and Equipment

Property, Plant and Equipment consists of the following:

	Useful	December 31,
	Life	2018	2017
Leasehold improvements	*	$1,103	$891
Office equipment	5 years	70	70
Computers and software	3 years	411	19
Furniture and fixtures	5 years	345	227
		1,929	1,207
Less accumulated depreciation and amortization		(809)	(367)
Property, Plant and Equipment, net		$1,120	$840

*Shorter of asset life or lease term.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 — Quoted market prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s cash equivalents and marketable securities at December 31, 2018 and 2017 were carried at fair value, determined according to the fair value hierarchy; see Note 4.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2018 and 2017, respectively.

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

The Company recognizes government grants upon the determination that it will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Government grants for research and development efforts are deducted in reporting the related expense in the statement of operations. Government grant income received during the year ended December 31, 2018, 2017 and 2016 of $210, zero and $642, respectively, and is included as a deduction to research and development expense in the consolidated statements of operations.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2018, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Year Ended
	December 31,
	2018	2017	2016
Stock options	2,616,530	1,832,639	1,064,394
Series A convertible preferred shares	—	—	4,362,050
Total	2,616,530	1,832,639	5,426,444

Basic and diluted earnings per share is calculated as follows:

	Year Ended
	December 31,
	2018	2017	2016
Numerator:
Net loss	$(74,064)	$(33,709)	$(25,872)
Cumulative dividends on convertible preferred shares	—	(3,873)	(3,202)
Loss attributable to common shares—basic and diluted	$(74,064)	$(37,582)	$(29,074)
Denominator:
Weighted-average number of common shares—basic and diluted	31,004,047	13,267,960	10,196,292
Loss per common share—basic and diluted	$(2.39)	$(2.83)	$(2.85)

Patent Costs

Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expenses. Patent costs were $637, $180 and $231 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842). ASU 2016‑02 which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required to be applied to leases existing as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.    Currently, the Company is gathering information, reviewing its portfolio of existing leases, and continuing to evaluate the potential changes to the Company’s future financial reporting and disclosures that may result from adopting this ASU. The Company plans to elect the practical expedient which will allow it to not apply the amended lease accounting guidance to comparative periods that will be presented. The Company expects that all of its lease commitments will be subject to the new standard with the cumulative effect of adoption recognized to retained earnings on January 1, 2019.

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016‑18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU January 1, 2018 and has applied its content to statements of cash flows for the year ended December 31, 2018, 2017 and 2016 presented herein.

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

In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”).  ASU 2018-13 removes, modifies and adds to the disclosure requirements on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance will become effective in fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this updated guidance. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this updated guidance and delay adoption of the additional disclosures until their effective date. The Company does not plan to early adopt this ASU, and we are currently evaluating the impact of this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”).  ASU 2018-15 helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments.  This guidance will become effective in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company has early adopted ASU 2018‑15 in the fourth quarter of 2018 and the adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

3. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2018	2017
Research and development costs	$2,614	$2,771
Professional fees	858	327
Payroll related	2,410	1,094
Other	60	18
Accrued expenses	$5,942	$4,210

4. Fair Value of Financial Assets and Liability

As of December 31, 2018 and 2017, the carrying amount of cash and cash equivalents and short‑term investments was $252,061 and $148,082, respectively, which approximates fair value. Cash and cash equivalents and short‑term investments includes investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 and had a total balance of $37,019 and $34,698 as of December 31, 2018 and 2017, respectively.  The financial assets valued based on level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

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

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$5,976	$—	$5,976
Money Market Funds	37,019	—	—	37,019
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	202,519	—	202,519
Total	$37,019	$208,495	$—	$245,514

	Fair value Measurements as of
	December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities	$—	$15,104	$—	$15,104
Money Market Funds	17,753	—	—	17,753
Marketable Securities:
Corporate Debt Securities	—	96,901	—	96,901
U.S. Treasury Securities	16,945	—	—	16,945
Total	$34,698	$112,005	$—	$146,703

Marketable Securities

The following tables summarize the Company's marketable securities:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities and Commercial Paper (due within 1 year)	$202,653	$23	$(157)	$202,519
U.S. Treasury Securities (due within 1 year)	—	—	—	—
	$202,653	$23	$(157)	$202,519

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities (due within 1 year)	$97,029	$—	$(128)	$96,901
U.S. Treasury Securities (due within 1 year)	16,958	—	(13)	16,945
	$113,987	$—	$(141)	$113,846

Below is a roll forward of the fair value of the financial liability, the 2017 Series A Investor Instrument for the year ended December 31, 2017:

2017 Series A Investor
Instrument
Fair value at December 31, 2016	$—
Fair value upon the January 2017 Initial Closing, net	328
Change in fair value	1,863
Reclassification of liability upon August 2017 Second Tranche Closing	(2,191)
Fair value at December 31, 2017	$—

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

5. Preferred Stock and Common Stock

Preferred Stock

Upon the closing of the IPO in October 2017, the Series A convertible preferred stock automatically converted into shares of common stock on a 9.17‑for‑1 basis.

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

On April 3, 2018, in association with the Takeda license agreement, the Company issued 223,544 shares of common stock.  See Note 7 for further discussion.

On June 25, 2018 the Company completed its public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. The Company received gross proceeds of approximately $174,155 or net proceeds of $162,878 after deducting underwriting discounts, commissions and offering expenses.

6. Stock‑based Compensation

2017 Equity Incentive Plan

2017 Plan Overview

Prior to August 2015, we did not have our own equity compensation plan. In August 2015, our Board of Directors and our stockholders approved and we adopted the 2015 equity incentive plan, as amended and in effect prior to the closing of our IPO, or the 2015 Plan, which we terminated upon consummation of our IPO and replaced with the 2017 equity incentive plan, or the 2017 Plan.  The 2017 Plan provides for the grant of incentive and non‑qualified stock options and restricted stock awards to employees, consultants, advisors and directors, as determined by the board of directors. As of December 31, 2018 the Company has reserved 4,793,168 shares of common stock to be issued under the Plan. The number of shares authorized under the 2017 Plan will be increased each January 1, commencing on January 1, 2017 and ending on (and including) January 1, 2027, by an amount equal to 4% of the outstanding shares of stock outstanding as of the end of the immediately preceding fiscal year. On January 1, 2018 and 2019, 1,091,366 and 1,376,429 shares, respectively, were added to the 2017 Plan.  Notwithstanding the foregoing, our board of directors may act prior to January 1 for a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 Plan for such year, or that the increase in the number of shares authorized under the 2017 Plan for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.  Shares of common stock issued upon exercise of stock options are generally issued from new shares of the Company. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company, and not less than 110% for participants who own more than 10% of the Company's voting power. Options and restricted stock granted under the Plan will vest over periods as determined by the Company's board of directors. For options granted to date, the exercise price equaled the fair value of the common stock as determined by the board of directors on the date of grant.

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

The grant date fair value of awards subject to service‑based vesting, net of estimated forfeitures, is recognized ratably over the requisite service period, which is generally the vesting period of the respective awards. The Company's stock option awards typically vest over a service period that ranges from three to four years and includes awards with one year cliff vesting followed by ratable monthly and quarterly vesting thereafter and ratable monthly and quarterly vesting beginning on the grant date.

During the years ended December 31, 2018, 2017 and 2016, the Company granted 1,218,790, 1,112,717 and 164,229 common stock option awards to certain directors, employees and non‑employees, respectively.

Using the Black-Scholes option pricing model, the weighted average grant date fair value relating to outstanding stock options granted under the Company’s stock option plan during the year ended December 31, 2018 was $17.27.

The fair value of share options granted to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Year ended
	December 31,
	2018	2017	2016
Risk‑free interest rate	2.73%	1.97%	1.39%
Expected term (in years)	5.89	5.95	6.25
Expected volatility	62.21%	66.18%	74.20%
Expected dividend yield	—	—	—

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

Prior to the adoption of ASU 2018-07, options granted to non-employees used an expected term of 10 years, which is the contractual term of each option.  All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

A summary of the Company's common stock option activity for the year ended December 31, 2018 is as follows:

			Weighted‑
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2017	1,832,639	$7.04	8.48	$—
Granted	1,218,790	28.45	—	—
Exercised	(316,736)	5.71	—	7,980
Cancelled	(118,163)	18.21	—	—
Outstanding as of December 31, 2018	2,616,530	$16.67	8.58	$29,424
Options vested and expected to vest as of December 31, 2018	2,616,530	$16.67	8.58	$29,424
Options exercisable at December 31, 2018	853,530	$8.83	7.86	$15,432

The following summarizes information about stock options at December 31, 2018 by range of exercise prices:

			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
Range of		Number	Contractual	Exercise	Number	Exercise
Exercise Prices		Outstanding	Term	Price	Exercisable	Price
$ 4.59	$ 6.88	1,258,425	7.97	$6.00	644,446	$5.70
$ 7.52	$ 26.88	895,215	8.98	23.36	202,847	18.11
$ 28.00	$ 35.85	462,890	9.50	32.70	6,237	30.60
		2,616,530	8.58	$16.67	853,530	$8.83

The following table summarizes the classification of the Company's stock‑based compensation expenses related to stock options, restricted stock units and the employee stock purchase plan recognized in the Company's statements of operations and comprehensive loss.

	Year Ended
	December 31,
	2018	2017	2016
Research and development	$2,793	$927	$507
Selling, general, and administrative	3,597	1,351	661
Total	$6,390	$2,278	$1,168

Stock-based compensation expense by award type recognized during the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended
	December 31,
	2018	2017	2016
Stock options	$6,241	$2,084	$993
Employees stock purchase plan	65	—	—
Restricted stock units	84	194	175
Total	$6,390	$2,278	$1,168

During 2017, there were three awards subject to modification accounting under ASC 718-20-35-3 through 35-4. Per terms of separation with a former employee, three months of accelerated vesting was granted for the former employee’s three stock option awards. As a result, the Company recognized incremental expense for the stock option awards of $254.

As of December 31, 2018, the Company has unrecognized compensation cost of $19,897 related to non‑vested employee, non‑employee and director awards that is expected to be recognized over a weighted‑average period of 2.67 years.

LLC Incentive Plan

The Company was allocated stock compensation expense from the LLC entity's plan using the same proportional use basis for other shared costs, see Note 2.   The remainder of this Note discloses the stock‑based compensation activity of the Predecessor Company and the LLC entity.

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

The holder of a restricted common unit is entitled to one vote per unit. After the payment of all preferential amounts to the holders of the convertible preferred units, the holder of a restricted common unit is entitled to their pro rata share of the remaining consideration, if any, based on the number of restricted common units held by the holder.

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

A summary of the LLC entity's restricted common unit activity for the year ended December 31, 2018 is as follows:

		Weighted‑
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Unit
Outstanding unvested as of December 31, 2017	23,569	$5.06
Granted	—	—
Vested	(16,555)	5.06
Cancelled	(7,014)	5.06
Outstanding unvested as of December 31, 2018	—	$—

2017 Employee Stock Purchase Plan

The Company’s board of directors has adopted and the Company’s stockholders have approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective in connection with the completion of the Company’s IPO in October 2017. As of December 31, 2018 a total of 272,841 shares of common stock were reserved for issuance under this plan. In addition, The number of shares authorized under the 2017 ESPP will be increased each January 1, commencing on January 1, 2019 and ending on (and including) January 1, 2027, by an amount equal to the lesser of 1% of outstanding shares as of the end of the immediately preceding fiscal year and 682,102. On January 1, 2019, 344,107 shares were added to the 2017 ESPP.  Notwithstanding the foregoing, our board of directors may act prior to January 1 of a given year to provide that there will be no such January 1 increase in the number of shares authorized under the ESPP for such year, or that the increase in the number of shares authorized under the ESPP for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.  No shares were issued under this plan during the year ended December 31, 2018.

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

In January 2016, the Company entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus' drug delivery technology. The contract includes a non‑refundable and non‑creditable signing fee of $500, which was paid during January 2016. The Camurus agreement also includes up to $7,750 in one‑time, non‑refundable development milestones achievable upon certain regulatory successes. The Company is also required to pay to Camurus, mid to mid‑high single digit royalties, on a product‑by‑product and country‑by‑country basis of annual net sales, until the later of (i) 10 years after the date of first commercial sale of such product in such country; or (ii) the expiration of the last to expire valid claim of all licensed patent rights in such country covering such product. The Company is also required to pay one‑time, non‑refundable, non‑creditable sales milestones upon the achievement of certain sales levels for such product that cannot be in excess of $57,000.

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

8. Commitments and Contingencies

The Company’s corporate headquarters are located in Boston, Massachusetts, where it leases approximately 6,800 square feet of office space pursuant to lease agreements expiring in May 2021. This facility houses the Company’s research, clinical, regulatory, commercial and administrative personnel.  In August 2018, the Company amended its existing lease agreement and the new lease term will commence in May 2019 and has a term of six years with a five-year renewal option to extend the lease.  The Company will lease approximately 13,600 square feet of office space.  Rent expense for the years ended December 31, 2018, 2017 and 2016 was $359, $215 and $179, respectively.

Future minimum payments under the Lease Agreement as of December 31, 2018, are as follows:

2019	$425
2020	786
2021	802
2022	818
2023	834
Thereafter	1,353
Total	$5,018

9. Related‑Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $2,005, $2,400 and $619 for the years ended December 31, 2018, 2017 and 2016, respectively. Outstanding payments due to these related parties as of December 31, 2018 and 2017 were $260 and $90, respectively and were included within accounts payable on the balance sheet.

The Company shared costs with the Relamorelin Company, its affiliate, including payroll, facilities, information technology and other research and development and general and administrative overhead costs. Additionally, the Relamorelin Company had paid certain Company expenses directly on behalf of the Company. Shared costs incurred by the Relamorelin Company and Company expenses paid by the Relamorelin Company on behalf of the Company are allocated from the Relamorelin Company to the Company as described in Note 1 and Note 2. These net costs totaled $1,570 for the year ended December 31, 2016.  The Relamorelin Company was sold to a large pharmaceutical company on December 15, 2016.

10. Income Tax

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

For the years ended December 31, 2018, 2017 and 2016 the Company did not have a current or deferred income tax expense or benefit as the entity has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

A reconciliation of the income tax benefit at the federal statutory tax rate to the Company's effective income tax rate follows:

	As of
	December 31,
	2018	2017	2016
Statutory tax rate	21.00%	34.00%	34.00%
State tax, net of federal benefit	6.90%	4.08%	2.63%
Research and development credit	1.52%	1.87%	1.34%
Orphan drug credit	1.95%	2.29%	2.15%
Non deductible deferred issuance costs	—%	—%	(2.40)%
Tax law change	—%	(27.98)%	—%
Stock compensation	0.46%	(1.84)%	—%
Investor instrument revaluation	—%	(1.88)%	—%
Other	0.05%	(0.07)%	(1.32)%
Change in valuation allowance	(31.88)%	(10.47)%	(36.40)%
Effective tax rate	—%	—%	—%

The principal components of the Company's deferred tax assets are as follows:

	As of
	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$35,776	$18,325
Research and development credits	3,456	2,317
Orphan drug credit	4,286	2,333
Capitalized license fee	1,760	500
Other	2,401	599
Total gross deferred tax assets	47,679	24,074
Valuation allowance	(47,679)	(24,074)
Net deferred tax assets	$—	$—

On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act ("The Act"), was enacted. This new law did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 because it maintains a valuation allowance on all of its net operating losses and other deferred tax assets.  However, the reduction of the United States federal corporate tax rate from 35% to 21% resulted in increases to the amounts reflected in “Tax law change” in the Company’s tax reconciliation table above for the year ended December 31, 2017.

As permitted by SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded provisional estimates during the year ended December 31, 2017, and have subsequently finalized the accounting analysis based on the guidance, interpretations and data available as of December 31, 2018.  No further adjustments were made upon finalization of our accounting analysis.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2018 and 2017, because the Company's management has determined that is it more likely than not that these assets will not be realized. The increase in the valuation allowance of $23,605 in 2018 and $3,586 in 2017 primarily relates to the net loss incurred by the Company during each period, partially offset by the federal rate reduction from 34% to 21% as a result of The Act in 2017.

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $136,239 and $113,383, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire at various times beginning in 2033 for federal and state purposes.  Of the federal net operating loss carryforwards at December 31, 2018, $63,073 can be carried forward indefinitely.

As of December 31, 2018, the Company had federal and state research tax credits of approximately $2,857 and $758, respectively, which may be used to offset future tax liabilities. Additionally, as of 2018, the Company had a federal orphan drug credit related to qualifying research of $4,286. These tax credit carryforwards will begin to expire at various times beginning in 2033 for federal purposes and 2028 for state purposes.

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

The Company has not recorded any reserves for uncertain tax positions as of December 31, 2018 and 2017. The Company has not, as yet, conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits will be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to examination by the U.S. federal, state and local income tax authorities for tax years 2013 forward. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

11. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information from 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018

Total revenue	$—	$—	$—	$—
Total operating expenses	17,001	15,021	19,244	27,151
Other income (expense), net:	542	609	1,558	1,644
Net loss and comprehensive loss	(16,459)	(14,412)	(17,686)	(25,507)
Net loss attributable to common stockholders	$(16,459)	$(14,412)	$(17,686)	$(25,507)
Net loss attributable to common stockholders per common share, basic and diluted	$(0.60)	$(0.52)	$(0.52)	$(0.74)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017

Total revenue	$—	$—	$—	$—
Total operating expenses	6,389	6,754	8,286	10,983
Other income (expense), net:	29	(48)	(1,730)	452
Net loss and comprehensive loss	(6,360)	(6,802)	(10,016)	(10,531)
Net loss attributable to common stockholders	$(7,526)	$(8,008)	$(11,429)	$(10,619)
Net loss attributable to common stockholders per common share, basic and diluted	$(0.74)	$(0.78)	$(1.78)	$(0.41)