Form 10-Q
period 2019-03-31
RHYTHM PHARMACEUTICALS, INC.
filed 2019-05-03
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38223

RHYTHM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46‑2159271
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

222 Berkeley Street

12th Floor

Boston, MA 02116

(Address of principal executive offices)

(Zip Code)

(857) 264‑4280

(Registrant’s telephone number, including area code)

500 Boylston Street

11th Floor

Boston, MA 02116

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RYTM	The Nasdaq Stock Market LLC (Nasdaq Global Market)

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2019 was 34,432,167.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$42,020	$49,542
Short-term investments	179,503	202,519
Prepaid expenses and other current assets	8,646	6,628
Total current assets	230,169	258,689
Property and equipment, net	2,757	1,120
Right-of-use asset	3,174	—
Restricted cash	402	401
Total assets	$236,502	$260,210
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,992	$7,640
Accrued expenses and other current liabilities	8,373	5,942
Lease liability	202	—
Total current liabilities	12,567	13,582
Long-term liabilities:
Lease liability	3,446	—
Deferred rent	—	372
Total liabilities	16,013	13,954
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 34,430,641 and 34,410,725 shares issued and outstanding March 31, 2019 and December 31, 2018, respectively	34	34
Additional paid-in capital	434,031	430,824
Accumulated deficit	(213,576)	(184,602)
Total stockholders’ equity	220,489	246,256
Total liabilities and stockholders’ equity	$236,502	$260,210

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2019	2018
Operating expenses:
Research and development	$22,761	$12,286
Selling, general, and administrative	7,759	4,715
Total operating expenses	30,520	17,001
Loss from operations	(30,520)	(17,001)
Other income (expense):
Interest income, net	1,546	542
Total other income (expense):	1,546	542
Net loss and comprehensive loss	$(28,974)	$(16,459)
Net loss attributable to common stockholders	$(28,974)	$(16,459)
Net loss per share attributable to common stockholders, basic and diluted	$(0.84)	$(0.60)
Weighted average common shares outstanding, basic and diluted	34,417,189	27,284,140

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	27,284,140	$27	$255,013	$(110,252)	$144,788
Stock compensation expense	—	—	958	—	958
Shares issued for license agreement	—	—	4,448	—	4,448
Change in unrealized loss on marketable securities	—	—	(77)	—	(77)
Net loss	—	—	—	(16,459)	(16,459)
Balance at March 31, 2018	27,284,140	27	260,342	(126,711)	133,658
Adoption of new accounting standard	—	—	286	(286)	—
Stock compensation expense	—	—	5,432	—	5,432
Shares issued for license agreement	223,544	—	—	—	—
Issuance of common stock upon completion of public offering, net of offering costs	6,591,800	7	162,871	—	162,878
Issuance of common stock in connection with exercise of stock options	311,241	—	1,808	—	1,808
Change in unrealized loss on marketable securities	—	—	85	—	85
Net loss	—	—	—	(57,605)	(57,605)
Balance at December 31, 2018	34,410,725	34	430,824	(184,602)	246,256
Stock compensation expense	—	—	2,644	—	2,644
Issuance of common stock in connection with ESPP	12,105	—	295	—	295
Issuance of common stock in connection with exercise of stock options	7,811	—	54	—	54
Change in unrealized loss on marketable securities	—	—	214	—	214
Net loss	—	—	—	(28,974)	(28,974)
Balance at March 31, 2019	34,430,641	$34	$434,031	$(213,576)	$220,489

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018

Operating activities
Net loss	$(28,974)	$(16,459)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash research and development license expense	—	4,448
Stock-based compensation expense	2,644	958
Depreciation and amortization	245	61
Non-cash rent expense	102	(20)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,321)	581
Accounts payable, accrued expenses and other current liabilities	(2,074)	(1,220)
Net cash used in operating activities	(31,378)	(11,651)
Investing activities
Purchases of short-term investments	(55,819)	(2,023)
Maturities of short-term investments	80,171	22,630
Purchases of property and equipment	(811)	—
Net cash provided by investing activities	23,541	20,607
Financing activities
Proceeds from the exercise of stock options	21	—
Proceeds from issuance of common stock from ESPP	295	—
Net cash provided by financing activities	316	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,521)	8,956
Cash, cash equivalents and restricted cash at beginning of period	49,943	34,461
Cash, cash equivalents and restricted cash at end of period	$42,422	$43,417

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”), is a biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders that result in severe, life‑threatening metabolic disorders. The Company's lead product candidate is setmelanotide (“RM‑493”), which is a potent, first‑in‑class, melanocortin‑4, or MC4, receptor, agonist peptide for the treatment of rare genetic disorders of obesity caused by MC4 pathway deficiencies. MC4 pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. The Company is currently evaluating setmelanotide for the treatment of six single gene related, or monogenic, MC4 pathway deficiencies: pro‑opiomelanocortin, or POMC, leptin receptor, or LEPR, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous, and POMC epigenetic disorders for which there are currently no effective or approved treatments.  The Company believes that the MC4 pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

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

Corporate Reorganization

The Company is a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc. Prior to its organization and a corporate reorganization, the Company was part of Rhythm Pharmaceuticals, Inc., a Delaware corporation which was organized in November 2008 and which commenced active operations in 2010. We refer to this corporation as the Predecessor Company.  The Predecessor Company, after consummation of the corporate reorganization, is referred to within these Notes to Unaudited Condensed Consolidated Financial Statements as the Relamorelin Company.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of March 31, 2019, the Company had an accumulated deficit of $213,576.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock as well as capital contributions received from the Predecessor Company, the Relamorelin Company and the former parent company, Rhythm Holdings LLC. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. At March 31, 2019, the Company had $221,523 of cash and cash equivalents and short‑term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, and funded research and development programs, to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company.

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

The accompanying interim balance sheet as of March 31, 2019, the statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the statement of stockholders equity and the statement of cash flows for the three months ended March 31, 2019 and 2018 and the related footnote disclosures are unaudited. In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include all normal recurring adjustments necessary for the fair presentation of the interim financial statements. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2019, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2018 Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these financial statements include accrued expenses, stock‑based compensation expense, and the valuation allowance on the Company's deferred tax assets.

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

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision‑making group, in deciding how to allocate resources and in assessing performance. The Company considers its chief executive officer as its chief operating decision maker.  The Company views its operations and manages its business in one operating segment operating exclusively in the United States.

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

The Company’s cash equivalents and marketable securities at March 31, 2019 and December 31, 2018 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2019 and December 31, 2018, respectively.

Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for Common Stock equivalents. Net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for cumulative preferred stock dividends. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two class method”). The Company's convertible preferred stock participates in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Diluted net loss per share attributable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of Common Stock equivalents outstanding for the period, determined using the more dilutive of the treasury‑stock and if‑converted methods. For purposes of the diluted net loss per share attributable to common stockholders calculation, convertible preferred stock and stock options are considered to be Common Stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect would be anti‑dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	March 31,
	2019	2018
Stock options	3,708,819	2,427,629

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

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  ASU 2016-18 changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU on January 1, 2018 and has applied its content to statements of cash flows for the three months ended March 31, 2019 and 2018 presented herein.

In June 2018, the FASB issued ASU 2018‑07, Compensation‑Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018‑07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company has early adopted ASU 2018‑07 in July 2018. The guidance has been adopted using the modified-retrospective approach, which requires that unsettled equity-classified awards for which a measurement date has not been established to be measured using the adoption date fair value.  The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

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

Effective January 1, 2019 the Company adopted FASB ASU 2016‑02, Leases (Topic 842) (“ASU 2016‑02”).  ASU 2016‑02 requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018. The original guidance required application on a modified retrospective basis with the earliest period presented.  In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, as the date of initial application of transition, which the Company has elected. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.  As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both an operating lease right-of-use asset of $3,265 and a lease liability of $3,636.  Additional information and disclosures required by this new standard are contained in Note 5, Right Of Use Asset and Lease Liability.

3. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2019	2018
Research and development costs	$4,337	$2,614
Professional fees	1,387	858
Payroll related	1,597	2,410
Other	1,052	60
Accrued expenses	$8,373	$5,942

4. Fair Value of Financial Assets and Liability

As of March 31, 2019 and December 31, 2018, the carrying amount of cash and cash equivalents and short‑term investments was $221,523 and $252,061, respectively, which approximates fair value. Cash and cash equivalents and short‑term investments includes investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 and had a total balance of $20,568 and $37,019 as of March 31, 2019 and December 31, 2018, respectively.  The financial assets valued based on level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	March 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$19,256	$—	$19,256
Money Market Funds	20,568	—	—	20,568
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	179,503	—	179,503
Total	$20,568	$198,759	$—	$219,327

	Fair value Measurements as of
	December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities	$—	$5,976	$—	$5,976
Money Market Funds	37,019	—	—	37,019
Marketable Securities:
Corporate Debt Securities	—	202,519	—	202,519
Total	$37,019	$208,495	$—	$245,514

Marketable Securities

The following tables summarize the Company's marketable securities:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities and Commercial Paper (due within 1 year)	$179,422	$83	$(2)	$179,503
	$179,422	$83	$(2)	$179,503

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities (due within 1 year)	$202,653	$23	$(157)	$202,519
	$202,653	$23	$(157)	$202,519

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  Our office lease has a remaining lease term of 6.25 years.  The Company has measured the lease liability associated with the office lease using a discount rate of 10%.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of March 31, 2019, the Company has not entered into any lease arrangements classified as a finance lease.

Under ASC 842, the Company determines, at the inception of the contract, whether the contract is or contains a lease based on whether the contract provides the Company the right to control the use of a physically distinct asset or substantially all of the capacity of an asset. Leases with an initial noncancelable term of twelve months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are classified as short-term leases.  The Company has elected as an accounting policy to exclude from the consolidated balance sheets a ROU asset and lease liability for short-term leases.

The Company’s office lease includes both lease and non-lease components.  Non-lease components relate to real estate taxes, insurance, operating expenses and common area maintenance, which are usually billed at actual amounts incurred proportionate to the Company’s rented square feet of the building.  These non-lease components are expensed by the Company as they are incurred and are not included in the measurement of the lease liability.

The Company’s corporate headquarters is located in Boston, Massachusetts.  This facility houses the Company’s research, clinical, regulatory, commercial and administrative personnel.  In August 2018, the Company amended its existing lease agreement and the new lease term commenced May 2019 and has a term of six years with a five-year renewal option to extend the lease. As of January 1, 2019, the Company has not included the five-year renewal option to extend the lease in its measurement of the ROU asset or lease liability. Rent expense, or operating lease costs, for the three months ended March 31, 2019 and 2018, was $177 and $54, respectively.

Supplemental cash flow information related to the Company’s lease for the three months ended March 31, 2019, includes cash payments of $75 used in the measurement of our operating lease liability.

The following table presents the maturities of the Company’s operating lease liability related to office space as of March 31, 2019, all of which is under a non-cancellable operating lease:

Remainder of 2019	$350
2020	786
2021	802
2022	818
2023	834
Thereafter	1,353
Total operating lease payments	4,943
Less: imputed interest	1,295
Total operating lease liability	$3,648

6. Common Stock

On April 3, 2018, in association with the Takeda license agreement, the Company issued 223,544 shares of common stock.  See Note 7 for further discussion.

On June 25, 2018 the Company completed a public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. The Company received gross proceeds of approximately $174,155 or net proceeds of $162,878 after deducting underwriting discounts, commissions and offering expenses.

7. Significant Agreements

License Agreements

In March 2018, the Company entered into a license agreement with Takeda, for the rights of a program that includes the clinical candidate RM-853, which is a GOAT inhibitor, which is currently in preclinical development for PWS.  Pursuant to the license agreement the Company was required to pay a non‑refundable and non‑creditable signing fee, which the Company settled by issuing on April 3, 2018, 223,544 shares of common stock valued at $4,448.  Under the terms of the license agreement, assuming that RM-853 is successfully developed, receives regulatory approval and is commercialized, the Company is also required to pay up to $70,000 in one‑time, non‑refundable development milestone payments upon the  achievement of certain clinical and regulatory milestones. The Company is also required to pay up to $70,000 in one‑time, non‑refundable, non‑creditable sales milestone payments upon the achievement of certain sales levels.  The Company is also required to pay to Takeda, mid to mid‑high single digit royalties (subject to certain potential reductions over time), on a product‑by‑product and country‑by‑country basis of annual net sales, of each product in such country, beginning on the first commercial sale of a product in such country, and continuing until the latest of (i) 10 years after the date of first commercial sale of such product in such country; or (ii) the expiration of the last to expire valid claim of a Takeda patents covering the composition or use of such product in such country; or (iii) the expiration of all regulatory exclusivity for such product in such country. The Company recorded the fair value of the common stock to be issued to the licensors as research and development expense, as the license does not have a future alternative use, in accordance with ASC Topic 730, Research and Development.    As the shares were not issued prior to March 31, 2018, the Company evaluated the forward contract and concluded that it met the criteria for equity classification and such amounts have been recorded within additional paid-in capital as of March 31, 2018.

8. Related‑Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $596 and $472 for the three months ended March 31, 2019 and 2018, respectively. Outstanding payments due to these related parties as of March 31, 2019 and December 31, 2018 were $190 and $260, respectively, and were included within accounts payable on the balance sheet.

9. Income Taxes

For the year ended December 31, 2018, the Company did not have a current or deferred income tax expense or benefit as the entity has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

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

We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome, four genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger.  The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4 receptor in the leptin melanocortin pathways.  The Breakthrough Therapy designation currently covers indications for: POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström Syndrome.  Setmelanotide is currently in Phase 3 development for POMC deficiency obesity, LEPR deficiency obesity, Bardet-Biedl and Alström syndrome.  We have completed enrollment in the pivotal cohorts for both our POMC deficiency obesity Phase 3 clinical trial and our LEPR deficiency obesity Phase 3 clinical trial.  We expect to report initial Phase 3 data from these trials in the third quarter of 2019, and subsequently plan to file for regulatory approval for these two indications concurrently.  We believe that we have demonstrated proof of concept in our Phase 2 clinical trial in Bardet‑Biedl syndrome and Alström syndrome, and met with the FDA in May 2018 to discuss a combined pivotal Phase 3 clinical trial in these indications.  Based on these discussions with the FDA, we initiated this trial and began to enroll patients in December 2018. We have an ongoing Phase 2 clinical trial in POMC heterozygous deficiency obesity and POMC epigenetic disorders.  We reported initial, preliminary results in these additional Phase 2 indications in June 2018, and provided a further update for these indications in March 2019.

In total, approximately 330 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

We have leveraged skilled experts, consultants, contract research organizations, or CROs, and contractors to manage our clinical operations under the leadership and direction of our management. We expect to expand our infrastructure to manage our clinical, finance and commercial operations with a higher proportion of full‑time employees. We have sixty-three employees. Of these employees, forty-three are engaged in research and development activities, nine are engaged in pre-commercialization activities and eleven are engaged in support administration, including business development and finance. In the near‑term, we expect to significantly expand our clinical, commercial and finance personnel, in particular, and will incur increased expenses as a result.

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

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated any product revenue and have financed our operations primarily through the proceeds received from the sales of common and preferred stock as well as capital contributions from the Predecessor Company, the Relamorelin Company and the former parent company, Rhythm Holdings LLC, or the LLC entity.  On June 25, 2018 we completed our public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. We received gross proceeds of approximately $174.2 million before deducting underwriting discounts, commissions and offering expenses.  We will not generate revenue from product sales until we successfully complete development and obtain regulatory approval for setmelanotide, which we expect will take a number of years and is subject to significant uncertainty. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of March 31, 2019, we had an accumulated deficit of $213.6 million. Our net losses were $29.0 million and $16.5 million for the three months ended March 31, 2019 and 2018, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue to conduct clinical trials for setmelanotide;
•	engage contract manufacturing organizations, or CMOs, for the manufacture of setmelanotide for clinical trials and the manufacture of RM-853 for preclinical development;
•	seek regulatory approval for setmelanotide;
•	expand our clinical and financial operations and build a marketing and commercialization infrastructure; and
•	operate as a public company.

As of March 31, 2019, our existing cash and cash equivalents and short‑term investments were approximately $221.5 million. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses into the second half of 2020.

Corporate Background and Distribution

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc. Prior to our organization and a corporate reorganization, we were part of Rhythm Pharmaceuticals, Inc., a Delaware corporation which was organized in November 2008 and which commenced active operations in 2010. We refer to this corporation as the Predecessor Company.

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

The following table summarizes our current research and development expenses:

	Three Months Ended
	March 31,
Research and development summary	2019	2018
Research and development expense	$22,761	$12,286

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended
	March 31,
Selling, general and administrative summary	2019	2018
Selling, general and administrative expense	$7,759	$4,715

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

While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and in the notes to our financial statements included in our 2018 Annual Report, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Stock-based compensation

In August 2015, our Board of Directors and our stockholders approved and we adopted the 2015 equity incentive plan, as amended and in effect prior to the closing of our initial public offering (“IPO”), or the 2015 Plan, which we terminated upon consummation of our IPO and replaced with the 2017 equity incentive plan, or the 2017 Plan. The 2017 Plan provides for the grant of incentive and non-qualified stock options and restricted stock and stock grants to employees, consultants, advisors and directors, as determined by the Board of Directors. As of March 31, 2019, we have reserved 6,161,786 shares of common stock under the 2017 Plan.  Shares of common stock issued upon exercise of stock options are generally issued from authorized but unissued shares. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock, and not less than 110% for participants who own more than 10% of the voting power. Options and restricted stock granted under the 2017 Plan will vest over periods as determined by our Compensation Committee and approved by our Board of Directors.

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

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$22,761	$12,286	$10,475	85%
Selling, general, and administrative	7,759	4,715	3,044	65%
Total operating expenses	30,520	17,001	13,519	80%
Loss from operations	(30,520)	(17,001)	(13,519)	80%
Other (expense) income, net	1,546	542	1,004	NM %
Net loss and comprehensive loss	$(28,974)	$(16,459)	$(12,515)	76%

Research and development expense. Research and development expense increased by $10.5 million to $22.8 million in 2019 from $12.3 million in 2018, an increase of 85%. The increase was primarily due to the following:

•	an increase of $2.5 million in employee related costs due to the hiring of additional full-time employees to support the growth of our research and development programs;
•

an increase of $7.3 million related to our clinical trials associated with setmelanotide.  We expanded the Phase 2 basket study, the GO-ID study and our study related to a once-weekly formulation of setmelanotide.  At the end of 2018 we started two new programs, our extension study for existing protocols and a new Phase 3 study for a combined Bardet‑Biedl syndrome and Alström syndrome;

•	an increase of $2.4 million related to genetic sequencing efforts designed to improve identification of patients with MC4 pathway deficiencies;
•	an increase of $0.6 million in consulting and professional services associated with the creation of our EU Medical Science Liaison field force and various medical communication programs;
•	an increase of $1.3 million related to the continued manufacturing of setmelanotide for clinical trials and the manufacturing of RM‑853 for preclinical development; and
•	the above increases were partially offset by the decrease of $4.4 million due to the non-cash expense related to the license acquired from Takeda for RM-853 in March 2018.

Selling, general and administrative expense. Selling, general and administrative expense increased by $3.0 million to $7.8 million in 2019 from $4.7 million in 2018, an increase of 65%. The increase was primarily due to the following:

•

an increase of $1.8 million in employee related costs in connection with the hiring of additional full-time employees to support planned commercial activities, operations and the continued build of finance and human resource functions;

•

an increase of $0.5 million which relates to expenses incurred to increase disease awareness about rare genetic causes of obesity and our preparations for a potential commercial launch, if we are successful in our efforts to obtain regulatory approval of setmelanotide in the United States.

Liquidity and Capital Resources

As of March 31, 2019, our existing cash and cash equivalents and short‑term investments were approximately $221.5 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,378)	$(11,651)
Investing activities	23,541	20,607
Financing activities	316	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,521)	8,956

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $31.4 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $26.0 million adjusted for non‑cash items, which consisted of the non-cash stock‑based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $5.4 million for an increase in prepaid expenses associated with our CROs and timing of payments for the decrease in accounts payables.

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

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2019 relates to the net purchases of short‑term investments of $24.4 million offset by $0.8 million of cash used for tenant improvements related to our new office space.

Net cash provided by investing activities for the three months ended March 31, 2018 relates to the net maturities of short‑term investments of $20.6 million.

Net cash provided by financing activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2019, which represents net proceeds from our 2017 Employee Stock Purchase Plan and proceeds from the exercise of stock options.

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of clinical trials for our setmelanotide program;
•	the costs, timing and outcome of regulatory review of our setmelanotide program;
•	the costs to commercialize setmelanotide, if approved, by building an internal sales force or entering into collaborations with third parties;
•	the obligations owed to Ipsen Pharma S.A.S., or Ipsen, Camurus AB, or Camurus, and Takeda, pursuant to our license agreements;
•	the extent to which we acquire or in‑license other product candidates and technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims; and
•	our ability to establish and maintain additional collaborations on favorable terms, if at all.

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

In August 2018, we amended our existing Lease Agreement for our head office facility in Boston, Massachusetts. The new lease term commenced in May 2019 and has a term of six years with a five-year renewal option to extend the lease.  The new lease includes approximately 13,600 square feet of office space.

Future minimum payments under the Lease Agreement, as amended, are as follows:

Operating Lease
2019	$350
2020	786
2021	802
2022	818
2023	834
Thereafter	1,353
Total	$4,943

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of March 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Except for the addition of certain controls in connection with the adoption of the Financial Accounting Standards Board Topic 842, Leases, there were no other changes in our internal control over financial reporting (as defined in Rules

13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our net loss and comprehensive losses were $29.0 million and $16.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $213.6 million.  Substantially all of our operating losses have resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for setmelanotide, we will incur significant sales, marketing and outsourced manufacturing expenses. We also will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Through August 2015, we received capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity. In August 2015, December 2015, January 2017 and August 2017, we raised aggregate gross proceeds of $25.0 million, $15.0 million, $20.5 million and $20.5 million, respectively, through our issuance of series A preferred stock. In October 2017 we completed our initial public offering, or IPO, of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. We received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs.  On June 25, 2018, we completed a public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. We received gross proceeds of approximately $174.2 million, before deducting underwriting discounts, commissions and offering related transaction costs.  As of March 31, 2019, our cash and cash equivalents and short‑term investments were approximately $221.5 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses into the second half of 2020.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain regulatory approval for, and to commercialize, setmelanotide. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Another method to estimate the size of these ultra‑rare populations by genetic epidemiology is using newly available large genomic databases, containing full genome sequencing or exome sequencing. Ultra‑rare orphan diseases are generally categorized as those that affect fewer than 20 patients per million. We have begun some substantial efforts with a series of such databases and/or collaborators. Our initial work has been with a database of approximately 140,000 genomes, which is representative of the U.S. population, and suggests that genetic epidemiology estimates of POMC deficiency obesity and LEPR deficiency obesity may be five times higher than clinical epidemiology estimates. These efforts generally are based on the prevalence of heterozygous mutations, as true null mutations are ultra‑rare, and then standard scientific methods such as the Hardy‑Weinberg equilibrium calculations, are applied to estimate the prevalence in the U.S. population. These methods make assumptions that may not be sufficiently robust for ultra‑rare genetic disorders, and have the inherent variability of estimates for rare events.

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

•

potential difficulties in defining the indication for Bardet‑Biedl syndrome, (or any new syndromic indications we may study), as there may be discrepancies between the syndromic, or clinical definition of the syndrome, and the genetic confirmation of the indication.  For example, one of our syndrome patients without genetic Bardet-Biedl syndrome confirmation showed little response to setmelanotide;

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

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and they are subject to our further review and analysis. There has been only a single serious adverse event possibly attributed to setmelanotide in our clinical trials.  In our Phase 2 clinical trial with once daily SC injection, one patient was hospitalized for unusual chest pain, but no evidence of any serious respiratory or cardiac cause was found after careful evaluation and the event was attributed to musculoskeletal pain.  There were no treatment related changes in physical examination, except as noted below, and few, if any, clinically relevant changes in electrocardiograms, laboratory data and/or anti-drug antibodies. Overall, there have been thirteen additional incidents which have led to serious adverse events in the full development program, in addition to the serious adverse event described above. There have also been nine adverse events with respect to study participants on setmelanotide, mostly from open label trials, including influenza immunization reaction, pancreatitis secondary to pre-existing gallstones, pneumonia, hypoglycemia due to acute adrenal insufficiency, due to noncompliance with hydrocortisone regimen, a depressive episode with elective admission to a psychiatry ward in a patient with history of depression and who continued on treatment, rotavirus related gastroenteritis, hidradenitis and pleurisy. There has also been a serious adverse event with respect to a study participant on setmelanotide in our Phase 3 pivotal study for LEPR deficiency obesity who died in a fatal motor vehicle accident, in which the driver lost control, and our study participant was a passenger.  This was determined not to be related to setmelanotide treatment. In addition, there have been four incidents leading to a serious adverse event while patients were not taking setmelanotide, including biliary dyskinesia, severe groin strain, pelvic inflammatory disease and left arm numbness.

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

If the FDA deems setmelanotide to require companion diagnostic to accurately identify the patients who belong to the target subset, the FDA will require product labeling that limits use to only those patients who express the genetic variants identified by the device. Moreover, even if setmelanotide and a companion diagnostic are approved together, the device itself may be subject to reimbursement limitations that could limit access to treatment and therefore adversely affect our business and financial results.

We also are discussing with the FDA the specific mutations, or variants, that will define each indication for which we intend to seek approval. Our efforts have focused on loss-of-function variants that effectively inactivate the genes in the MC4 pathway, and we and the FDA have agreed on a path to define these variants for approval, which can also be used to categorize new variants as they are identified and that has been used for other diagnostics.  These approaches are complex, and the impact on the size of the indicated patients is not certain.

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

We do not perform the manufacturing of any drug products and are completely dependent on our CMOs to comply with cGMPs for manufacture of both API and finished drug product. We recognize that we are ultimately responsible for ensuring that our drug substances and finished product are manufactured in accordance with cGMPs, and, therefore, the company’s management practices and oversight, including routine auditing, are critical. If our CMOs cannot successfully manufacture material that conform to our specifications and the strict regulatory requirements of the FDA or other equivalent competent authorities in foreign jurisdictions, they may be subject to administrative and judicial enforcement for non‑compliance and the drug products would be deemed misbranded or adulterated and prohibited from distribution into interstate commerce. Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CMOs’ facilities generally. If the FDA or another equivalent competent foreign regulatory agency does not approve these facilities for the manufacture of setmelanotide or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market setmelanotide.

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

We are not permitted to market setmelanotide in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdictions until we receive the requisite approval from the competent authorities in such countries. We have three Phase 3 clinical trials underway, one each for the treatment of POMC deficiency obesity and LEPR deficiency obesity, and a third combined Phase 3 trial for Bardet‑Biedl syndrome and Alström syndrome. Under our current development program, we plan to conduct a single Phase 3 clinical trial for POMC deficiency obesity. To date, in our ongoing discussions with the FDA, the agency has not asked for additional Phase 3 trials in POMC deficiency obesity, but the agency could still require us to conduct additional Phase 3 clinical trials for this indication. Moreover, for POMC deficiency obesity, the FDA has provided clear advice in the past, but could at any time alter its previous advice on many aspects of the trial—the small size, the primary and key secondary endpoints, the open label design, the amount of past medical history available on individual patients, the statistical analysis plan, the definition of clinically‑relevant success for the protocol, entry of patients ages six or over—all of which may impact the timing and ability to obtain FDA approval. For example, the FDA asked us in December 2017 to switch the order of our primary and key secondary endpoints for weight in our POMC deficiency Phase 3 protocol. While this might be favorable as the new primary endpoint has increased statistical power—the ability to produce a positive study result—this change occurred after the Phase 3 trial had started and may result in additional complexities such as more attention to compliance and retention. There are other aspects of the trial for which we have not received advice from the FDA, such as the number of U.S. versus non‑U.S. patients and the number of patients with POMC gene defects versus the number of patients with PCSK1 defects, which could also impact the timing of and our ability to obtain FDA approval. We have received FDA comments that indicate the Phase 3 program for LEPR deficiency can be similar to POMC deficiency, but we have not yet discussed with the FDA the protocol for a Phase 3 program for LEPR deficiency obesity in detail. Therefore, the timeline for enrollment, availability of data, and cost of conducting such trials are less certain, and could be less favorable than those applicable to the POMC deficiency obesity program. Similarly, the preliminary FDA advice on the design of the Bardet‑Biedl syndrome and Alström syndrome combined clinical Phase 3 study could, at any time, be altered by the FDA, including for example, the size of the trial, the type and importance of endpoints, the length of the trial, the ability to combine the two indications, the inclusion of pediatric patients and pediatric efficacy endpoints, and the design for any placebo‑controlled aspect of the trial.

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

The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of setmelanotide to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.  For more details concerning the risks related to pricing and reimbursement in the EU, please refer to the discussion in the risk factor “The successful commercialization of setmelanotide and our other product candidates will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for setmelanotide or our other product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue” in this Quarterly Report on Form 10-Q.

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

Based on the number of shares outstanding as of March 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 56.8% of our voting stock. These stockholders will have significant influence over matters requiring stockholder approval. For example, these stockholders will significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of March 31, 2019, we have 34,430,641 shares of common stock outstanding.

The holders of approximately 11.6 million shares of our common stock, or approximately 34% of our total outstanding common stock as of March 31, 2019, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

We issued shares of our common stock on the Nasdaq Global Market on June 25, 2018. The offer and sale of all the shares in the public offering were registered under the Securities Act pursuant to a registration statement on Form S‑1 (File No. 333-225700), which was declared effective by the SEC on June 20, 2018.

There has been no material change in the planned use of proceeds from our public offering as described in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 20, 2018.

Repurchased of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

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

RHYTHM PHARMACEUTICALS, INC.

Dated: May 3, 2019	By:	/s/ Keith M. Gottesdiener
Name: Keith M. Gottesdiener
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: May 3, 2019	By:	/s/ Hunter Smith
Name: Hunter Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)