Form 10-Q
period 2019-06-30
RHYTHM PHARMACEUTICALS, INC.
filed 2019-07-29
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s Common Stock as of July 25, 2019 was 34,515,042.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$63,118	$49,542
Short-term investments	132,049	202,519
Prepaid expenses and other current assets	8,334	6,628
Total current assets	203,501	258,689
Property and equipment, net	3,901	1,120
Right-of-use asset	3,085	—
Restricted cash	401	401
Total assets	$210,888	$260,210
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,565	$7,640
Accrued expenses and other current liabilities	19,146	5,942
Lease liability	379	—
Total current liabilities	26,090	13,582
Long-term liabilities:
Lease liability	3,331	—
Deferred rent	—	372
Total liabilities	29,421	13,954
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 34,497,542 and 34,410,725 shares issued and outstanding June 30, 2019 and December 31, 2018, respectively	34	34
Additional paid-in capital	437,805	430,824
Accumulated deficit	(256,372)	(184,602)
Total stockholders’ equity	181,467	246,256
Total liabilities and stockholders’ equity	$210,888	$260,210

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$35,308	$8,584	$58,069	$20,870
Selling, general, and administrative	8,841	6,437	16,600	11,152
Total operating expenses	44,149	15,021	74,669	32,022
Loss from operations	(44,149)	(15,021)	(74,669)	(32,022)
Other income (expense):
Interest income, net	1,353	609	2,899	1,151
Total other income:	1,353	609	2,899	1,151
Net loss and comprehensive loss	$(42,796)	$(14,412)	$(71,770)	$(30,871)
Net loss attributable to common stockholders	$(42,796)	$(14,412)	$(71,770)	$(30,871)
Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(0.52)	$(2.08)	$(1.12)
Weighted average common shares outstanding, basic and diluted	34,452,661	27,960,664	34,435,023	27,624,271

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	34,410,725	$34	$430,824	$(184,602)	$246,256
Stock compensation expense	—	—	2,644	—	2,644
Issuance of common stock in connection with ESPP	12,105	—	295	—	295
Issuance of common stock in connection with exercise of stock options	7,811	—	54	—	54
Change in unrealized loss on marketable securities	—	—	214	—	214
Net loss	—	—	—	(28,974)	(28,974)
Balance at March 31, 2019	34,430,641	34	434,031	(213,576)	220,489
Stock compensation expense	—	—	3,272	—	3,272
Issuance of common stock in connection with exercise of stock options	66,901	—	465	—	465
Change in unrealized loss on marketable securities	—	—	37	—	37
Net loss	—	—	—	(42,796)	(42,796)
Balance at June 30, 2019	34,497,542	$34	$437,805	$(256,372)	$181,467

Balance at December 31, 2017	27,284,140	$27	$255,013	$(110,252)	$144,788
Stock compensation expense	—	—	958	—	958
Shares issued for license agreement	—	—	4,448	—	4,448
Change in unrealized loss on marketable securities	—	—	(77)	—	(77)
Net loss	—	—	—	(16,459)	(16,459)
Balance at March 31, 2018	27,284,140	27	260,342	(126,711)	133,658
Stock compensation expense	—	—	1,516	—	1,516
Shares issued for license agreement	223,544	—	—	—	—
Issuance of common stock upon completion of public offering, net of offering costs	6,591,800	7	163,027	—	163,034
Issuance of common stock in connection with exercise of stock options	73,653	—	399	—	399
Change in unrealized loss on marketable securities	—	—	122	—	122
Net loss	—	—	—	(14,412)	(14,412)
Balance at June 30, 2018	34,173,137	$34	$425,406	$(141,123)	$284,317

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018

Operating activities
Net loss	$(71,770)	$(30,871)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash research and development license expense	—	4,448
Stock-based compensation expense	5,916	2,474
Depreciation and amortization	452	122
Non-cash rent expense	253	(40)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,048)	(833)
Accounts payable, accrued expenses and other current liabilities	12,273	569
Net cash used in operating activities	(56,924)	(24,131)
Investing activities
Purchases of short-term investments	(69,875)	(20,409)
Maturities of short-term investments	142,687	57,463
Purchases of property and equipment	(3,126)	(10)
Net cash provided by investing activities	69,686	37,044
Financing activities
Net proceeds from issuance of common stock	—	163,034
Proceeds from the exercise of stock options	519	326
Proceeds from issuance of common stock from ESPP	295	—
Net cash provided by financing activities	814	163,360
Net increase in cash, cash equivalents and restricted cash	13,576	176,273
Cash, cash equivalents and restricted cash at beginning of period	49,943	34,461
Cash, cash equivalents and restricted cash at end of period	$63,519	$210,734

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”), is a biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders that result in severe, life‑threatening metabolic disorders. The Company's lead product candidate is setmelanotide (“RM‑493”), which is a potent, first‑in‑class, melanocortin‑4 receptor, or MC4R, agonist peptide for the treatment of rare genetic disorders of obesity caused by MC4R pathway deficiencies. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. The Company is currently evaluating setmelanotide for the treatment of six single gene related, or monogenic, MC4R pathway deficiencies: pro‑opiomelanocortin, or POMC, leptin receptor, or LEPR, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous, and POMC epigenetic disorders for which there are currently no effective or approved treatments.  The Company believes that the MC4R pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of June 30, 2019, the Company had an accumulated deficit of $256,372.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock as well as capital contributions received from the Predecessor Company, the Relamorelin Company and the former parent company, Rhythm Holdings LLC. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. At June 30, 2019, the Company had $195,167 of cash and cash equivalents and short‑term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, and funded research and development programs, to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company.

Management believes that the Company's existing cash resources will be sufficient to fund the Company's operating plan into the fourth quarter of 2020.

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

The accompanying interim balance sheet as of June 30, 2019, the statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the statement of stockholders equity and the statement of cash flows for the six months ended June 30, 2019 and 2018 and the related footnote disclosures are unaudited. In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include all normal recurring adjustments necessary for the fair presentation of the interim financial statements. The results for the six months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2019, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2018 Annual Report other than those resulting from the adoption of ASC Topic 842, which is described below.

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

The Company’s cash equivalents and marketable securities at June 30, 2019 and December 31, 2018 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2019 and December 31, 2018, respectively.

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

	June 30,
	2019	2018
Stock options	3,700,754	2,616,126

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

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  ASU 2016-18 changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU on January 1, 2018 and has applied its content to statements of cash flows for the six months ended June 30, 2019 and 2018 presented herein.

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

3. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2019	2018
Research and development costs	$14,113	$2,614
Professional fees	2,435	858
Payroll related	2,356	2,410
Other	242	60
Accrued expenses	$19,146	$5,942

4. Fair Value of Financial Assets and Liability

As of June 30, 2019 and December 31, 2018, the carrying amount of cash and cash equivalents and short‑term investments was $195,167 and $252,061, respectively, which approximates fair value. Cash and cash equivalents and short‑term investments includes investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 and had a total balance of $58,615 and $37,019 as of June 30, 2019 and December 31, 2018, respectively.  The financial assets valued based on level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	June 30, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money Market Funds	$58,615	$—	$—	$58,615
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	132,049	—	132,049
Total	$58,615	$132,049	$—	$190,664

	Fair value Measurements as of
	December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities	$—	$5,976	$—	$5,976
Money Market Funds	37,019	—	—	37,019
Marketable Securities:
Corporate Debt Securities	—	202,519	—	202,519
Total	$37,019	$208,495	$—	$245,514

Marketable Securities

The following tables summarize the Company's marketable securities:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities and Commercial Paper (due within 1 year)	$131,931	$119	$(1)	$132,049
	$131,931	$119	$(1)	$132,049

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities (due within 1 year)	$202,653	$23	$(157)	$202,519
	$202,653	$23	$(157)	$202,519

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  Our office lease has a remaining lease term of 6.25 years.  The Company has measured the lease liability associated with the office lease using a discount rate of 10%.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of June 30, 2019, the Company has not entered into any lease arrangements classified as a finance lease.

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

The Company’s corporate headquarters is located in Boston, Massachusetts.  This facility houses the Company’s research, clinical, regulatory, commercial and administrative personnel.  In August 2018, the Company amended its existing lease agreement and the new lease term commenced May 2019 and has a term of six years with a five-year renewal option to extend the lease. As of January 1, 2019, the Company has not included the five-year renewal option to extend the lease in its measurement of the ROU asset or lease liability. Rent expense, or operating lease costs, for the three and six months ended June 30, 2019 and 2018, was $177, $54, $353 and $107, respectively.

Supplemental cash flow information related to the Company’s lease for the six months ended June 30, 2019, includes cash payments of $100 used in the measurement of our operating lease liability.

The following table presents the maturities of the Company’s operating lease liability related to office space as of June 30, 2019, all of which is under a non-cancellable operating lease:

Remainder of 2019	$325
2020	786
2021	802
2022	818
2023	834
Thereafter	1,353
Total operating lease payments	4,918
Less: imputed interest	1,208
Total operating lease liability	$3,710

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

8. Related‑Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $492, $504, $1,088 and $976 for the three and six months ended June 30, 2019 and 2018, respectively. Outstanding payments due to these related parties as of June 30, 2019 and December 31, 2018 were $148 and $260, respectively, and were included within accounts payable on the balance sheet.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders that result in severe, life‑threatening metabolic disorders. Our lead peptide product candidate is setmelanotide, a potent, first‑in‑class melanocortin-4 receptor, or MC4R, agonist for the treatment of rare genetic disorders of obesity. We believe setmelanotide, for which we have exclusive worldwide rights, has the potential to serve as replacement therapy for the treatment of MC4R pathway deficiencies. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity.  Our development efforts are initially focused on obesity related to six single gene-related, or monogenic, MC4R pathway deficiencies, pro-opiomelanocortin, or POMC, leptin receptor, or LEPR, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous and POMC epigenetic disorders for which there are currently no effective or approved treatments. We believe that the MC4R pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome, four genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger.  The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin melanocortin pathways.  The Breakthrough Therapy designation currently covers indications for: POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström Syndrome.  Setmelanotide is currently in Phase 3 development for POMC deficiency obesity, LEPR deficiency obesity, Bardet-Biedl and Alström syndrome.  In addition, in June 2018 setmelanotide was designated as PRIority MEdicine, or PRIME, by the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP.  We have completed enrollment in the pivotal cohorts for both our POMC deficiency obesity Phase 3 clinical trial and our LEPR deficiency obesity Phase 3 clinical trial.  We expect to report initial Phase 3 data from these trials in the third quarter of 2019, and subsequently plan to file for regulatory approval for these two indications at the end of 2019 or early 2020.

Additionally, we believe that we have demonstrated proof of concept in our Phase 2 clinical trial in Bardet‑Biedl syndrome and Alström syndrome.  Based on discussions with the FDA, we initiated a combined pivotal Phase 3 clinical trial in these indications and began to enroll patients in December 2018. We have an ongoing Phase 2 clinical trial in

POMC heterozygous deficiency obesity and POMC epigenetic disorders.  We reported initial, preliminary results in these additional indications in June 2018, and provided a further update for these indications in March 2019.  In total, approximately 375 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

We have leveraged skilled experts, consultants, contract research organizations, or CROs, and contractors to manage our clinical operations under the leadership and direction of our management. We expect to expand our infrastructure to manage our clinical, finance and commercial operations with a higher proportion of full‑time employees. We have seventy-two employees. Of these employees, forty-seven are engaged in research and development activities, eleven are engaged in pre-commercialization activities and fourteen are engaged in support administration, including business development and finance. In the near‑term, we expect to significantly expand our clinical, commercial and finance personnel, in particular, and will incur increased expenses as a result.

In March 2018 we acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize T-3525770 (now “RM-853”). RM-853 is a potent, orally available ghrelin o-acyltransferase, or GOAT, inhibitor currently in preclinical development for Prader-Willi Syndrome, or PWS. PWS is a rare genetic disorder that results in hyperphagia and early-onset, life-threatening obesity, for which there are no approved therapeutic options.  We will assume sole responsibility for the global product development and commercialization of RM-853. Takeda received an upfront fee of $4.4 million which we settled in April 2018 with shares of our common stock, and will receive back-end development milestones, and single-digit royalties on future RM-853 sales.  We expect to submit an investigational new drug, or IND, application for RM-853 to the FDA sometime in 2020.

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

As of June 30, 2019 we had an accumulated deficit of $256.4 million. Our net losses were $42.8 million, $14.4 million, $71.8 million and $30.9 million for the three and six months ended June 30, 2019 and 2018, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of June 30, 2019, our existing cash and cash equivalents and short‑term investments were approximately $195.2 million. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses into the fourth quarter of 2020.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of setmelanotide unless and until we receive regulatory approval of setmelanotide.  We cannot predict if, when, or to what extent we will generate revenues from the commercialization and sale of setmelanotide. Setmelanotide is currently our only product candidate in clinical development, and we may never succeed in achieving regulatory approval for setmelanotide or any other product candidate that we decide to pursue in the future.

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

The following table summarizes our current research and development expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Research and development summary	2019	2018	2019	2018
Research and development expense	$35,308	$8,584	$58,069	$20,870

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selling, general and administrative summary	2019	2018	2019	2018
Selling, general and administrative expense	$8,841	$6,437	$16,600	$11,152

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

Stock-based compensation

In August 2015, our Board of Directors and our stockholders approved and we adopted the 2015 equity incentive plan, as amended and in effect prior to the closing of our initial public offering (“IPO”), or the 2015 Plan, which we terminated upon consummation of our IPO and replaced with the 2017 equity incentive plan, or the 2017 Plan. The 2017 Plan provides for the grant of incentive and non-qualified stock options and restricted stock and stock grants to employees, consultants, advisors and directors, as determined by the Board of Directors. As of June 30, 2019, we have reserved 6,094,885 shares of common stock under the 2017 Plan.  Shares of common stock issued upon exercise of stock options are generally issued from authorized but unissued shares. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock, and not less than 110% for participants who own more than 10% of the voting power. Options and restricted stock granted under the 2017 Plan will vest over periods as determined by our Compensation Committee and approved by our Board of Directors.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$35,308	$8,584	$26,724	311%
Selling, general, and administrative	8,841	6,437	2,404	37%
Total operating expenses	44,149	15,021	29,128	194%
Loss from operations	(44,149)	(15,021)	(29,128)	194%
Other income, net	1,353	609	744	NM %
Net loss and comprehensive loss	$(42,796)	$(14,412)	$(28,384)	197%

Research and development expense. Research and development expense increased by $26.7 million to $35.3 million in 2019 from $8.6 million in 2018, an increase of 311%. The increase was primarily due to the following:

•

an increase of $12.5 million related to our clinical trials associated with setmelanotide.  We expanded the GO-ID genotyping study and the Phase 2 basket study with new trial sites for both studies, as well as ongoing enrollment in the Phase 3 study of setmelanotide in patients with Bardet‑Biedl syndrome and Alström syndrome;

•	an increase of $4.6 million related to translational research and genetic sequencing efforts designed to improve identification of patients with MC4R pathway deficiencies;
•	an increase of $4.8 million primarily related to purchases of setmelanotide active pharmaceutical ingredient, or API, for clinical trials, commercial scale up and pre-IND work for RM‑853; and
•

an increase of  $2.3 million due to the hiring of additional personnel related to community building and education efforts for physicians, care providers and patients who are facing rare genetic disorders of obesity.

Selling, general and administrative expense. Selling, general and administrative expense increased by $2.4 million to $8.8 million in 2019 from $6.4 million in 2018, an increase of 37%. The increase was primarily due to the following:

•

an increase of $1.9 million in employee related costs in connection with the hiring of additional full-time employees to support planned commercial activities, operations and the continued build of finance and human resource functions; and

•

an increase of $0.2 million in various consulting and professional services related to efforts to drive disease awareness about rare genetic causes of obesity and prepare for the potential commercial launch of setmelanotide in the U.S.

Comparison of the six months ended June 30,  2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$58,069	$20,870	$37,199	178%
Selling, general, and administrative	16,600	11,152	5,448	49%
Total operating expenses	74,669	32,022	42,647	133%
Loss from operations	(74,669)	(32,022)	(42,647)	133%
Other income, net	2,899	1,151	1,748	NM %
Net loss and comprehensive loss	$(71,770)	$(30,871)	$(40,899)	132%

Research and development expense. Research and development expense increased by $37.2 million to $58.1 million in 2019 from $20.9 million in 2018, an increase of 178%. The increase was primarily due to the following:

•

an increase of $19.8 million related to our clinical trials associated with setmelanotide.  We expanded the GO-ID genotyping study and the Phase 2 basket study with new trial sites for both studies, as well as ongoing enrollment in the Phase 3 study of setmelanotide in patients with Bardet‑Biedl syndrome and Alström syndrome;

•	an increase of $7.5 million related to translational research and genetic sequencing efforts designed to improve identification of patients with MC4R pathway deficiencies;
•	an increase of $6.0 million primarily related to purchases of setmelanotide API for clinical trials, commercial scale up and pre-IND work for RM‑853;
•	an increase of $4.7 million due to the hiring of additional full-time employees to support the growth of our research and development programs;
•	an increase of $1.8 million in consulting and professional services associated with the creation of our EU Medical Science Liaison field force and various medical communication programs; and
•	the above increases were partially offset by the decrease of $4.4 million due to the non-cash expense related to the license acquired from Takeda for RM-853 in March 2018.

Selling, general and administrative expense. Selling, general and administrative expense increased by $5.4 million to $16.6 million in 2019 from $11.2 million in 2018, an increase of 49%. The increase was primarily due to the following:

•

an increase of $3.7 million in employee related costs in connection with the hiring of additional full-time employees to support planned commercial activities, operations and the continued build of finance and human resource functions; and

•

an increase of $1.5 million in various consulting and professional services related to efforts to drive disease awareness about rare genetic causes of obesity and prepare for the potential commercial launch of setmelanotide in the U.S.

Liquidity and Capital Resources

As of June 30, 2019, our existing cash and cash equivalents and short‑term investments were approximately $195.2 million.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(56,924)	$(24,131)
Investing activities	69,686	37,044
Financing activities	814	163,360
Net increase in cash, cash equivalents and restricted cash	$13,576	176,273

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $56.9 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $65.1 million adjusted for non‑cash items, which consisted of the non-cash stock‑based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $4.0 million for an increase in prepaid expenses associated with our CROs and timing of payments offset by an increase of $12.3 million in accounts payables and accrued expenses.

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

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2019 relates to the net maturities of short‑term investments of $72.8 million offset by $3.1 million of cash used for tenant improvements and new furniture and fixtures related to our new office space.

Net cash provided by investing activities for the six months ended June 30, 2018 relates to the net maturities of short‑term investments of $37.1 million.

Net cash provided by financing activities

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2019, which represents net proceeds from our 2017 Employee Stock Purchase Plan and proceeds from the exercise of stock options.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses into the fourth quarter of 2020.  We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Developing our setmelanotide program is a time‑consuming, expensive and uncertain process that may take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, setmelanotide, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of setmelanotide following regulatory approval, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Future minimum payments under the Lease Agreement, as amended, are as follows:

Operating Lease
2019	$325
2020	786
2021	802
2022	818
2023	834
Thereafter	1,353
Total	$4,918

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year, which would allow us to take advantage of certain scaled disclosure requirements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of June 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our net loss and comprehensive losses were $42.8 million, $14.4 million, $71.8 million and $30.9 million for the three and six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $256.4 million.  Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for setmelanotide, we will incur significant sales, marketing and outsourced manufacturing expenses. We also will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•

initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for setmelanotide as a treatment for obesity caused by genetic deficiencies affecting the MC4R pathway;

•	successfully manufacture or contract with others to manufacture setmelanotide;
•	ensure setmelanotide is available to patients with rare genetic disorders of obesity;
•	commercialize setmelanotide, if approved, by building an internal sales force or entering into collaborations with third parties; and
•	achieve market acceptance of setmelanotide in the medical community and with third‑party payors.

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

Through August 2015, we received capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity. In August 2015, December 2015, January 2017 and August 2017, we raised aggregate gross proceeds of $25.0 million, $15.0 million, $20.5 million and $20.5 million, respectively, through our issuance of series A preferred stock. In October 2017 we completed our initial public offering, or IPO, of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. We received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs.  On June 25, 2018, we completed a public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. We received gross proceeds of approximately $174.2 million, before deducting underwriting discounts, commissions and offering related transaction costs.  As of June 30, 2019, our cash and cash equivalents and short‑term investments were approximately $195.2 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses into the fourth quarter of 2020.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain regulatory approval for, and to commercialize, setmelanotide. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Positive results for one indication are not necessarily predictive of positive results for other indications. We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome, four genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger. We hypothesize that patients with other upstream genetic defects in the MC4R pathway may also respond with reductions in weight and hunger after treatment with setmelanotide, however patients with other upstream genetic defects may not have a similar response to setmelanotide, and until we obtain more clinical data in other genetic defects, we will not be sure that we can achieve proof of concept in such indications.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway. However, we have completed the key toxicology studies that the United States Food and Drug Administration, or the FDA, will require for our first approval, and which we believe outlines the studies the European Medicines Agency, or EMA, will require for authorization, which include, among others, chronic toxicity studies, reproductive and developmental toxicity studies, and juvenile toxicology studies. Based on the totality of animal testing results to date, including the lack of any observed genotoxicity or tissue proliferative activity of setmelanotide in chronic toxicity studies, the FDA has agreed to permit us to defer carcinogenicity studies until after approval of an NDA for setmelanotide. While we may submit carcinogenicity study results in the NDA submission to support regulatory approval, we  may decide to defer the submission of all carcinogenicity studies until after we receive regulatory approval to market setmelanotide in the United States.

In June 2018, setmelanotide was designated as PRIority MEdicine, or PRIME, by the EMA's Committee for Medicinal Products for Human Use, or CHMP. Acknowledging that setmelanotide targets an unmet medical need, EMA offers enhanced support in the development of the medicinal product through enhanced interaction and early dialogue to optimize our development plans and speed up regulatory evaluation in the European Union, or EU. As part of this designation, the EMA has provided guidance to us concerning the development of setmelanotide. The EMA advised us that we should include the mouse carcinogenicity study in our initial filing for marketing authorization in the EU.  We cannot be certain how long it will take to complete the mouse carcinogenicity study required to be included in our application for marketing authorization, and this could delay the timing of submission of a potential marketing authorization in the EU.  The EMA also advised us that it will not require the rat carcinogenicity study until post approval.  However, the EMA does not provide as firm guidance as the FDA, and accordingly, there can be no guarantee that we will be able to achieve this deferral of the rat carcinogenicity study, which could impact the timing of grant of any potential marketing authorization in the EU.

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

The number of patients suffering from each of the MC4R pathway deficiencies we are targeting is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be materially adversely affected.

Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with MC4R pathway deficiencies. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. Since the published epidemiology studies for these genetic deficiencies are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.

Based on clinical epidemiology, we have estimated the potential addressable patient populations with these MC4R pathway deficiencies based on the following sources and assumptions:

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

•

LEPR Deficiency Obesity. Our addressable patient population estimate for LEPR deficiency obesity is approximately 500 to 2,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:

•	epidemiology studies on LEPR deficiency in small cohorts of patients comprised of children with severe obesity and adults with severe obesity who have a history of early onset obesity;
•

U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•

with wider availability of genetic testing expected for LEPR deficiency and increased awareness of new treatments, our belief that up to 40% of patients with these disorders may eventually be diagnosed.

Using these sources and assumptions, we calculated our estimates for addressable populations by multiplying (x) our estimate of the number of patients comprised of children with severe obesity and our estimate of a projected number of adults with severe obesity who have a history of early onset obesity, (y) the estimated prevalence from epidemiology studies of approximately 1% for LEPR deficiency, and (z) our estimated diagnosis rate of up to 40%.

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
•

High Impact MC4R Pathway Heterozygous Patients. Our addressable patient population estimate for High Impact MC4R Pathway Heterozygous, or High Impact Het, patients (the subset of MC4R pathway heterozygous patients with well-characterized, published, high-impact loss-of-function variants, expected to be most responsive to setmelanotide) is approximately greater than 20,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:

•

U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•	Our internal sequencing yield for High-Impact Het patients of ~0.7%.
•	POMC Epigenetic Disorders. There is currently no epidemiology data that defines the prevalence of POMC epigenetic disorders.

We believe that the patient populations in the EU are at least as large as those in the United States. However, we do not have comparable epidemiological data from the EU and these estimates are therefore based solely on applying relative population percentages to the Company‑derived estimates described above.

We are conducting additional clinical epidemiology studies to strengthen these prevalence projections. In parallel, we have developed a patient registry for diagnosed patients with POMC deficiency and LEPR deficiency (and other genetic disorders of obesity) which might further inform prevalence projections for these rare genetic orders.

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

Defining the exact genetic variants that result in MC4R pathway disorders is complex, so if any approval that we obtain is based on a narrower definition of these patient populations than we had anticipated, then the potential market for setmelanotide for these indications will be smaller than we originally believed. In either case, a smaller patient population in our target indications would have a materially adverse effect on our ability to achieve commercialization and generate revenues.

If the actual number of patients suffering from each of the MC4R pathway deficiencies we are targeting is smaller than we estimate or if any approval that we obtain is based on a narrower definition of these patient populations, including pediatric populations, our ability to recruit patients to our trials may be materially adversely affected.

If the actual number of patients with any of the MC4R pathway deficiencies we are targeting is lower than we believe, it may be difficult to recruit patients, and this may affect the timelines for the completion of clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could also be delayed or prevented.

The pediatric population is an important patient population for setmelanotide and our addressable patient population estimates include pediatric populations. However, it may be more challenging to conduct studies in this population, and to locate and enroll pediatric patients. Additionally, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols.

We have started treating patients six years and older in our trials.  Our aim is to gain regulatory approval and labeling for patients six years of age and older. We have only recently received permission from the FDA and other equivalent competent authorities in the EU member states to enroll these younger patients, aged six to eleven, in our pivotal trials. However, there may be issues that preclude the ultimate approval and labeling including, but not limited to, potential disagreement on dose titration, or delivery methods for small doses, or the suitability of patient reported outcomes in younger patients, the clinical endpoints in rapidly growing patients, as well as avoiding over‑suppression of normal appetite in adolescents. In addition, the competent authorities in the EU member states may consider the PEG vehicle in the product to carry additional risks in pediatric patients, and we may look to new formulations, such as our once-weekly formulation, as being more suitable to younger pediatric patients. We also may not have one-year clinical data in six to eleven year old patients at the time of the NDA submission for POMC deficiency obesity and LEPR deficiency obesity, if we begin recruiting six to eleven year old patients into our pivotal trials, though we can provide one-year clinical data when it becomes available. We cannot predict if the FDA or the European Commission in the EU will approve and issue a marketing authorization for setmelanotide for use in younger pediatric patients, nor provide an estimate for the timing for approval, if any, for the use of setmelanotide for such patients. Furthermore, if the FDA or the European Commission in the EU do not approve or grant marketing authorization for the use of setmelanotide in this population, we will not be permitted to promote the use of setmelanotide for these patients, even if  setmelanotide is approved in the United States by the FDA and authorized to be placed on the market in the EU by the European Commission for use in patients twelve and older. Even if approved, the promation of setmelanotide for uses that are not approved by the FDA or authorized in the EU constitutes off-label promotion. The off-label promotion of medicinal products is prohibited in the United States and EU. Breach of the rules governing the promotion of medicinal products in the United States and EU are subject to administrative enforcement and judicial action,  including fines and imprisonment.

While we currently have no knowledge of competitors developing product candidates intended to treat upstream MC4R pathway deficiencies, other than Prader-Willi-Syndrome, competitors may emerge. If that were to occur and competitors initiated clinical trials for product candidates that treat the same indications as setmelanotide, patients who would otherwise be eligible for our clinical trials may instead enroll in the clinical trials of our competitors’ product candidates, and could impact our commercial success.

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

We completed Phase 2 clinical trials for setmelanotide in 2016 for POMC deficiency obesity and are currently completing an ongoing pivotal Phase 3 clinical trial for setmelanotide for POMC deficiency obesity. We completed Phase 2 clinical trials for setmelanotide for LEPR deficiency obesity, and are currently completing an ongoing pivotal Phase 3 clinical trial for setmelanotide in LEPR deficiency obesity. These trials are overlapping in timing and duration and we have discussed with regulatory agencies, our plan to file one NDA for these two indications, which would have an impact on NDA timing and complexity.

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

We have also initiated Phase 2 clinical trials, referred to as our Basket Study, for POMC and other MC4R pathway heterozygous deficiency obesities, and POMC epigenetic disorders. We anticipate that the Basket Study may be more complex than the Phase 2 clinical trials for which we have achieved proof of concept, and will include larger numbers of subjects to be enrolled.  In addition, we anticipate that we will have to define a subset of heterozygous patients for whom setmelanotide will have a clinically meaningful impact, and this may take more patients and more time to develop than other indications for setmelanotide.  In March 2019, we announced data for High Impact Het patients (the subset of MC4R pathway heterozygous patients with well-characterized, published, high-impact loss-of-function variants, that we expect to be most responsive to setmelanotide).  However, the data from these initial patients is limited and preliminary, and further clinical study is needed to determine if the results in this subset of patients is both robust and consistent.

In addition, the outcome for these new indications is less certain. We will also be adding additional new MC4R pathway indications to our Basket Study in the future, and many uncertainties will exist for these new populations as well.  Therefore, we believe that a transition from proof of concept to pivotal trials will be longer and more complex for POMC heterozygous deficiency obesity and POMC epigenetic disorders, and possibly for any additional new indications, due to the greater variety of clinical presentation in those conditions.

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

We do not know whether our planned additional Phase 2 or Phase 3 clinical trials will begin or whether any of our clinical trials will be completed on schedule, if at all, as the commencement and successful completion of clinical trials can be delayed or prevented for a number of reasons, including but not limited to:

•

the FDA or other equivalent competent authorities in foreign jurisdictions may deny permission to proceed with our ongoing or planned Phase 3 clinical trials or any other clinical trials we may initiate, or may place a clinical trial on hold or be suspended;

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

•

the requirement to have a placebo controlled study even though the FDA and EMA did not impose one for POMC deficiency obesity or LEPR deficiency obesity, as we cannot be certain that this will be true for other indications or that the FDA or EMA, an advisory committee or the equivalent competent authorities in foreign jurisdictions will not change its guidance, as it has done so in the past for other open control trials;

•	uncertainty related to the length of placebo‑controlled intervals in clinical trials;
•	the need to perform non‑inferiority trials, which can be larger, longer and more costly, if treatment is approved for similar indications;
•

potential delays in the enrollment for our clinical trials of Bardet-Biedl syndrome and Alström syndrome (or any new indications we may study) for many reasons, including the fact that while we may have additional discussions with the FDA regarding clinical trials for these indications, we do not know if the FDA will propose additional changes to our proposed Phase 3 clinical trial design;

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

•	potential difficulties in defining the indications for MC4R pathway heterozygous or epigenetic disorders, as well as for potential new MC4R pathway indications;
•

lack of ability to predict which patients will have the most consistent responses to setmelanotide in the patients with rare genetic disorders of obesity that we are studying, as not all patients may show robust, or even any response to treatment, or may not persist in their response to treatment;

•

MC4R pathway heterozygous deficiency may have additional challenges, including that the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may require that we show that setmelanotide works better in these patients than in the genetically normal population; other challenges associated with these patients may include the need to study larger numbers of patients than for our first two indications, additional delays in initiating clinical trials for this indication due to uncertainty about the subset of these patients who will respond effectively to setmelanotide, and the lack of discussion for this indication with the FDA;

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

Setmelanotide is an MC4R agonist. Potential side effects of MC4R agonism, which have been noted either with setmelanotide or with other MC4R agonists in clinical trials and preclinical studies, may include:

•	adverse effects on cardiovascular parameters, such as increases in heart rate and blood pressure;
•	erections in males and similar effects in women, such as sexual arousal, clitoral swelling and hypersensitivity;
•	nausea and vomiting;
•	reduced appetite;
•	headache;
•	effects on mood, depression, anxiety and other psychiatric manifestations; and
•	other effects, for which most investigators reported as unrelated to setmelanotide and for which no increased incidence or pattern is currently evident.

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

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and they are subject to our further review and analysis. There has been only a single serious adverse event possibly attributed to setmelanotide in our clinical trials.  In our Phase 2 clinical trial with once daily SC injection, one patient was hospitalized for unusual chest pain, but no evidence of any serious respiratory or cardiac cause was found after careful evaluation and the event was attributed to musculoskeletal pain.  There were no treatment related changes in physical examination, except as noted below, and few, if any, clinically relevant changes in electrocardiograms, laboratory data and/or anti-drug antibodies. In addition to the serious adverse event described above, there have been a moderate number of additional incidents overall which have led to serious adverse events in the full development program, which have been determined not to be related to setmelanotide treatment. These have included patients on setmelanotide, as well as patients who were not taking setmelanotide.  There has been no pattern to these unrelated serious adverse experiences.  There has also been a serious adverse event with respect to a study participant on setmelanotide in our Phase 3 pivotal study for LEPR deficiency obesity who died in a fatal motor vehicle accident, in which the driver lost control, and our study participant was a passenger.  This was determined not to be related to setmelanotide treatment.

We have also initiated trials of setmelanotide in potential new indications that include patients who might have more serious underlying conditions, such as Alström syndrome and other indications. It is possible that the underlying conditions in these patients, such as congestive heart failure and potentially other conditions may confound the understanding of the safety profile of setmelanotide.

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
•

the FDA, the European Commission and other equivalent competent authorities in foreign jurisdictions may require the addition of a Risk Evaluation and Mitigation Strategy, or REMS, or other specific obligations as a condition for marketing authorization due to the need to limit treatment to rare patient populations, or to address safety concerns;

•	we may be required to change the way the product is distributed or administered or change the labeling of the product;
•	we may be required to conduct additional studies and clinical trials or comply with other postmarket requirements to assess possible serious risks;
•	we may be required to conduct long term safety follow-up evaluations, including setting up disease and drug based registries;
•	we may decide to remove the product from the marketplace;
•	we could be sued and held liable for injury caused to individuals exposed to or taking the product; and
•	our reputation may suffer.

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

We have been granted orphan drug designation for setmelanotide in treating POMC deficiency obesity and LEPR deficiency obesity in both the United States and the EU.  In addition,  we have requested orphan drug designation for Bardet-Biedl syndrome in the United States, and the EMA has adopted a positive opinion recommending setmelanotide for designation as an orphan medicinal product for the treatment of patients with Bardet-Biedl syndrome in the EU.  There can be no assurance that the FDA or the European Commission will grant such designation for setmelanotide for other uses. For example, if the FDA were to refuse to recognize all MC4R pathway deficiencies as separate diseases or conditions, the population of patients in the United States with a particular disease or condition, as defined by the FDA, who would be appropriate candidates for setmelanotide could be more than 200,000 or more individuals.  In that event, the drug may not qualify for orphan drug designation by the FDA, even if the population of patients with a specific MC4R pathway deficiency for which we seek approval is lower than 200,000. Additionally, the designation of setmelanotide as an orphan drug does not guarantee that the FDA will accelerate regulatory review of, or ultimately approve, setmelanotide.

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

The FDA Reauthorization Act of 2017, or the FDARA, amended the FDCA by codifying the FDA’s pre‑existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new law reversed prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Although we have obtained PRIME designation in the EU and Breakthrough Therapy designation for setmelanotide for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin‑melanocortin pathway, which includes POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome in the United States, the FDA may rescind the Breakthrough Therapy Designation and we may be unable to obtain Breakthrough Therapy designation for other uses. In addition, Breakthrough Therapy designation by the FDA may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that setmelanotide will receive marketing approval in the United States or a marketing authorization in the EU.

 The FDA is authorized under the FDCA to give certain products “Breakthrough Therapy designation.” A Breakthrough Therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of Breakthrough Therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross‑disciplinary review.  In addition, the FDA may consider reviewing portions of an NDA before the sponsor submits the complete application, or rolling review. Product candidates designated as breakthrough therapies by the FDA may be eligible for other expedited programs, such as priority review, if supported by clinical data.

Designation as Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe setmelanotide meets the criteria for designation as Breakthrough Therapy for other uses, the FDA may disagree. In any event, the receipt of Breakthrough Therapy designation for a product candidate, or acceptance for one or more of the FDA’s other expedited programs, may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not guarantee ultimate approval by the FDA. Regulatory standards to demonstrate safety and efficacy must still be met.  Additionally, the FDA may later decide that the product candidate no longer meets the conditions for designation and may withdraw designation at any time or decide that the time period for FDA review or approval will not be shortened.

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

We may not be able to translate the once-daily formulations of setmelanotide for methods of delivery that would be acceptable to the FDA or other equivalent competent authorities in foreign jurisdictions or commercially successful.

Setmelanotide is currently administered by once-daily SC injection using small insulin‑type needles. SC injection is generally less well‑received by patients than other methods of administration, such as oral administration. Considerable additional resources and efforts, including potential studies, may be necessary in order to translate the once-daily formulation of setmelanotide into a once-weekly formulation that may be well‑received by patients.

We have entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus’ drug delivery technology, FluidCrystal, to formulate once-weekly setmelanotide. This formulation, if successfully developed for setmelanotide, will be delivered subcutaneously, similar to our once-daily formulation, except that we anticipate it will be injected once weekly. The initial Phase 1 pharmacokinetic data from healthy obese volunteers supports once-weekly dosing, but has only been administered for short durations, with longer studies in process. It is possible that the tolerability profile and/or pharmacokinetics in patients will not be similar to that of healthy obese volunteers, making development of this product more complex. In addition, while we have started consultations with regulatory authorities about the path for approval of the once-weekly formulation, we cannot yet estimate the requirements for non-clinical and clinical data, manufacturing program, time, cost, and probability of success for approval.  A medicinal product called Buvidal in the EU and Brixadi in the United States (buprenorphine), that contains the Camurus formulation has been authorized to be marketed in the EU by the European Commission to treat dependence on opioids. In December, 2018, Brixadi was granted tentative approval for treatment of Opiod Use Disorder (OUD) in the U.S., subject to expiration of an exclusivity period granted to another product, Sublocade, which is based upon a different formulation of buprenorphine.  Excluding this, Camurus formulations have not been approved for any product by the FDA at this time, which further complicates our understanding for the path to approval.

We plan to seek FDA approval of the once-daily formulation in the initial NDA submission for POMC deficiency obesity and LEPR deficiency obesity, and to seek approval of the once-weekly formulation at a later time.  While we plan to develop the once-weekly formulation, or to develop other new and useful formulations and delivery technology for setmelanotide, we cannot estimate the probability of success, nor the resources and time needed to succeed. If we are unable to gain approval and utilize the once-daily formulation and/or the once-weekly formulation, or to develop new formulations, setmelanotide may not achieve significant market acceptance and our business, financial condition and results of operations may be materially harmed.

Our approach to treating patients with MC4R pathway deficiencies requires the identification of patients with unique genetic subtypes, for example, POMC genetic deficiency. The FDA or other equivalent competent authorities in foreign jurisdictions could require the approval or CE mark of an in vitro companion diagnostic device to ensure appropriate selection of patients as a condition of approving setmelanotide. The development and approval or CE mark of an in vitro companion diagnostic device would require substantial financial resources and could delay regulatory approval of setmelanotide.

We intend to focus our development of setmelanotide as a treatment for obesity caused by certain genetic deficiencies affecting the MC4R pathway. In order to assist in identifying this subset of patients, we employ a genetic diagnostic test, which is a test or measurement that evaluates the presence of genetic variants in a patient. The FDA has previously advised that for our clinical trial of setmelanotide to treat POMC deficiency obesity, it will be sufficient to use genetic diagnostic testing known as Sanger bi‑directional nucleotide sequencing, as long as that testing is performed by laboratories meeting the standards of the Clinical Laboratory Improvement Amendments, or CLIA, for Laboratory Developed Tests, or LDTs. Currently CMS regulates LDTs and the laboratories that develop them, and enforces CLIA.

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

We also are discussing with the FDA the specific mutations, or variants, that will define each indication for which we intend to seek approval. Our efforts have focused on loss-of-function variants that effectively inactivate the genes in the MC4R pathway, and we and the FDA have agreed on a path to define these variants for approval, which can also be used to categorize new variants as they are identified and that has been used for other diagnostics.  These approaches are complex, and the impact on the size of the indicated patients is not certain.

In addition, we intend to apply genetic tests to address goals beyond seeking FDA approval of setmelanotide, including supporting efforts to explore and expand the diagnosis of patients with genetic causes of obesity, and to assist in building awareness of these illnesses. As such, we may develop or work with partners to develop additional genetic tests in the area of genetic obesity, including panels that may study a larger number of genes. There are many factors that might influence the success of these efforts, which could be impactful on our commercial efforts, including the cost, analytical methods, and the ability to provide clinical and diagnostic information to patients and doctors.  In addition, the process of conversion of patients with a genetic diagnosis of MC4R pathway disorders to patients receiving treatment is still uncertain and may be complex.

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

Although we have been granted orphan drug designation in the United States and the EU for setmelanotide in treating PWS, we are not moving directly towards a Phase 3 trial in PWS at this time, but instead will be continuing to evaluate setmelanotide in another Phase 2 trial. We do not know the probability that we will be able to succeed in this additional Phase 2 trial and/or to proceed to Phase 3 and/or approval, even when these efforts are completed. In addition, the experience by others suggests that PWS patients are at risk for adverse experiences and for this, and many other reasons, clinical trials in that population are challenging. It may be both difficult to determine if adverse effects in this population are due to the disease, setmelanotide or some combination of both. PWS is a complex multigenic disease, and the hypothesis that PWS is an upstream MC4R pathway disorder is supported primarily on the role of genes, such as MAGEL2 and PCSK1 (also known as PC1), in animal models of obesity. Our results may support that PWS is not an upstream MC4R pathway disorder. Alternatively, other design factors may have influenced the outcome of this trial, and we will be reassessing the possibility of future Phase 2 trials in PWS that address the following potential factors: duration of treatment, younger age of population, improved setmelanotide pharmacokinetics, consideration of higher doses, and operational limitations of the completed Phase 2 trial. There can be no assurances that some of the factors that affected the results of the PWS trials will not also adversely impact the results of our trials for other indications.

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

In some foreign countries, particularly in Canada and in the EU member states, the pricing and reimbursement of prescription only medicinal products is subject to strict governmental control which varies widely between countries. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of setmelanotide with other available therapies. If reimbursement for setmelanotide is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

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

As a further step in this direction, on January 31, 2018, the European Commission adopted a proposal for a regulation on HTA. This legislative proposal is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal would permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual EU member states. However, this consequence cannot be excluded.  The related legislative process is currently ongoing with EU member states divided on the proposal.  The Regulation is unlikely to be adopted before the end of the term of the present European Commission on 31 October 2019, if it is adopted at all.

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

The commercial success of setmelanotide, if approved by the FDA or other equivalent competent authorities in foreign jurisdictions, will also depend upon the awareness and acceptance of setmelanotide within the medical community, including physicians, patients and third‑party payors. If setmelanotide is approved but does not achieve an adequate level of acceptance by patients, physicians and third‑party payors, we may not generate sufficient revenue to become or remain profitable. Before granting reimbursement approval, third‑party payors may require us to demonstrate that, in addition to treating obesity caused by certain genetic deficiencies affecting the MC4R pathway, setmelanotide also provides incremental health benefits to patients. Our efforts to educate the medical community and third‑party payors about the benefits of setmelanotide may require significant resources and may never be successful. All of these challenges may impact our ability to ever successfully market and sell setmelanotide.

Market acceptance of setmelanotide, if approved, will depend on a number of factors, including, among others:

•

the ability of setmelanotide to treat obesity caused by certain genetic deficiencies affecting the MC4R pathway and, if required by any competent authority in connection with the approval for these indications, to provide patients with incremental health benefits, as compared with other available treatments, therapies, devices or surgeries;

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

Currently, there are no approved or effective treatments for regulating hunger and hyperphagia related behaviors of patients with POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity, or POMC epigenetic disorders. Bariatric surgery is not a treatment option for these genetic disorders of obesity because the severe obesity and hyperphagia associated with these disorders are considered to be risk factors for bariatric surgery. While we are unaware of any competitive products in clinical development for the obesity and hyperphagia caused by upstream MC4R pathway deficiencies specifically, new competitors may emerge which could limit our business opportunity in the future.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of setmelanotide, or any future product candidates, for use in the conduct of our preclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidate on a clinical or commercial scale. The facilities used by our contract manufacturing organizations, or CMOs, to manufacture the active pharmaceutical ingredient, or API, and final drug product must pass inspection by the FDA and other equivalent competent authorities in foreign jurisdictions pursuant to inspections that would be conducted after we submit our NDAs or relevant foreign regulatory submission to the other equivalent competent authorities in foreign jurisdictions. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure or the failure of our CROs or CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, including civil and criminal penalties. If we import any drugs or drug substances, we would be subject to FDA and U.S. Bureau of Customs and Border Patrol, or CBP, import regulation requirements. Such enforcement for our failure or our CROs or CMOs’ failure to comply with these regulations could result in import delays, detention of products, and, depending on criteria such as the history of violative activities, the FDA could place a foreign firm or certain drug substances or products on Import Alert and require that all such drug substances or products be subject to detention without physical examination, or DWPE, which could significantly impact the global supply chain for setmelanotide. With the exception of those on the FDA’s drug shortage list or properly imported by individuals, the FDCA prohibits the importation of prescription drug products for commercial use if they were manufactured in a foreign country, unless they have been approved or are otherwise authorized to be marketed in the United States and are labeled accordingly.

We currently contract with various third parties for the manufacture of setmelanotide and intend to continue to do so in the future. We have entered into a process development and manufacturing services agreement with Corden Pharma Brussels S.A, or Corden, formerly Peptisyntha SA prior to its acquisition by Corden, PolyPeptide Group, Baine L’Alleud, or PPL, and Neuland Laboratories, in connection with certain process development and manufacturing services for regulatory starting materials and drug substance, or API, in connection with the manufacture of setmelanotide. We have contracted with a second source supplier of API, PPL.  We have also entered into a process development and manufacturing services agreement with Recipharm Monts S.A.S, or Recipharm, under which Recipharm will provide certain process development and manufacturing services in connection with the manufacture of setmelanotide drug product. Under our agreements, we pay these third parties for services in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. The agreement with Corden also provides that, subject to certain conditions, for a period following each product launch date, we will source from Corden a portion of our requirements for that product being sourced from non‑affiliate third parties. We may need to engage additional third‑party suppliers to manufacture our clinical drug supplies. In the future, if we approach commercialization of setmelanotide or any future product candidate, we will need to engage other third parties to assist in, among other things, labeling, packaging, distribution, post‑approval safety reporting and pharmacovigilance activities. We cannot be certain that we can engage third‑party suppliers on terms as favorable as those that are currently in place.

We do not perform the manufacturing of any drug products and are completely dependent on our CMOs to comply with cGMPs for manufacture of both API and finished drug product. We recognize that we are ultimately responsible for ensuring that our drug substances and finished product are manufactured in accordance with cGMPs, and, therefore, the company’s management practices and oversight, including routine auditing, are critical. If our CMOs cannot successfully manufacture material that conform to our specifications and the strict regulatory requirements of the FDA or other equivalent competent authorities in foreign jurisdictions, they may be subject to administrative and judicial enforcement for non‑compliance and the drug products would be deemed misbranded or adulterated and prohibited from distribution into interstate commerce. Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products.  As a result, failure to satisfy the regulatory requirements for the production of those other company materials and products may affect the regulatory clearance of our CMOs’ facilities generally. In addition, satisfying the regulatory requirements for production of setmelanotide with multiple suppliers, while assuring more robust drug availability in the future, adds additional complexity and risk to regulatory approval.  If the FDA or another equivalent competent foreign regulatory agency does not approve these facilities for the manufacture of setmelanotide or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market setmelanotide.

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

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Setmelanotide, which is currently in Phase 3 clinical development as a treatment for genetic deficiencies affecting the MC4R pathway, including POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization. The clinical trials of setmelanotide are, and the manufacturing and marketing of setmelanotide will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide.

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

We are not permitted to market setmelanotide in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdictions until we receive the requisite approval from the competent authorities in such countries. We have three Phase 3 clinical trials underway, one each for the treatment of POMC deficiency obesity and LEPR deficiency obesity, and a third combined Phase 3 trial for Bardet‑Biedl syndrome and Alström syndrome. Under our current development program, we plan to conduct a single Phase 3 clinical trial for POMC deficiency obesity. To date, in our ongoing discussions with the FDA, the agency has not asked for additional Phase 3 trials in POMC deficiency obesity, but the agency could still require us to conduct additional Phase 3 clinical trials for this indication. Moreover, for POMC deficiency obesity, the FDA has provided clear advice in the past, but could at any time alter its previous advice on many aspects of the trial—the small size, the primary and key secondary endpoints, the open label design, the amount of past medical history available on individual patients, the statistical analysis plan, the definition of clinically‑relevant success for the protocol, entry of patients ages six or over—all of which may impact the timing and ability to obtain FDA approval. For example, the FDA asked us in December 2017 to switch the order of our primary and key secondary endpoints for weight in our POMC deficiency Phase 3 protocol. While this might be favorable as the new primary endpoint has increased statistical power—the ability to produce a positive study result—this change occurred after the Phase 3 trial had started and may result in additional complexities such as more attention to compliance and retention. There are other aspects of the trial for which we have not received advice from the FDA, such as the number of U.S. versus non‑U.S. patients and the number of patients with POMC gene defects versus the number of patients with PCSK1 defects, which could also impact the timing of and our ability to obtain FDA approval. We have also received FDA comments that indicate the Phase 3 program for LEPR deficiency can be similar to POMC deficiency.  Similarly, the preliminary FDA advice on the design of the Bardet‑Biedl syndrome and Alström syndrome combined clinical Phase 3 study could, at any time, be altered by the FDA, including for example, the size of the trial, the type and importance of endpoints, the length of the trial, the ability to combine the two indications, the inclusion of pediatric patients and pediatric efficacy endpoints, the design for any placebo‑controlled aspect of the trial, as well as other factors that could impact on the ability of the trial to support registration.

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

In the EU we are currently conducting the Phase 3 clinical trial RM‑493‑015 in Germany, France, Netherlands, and the United Kingdom, for LEPR deficiency obesity. We are also conducting this study in the United States. We have not obtained EMA scientific advice for the LEPR deficiency indication, nor have we obtained EMA scientific advice for the Bardet‑Biedl syndrome or Alström syndrome indications, except in the more general setting of our PRIME discussions.

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

Our plan is to expand our internal clinical development operations and capabilities so that we can continue to enroll and manage our Phase 2 and Phase 3 clinical trials such that if the clinical trials are successful, we can file NDAs for POMC deficiency obesity and LEPR deficiency obesity in the United States at end of 2019 or early 2020. We believe we have finalized the design, timing and size of our Phase 3 trial for POMC deficiency obesity with the FDA but we cannot assure you that the trial will not be subject to further modification.

In addition, obtaining FDA approval of an NDA and the approval of a marketing authorization application from the European Commission is a complex, lengthy, expensive and uncertain process, and the FDA, EMA or equivalent competent authorities in foreign jurisdictions may delay, limit or deny approval of setmelanotide for many reasons, including, among others:

•

the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

•

we may not be able to demonstrate to the satisfaction of the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions that setmelanotide is safe and effective in treating obesity caused by certain genetic deficiencies affecting the MC4R pathway;

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

•	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with the number, size, conduct or implementation of our clinical trials;
•	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may require that we conduct additional clinical trials or pre‑clinical studies;
•	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not consider that our diagnostic strategy supports approval;
•

the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may decide that additional assays or data to understand any risks for anti-drug antibodies may need to be available for approval;

•

the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may decide that the toxicology program, including any parts of carcinogenicity studies that are filed, do not meet the requirements for approval;

•

the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions or the applicable foreign regulatory agency may identify deficiencies in our chemistry, manufacturing or controls of setmelanotide, or in the commercial production of setmelanotide to support product approval;

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

•

we plan to request the right to submit portions of the NDA before all portions are complete, a process known as rolling review, but even if FDA grants rolling review, the review clock does not begin until the entire NDA is complete, and FDA may request additional information before deeming the NDA to be complete;

•	if any when our NDA is approved, we may be required to conduct additional studies and clinical trials or other postmarket requirements to assess possible serious risks;
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

•

the FDA or other equivalent competent foreign regulatory agencies may deem our manufacturing processes or our facilities or the facilities of our CMOs inadequate to preserve the identity, strength, quality, purity, or potency of our product; or

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

Even if we receive marketing approval for setmelanotide, regulatory authorities may impose significant restrictions on setmelanotide’s indicated uses or marketing or impose ongoing requirements for potentially costly post approval studies. Setmelanotide will also be subject to ongoing requirements by the FDA, the EMA, and the competent authorities in the EU member states, governing labeling, packaging, storage, advertising, promotion, marketing, distribution, importation, exportation, post‑approval changes, manufacturing, recordkeeping, and submission of safety and other post market information. Advertising and promotional materials must comply with the FDCA and implementing regulations, and are subject to FDA oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.  The FDA and the other competent foreign authorities have significant post market authority, including, for example, the authority to require labeling changes based on new safety information and to require post market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post approval, the submission of a REMS, which may include Elements to Assure Safe Use, or ETASU. Any REMS required by the FDA may lead to increased costs to assure compliance with new post approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.  The holder of an approved NDA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process, or adding new manufacturers.

Manufacturers of drug products and their facilities may be subject to payment of application and program fees and are subject to continual review and periodic inspections by the FDA and other equivalent competent authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with setmelanotide, such as adverse events of unanticipated severity or frequency, or problems with the facility where setmelanotide is manufactured or disagrees with the promotion, marketing or labeling of the product, a regulatory agency may impose restrictions on setmelanotide, the manufacturer or us, including requiring withdrawal of setmelanotide from the market or suspension of manufacturing. If we or the manufacturing facilities for setmelanotide fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and adversely affect our business, financial condition, results of operations and prospects.

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

In addition, a sponsor’s responsibilities and obligations under the FDCA and FDA regulations, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability, which would materially and adversely affect our business, financial condition, results of operations and prospects.

Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU member states, both before and after grant of the manufacturing and marketing authorizations. This oversight includes control of compliance with cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third party manufacturers would be required to ensure that all of our processes, methods, and equipment are compliant with cGMP. Failure by us or by any of our third party partners, including suppliers, manufacturers, and distributors to comply with EU laws and the related national laws of individual EU member states governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products, both before and after grant of marketing authorization, and marketing of such products following grant of authorization may result in administrative, civil, or criminal penalties. These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, revocation or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affects the U.S. pharmaceutical industry.  Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale, are the following:

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

Some of the provisions of the ACA have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the “individual mandate,”  effective January 1, 2019.  Further, the Bipartisan Budget Act of 2018, or BBA of 2018,  among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%.  In addition, there have been delays in the implementation of key provisions of the Healthcare Reform Act, including the excise tax on generous employer-based health plans.  Additional legislative changes, regulatory changes, and judicial challenges related to the ACA remain possible. It is unclear how the ACA and its implementation, as well as efforts to repeal or replace, or invalidate, the ACA, or portions thereof, will affect our business.  It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which will be fully implemented in 2019. At this time, it is unclear how the introduction of this Medicare quality payment program will impact overall physician reimbursement. The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. There have been several Congressional inquiries and proposed bills and regulatory initiatives designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.  For example, the Trump Administration has considered exercising its demonstration authority to test an alternative Medicare Part B drug payment methodology with respect to certain Medicare Part B drugs that is tied to international pricing of such drugs.  Any specific reforms that may be enacted or implemented remain uncertain, both as to their substance and timing, and may affect a broad range of public policy considerations, including the Medicare and Medicaid programs and the FDA regulatory regime.

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

For example, the FDA and other equivalent competent authorities in foreign jurisdictions strictly regulate the promotional claims that may be made about prescription products, such as setmelanotide, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for setmelanotide as a treatment for obesity caused by certain genetic deficiencies affecting the MC4R pathway, physicians may nevertheless prescribe setmelanotide to their patients in a manner that is inconsistent with the approved labeling. If we are found to have promoted such off‑label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off‑label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Oversight and management of promotional practices may require operational changes and additions, if setmelanotide is approved and commercialized. If we cannot successfully manage the promotion of setmelanotide, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

We may be subject to federal and state healthcare and privacy laws and regulations. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, substantial civil penalties, reputational harm and diminished profits and future earnings.

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

•

The United States federal healthcare Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, (anything of value), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order or arranging for or recommending the purchase, lease or order of any good or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers, formulary managers and patients, on the other. Liability under the Anti‑Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti‑Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals or patients as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti‑kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product and patient support programs.

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

•

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payors,  and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Penalties for failure to comply with a requirement of HIPAA vary significantly and include civil monetary penalties as well as criminal penalties for knowingly obtaining or disclosing individually identifiable health information in violation of HIPAA. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm.  HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.  Pharmaceutical and other healthcare companies also are subject to state laws governing the privacy and security of health, genetic, sensitive condition and personally identifiable information, many of which enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms.

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

It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse, privacy, or other healthcare laws and regulations. If our operations, including our engagements with healthcare professionals, researchers and patients, disease awareness and/or patient identification initiatives including genetic testing programs, or anticipated activities to be conducted by our field teams, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to costly investigations, significant civil, criminal and administrative monetary penalties, imprisonment, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations or financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and generate negative publicity, which could harm our financial condition and divert our management’s attention from the operation of our business.

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

We are subject to U.S. data protection laws and regulations, for example, laws and regulations that address privacy and data security, at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection laws, including, for example, Section 5 of the FTC Act, govern the collection, use, and disclosure and protection of health‑related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.  In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.  Some of our research activities involve minors, which may be subject to additional laws and can require specialized consent processes, privacy protections, and compliance procedures.

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

On March 29, 2017, the Government of the United Kingdom initiated the formal procedure of withdrawal from the EU. The procedure involves a two‑year negotiation period in which the United Kingdom and the EU were required to conclude an agreement setting out the terms of the United Kingdom’s withdrawal and the arrangements for the United Kingdom’s future relationship with the EU. This negotiation period could be extended by a unanimous decision of the European Council, in agreement with the United Kingdom.  This negotiation period has been extended twice and the current negotiation period expires on 31 October 2019.

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

We are highly dependent on Keith M. Gottesdiener, M.D., our Chief Executive Officer and President, Hunter Smith, our Chief Financial Officer and Treasurer, Nithya Desikan, our Chief Commercial Officer, Simon Kelner, our Chief Human Resources Officer, and Murray Stewart, M.D., our Chief Medical Officer. We have employment agreements with these individuals but any individual may terminate his or her employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We also do not have any key‑person life insurance on any of these key employees. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to non‑compete agreements. Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs and other contractors and consultants are vulnerable to attacks by hackers, damage from computer viruses, unauthorized access, breach due to employee error, malfeasance or other disruptions, natural disasters, terrorism and telecommunication and electrical failures. Any such attack or breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification, some also require implementation of reasonable security measures and provide a private right of action in the event of a breach.  Costs of breach response, investigation, remediation and notice can be considerable. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation, which could adversely affect our business.

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

Based on the number of shares outstanding as of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 53.6% of our voting stock. These stockholders will have significant influence over matters requiring stockholder approval. For example, these stockholders will significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of June 30, 2019, we have 34,497,542 shares of common stock outstanding.

The holders of approximately 10.6 million shares of our common stock, or approximately 31% of our total outstanding common stock as of June 30, 2019, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year, which would allow us to take advantage of certain scaled disclosure requirements.

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

Repurchased of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
10.1†	Summary of Non-Employee Director Compensation Policy.	8-K	7/25/2019	10.1
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed or furnished herewith.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: July 29, 2019	By:	/s/ Keith M. Gottesdiener
Name: Keith M. Gottesdiener
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: July 29, 2019	By:	/s/ Hunter Smith
Name: Hunter Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)