Form 10-Q
period 2019-09-30
RHYTHM PHARMACEUTICALS, INC.
filed 2019-11-01
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2019 was 43,926,406.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$71,680	$49,542
Short-term investments	90,755	202,519
Prepaid expenses and other current assets	8,442	6,628
Total current assets	170,877	258,689
Property and equipment, net	3,862	1,120
Right-of-use asset	2,097	—
Deferred issuance costs	295	—
Restricted cash	402	401
Total assets	$177,533	$260,210
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,745	$7,640
Accrued expenses and other current liabilities	17,005	5,942
Lease liability	457	—
Total current liabilities	25,207	13,582
Long-term liabilities:
Lease liability	3,211	—
Deferred rent	—	372
Total liabilities	28,418	13,954
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 34,578,564 and 34,410,725 shares issued and outstanding September 30, 2019 and December 31, 2018, respectively	35	34
Additional paid-in capital	441,455	430,824
Accumulated deficit	(292,375)	(184,602)
Total stockholders’ equity	149,115	246,256
Total liabilities and stockholders’ equity	$177,533	$260,210

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$26,572	$10,705	$84,641	$31,575
Selling, general, and administrative	10,535	8,539	27,135	19,691
Total operating expenses	37,107	19,244	111,776	51,266
Loss from operations	(37,107)	(19,244)	(111,776)	(51,266)
Other income (expense):
Interest income, net	1,104	1,558	4,003	2,709
Total other income:	1,104	1,558	4,003	2,709
Net loss and comprehensive loss	$(36,003)	$(17,686)	$(107,773)	$(48,557)
Net loss attributable to common stockholders	$(36,003)	$(17,686)	$(107,773)	$(48,557)
Net loss per share attributable to common stockholders, basic and diluted	$(1.04)	$(0.52)	$(3.13)	$(1.63)
Weighted average common shares outstanding, basic and diluted	34,541,765	34,256,519	34,470,995	29,859,314

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	34,410,725	$34	$430,824	$(184,602)	$246,256
Stock compensation expense	—	—	2,644	—	2,644
Issuance of common stock in connection with ESPP	12,105	—	295	—	295
Issuance of common stock in connection with exercise of stock options	7,811	—	54	—	54
Change in unrealized gain (loss) on marketable securities	—	—	214	—	214
Net loss	—	—	—	(28,974)	(28,974)
Balance at March 31, 2019	34,430,641	34	434,031	(213,576)	220,489
Stock compensation expense	—	—	3,272	—	3,272
Issuance of common stock in connection with exercise of stock options	66,901	—	465	—	465
Change in unrealized gain (loss) on marketable securities	—	—	37	—	37
Net loss	—	—	—	(42,796)	(42,796)
Balance at June 30, 2019	34,497,542	34	437,805	(256,372)	181,467
Stock compensation expense	—	—	3,035	—	3,035
Issuance of common stock in connection with ESPP	13,766	—	263	—	263
Issuance of common stock in connection with exercise of stock options	67,256	1	433	—	434
Change in unrealized gain (loss) on marketable securities	—	—	(81)	—	(81)
Net loss	—	—	—	(36,003)	(36,003)
Balance at September 30, 2019	34,578,564	$35	$441,455	$(292,375)	$149,115

Balance at December 31, 2017	27,284,140	$27	$255,013	$(110,252)	$144,788
Stock compensation expense	—	—	958	—	958
Shares issued for license agreement	—	—	4,448	—	4,448
Change in unrealized gain (loss) on marketable securities	—	—	(77)	—	(77)
Net loss	—	—	—	(16,459)	(16,459)
Balance at March 31, 2018	27,284,140	27	260,342	(126,711)	133,658
Stock compensation expense	—	—	1,516	—	1,516
Shares issued for license agreement	223,544	—	—	—	—
Issuance of common stock upon completion of public offering, net of offering costs	6,591,800	7	163,027	—	163,034
Issuance of common stock in connection with exercise of stock options	73,653	—	399	—	399
Change in unrealized gain (loss) on marketable securities	—	—	122	—	122
Net loss	—	—	—	(14,412)	(14,412)
Balance at June 30, 2018	34,173,137	34	425,406	(141,123)	284,317
Adoption of new accounting standard	—	—	286	(286)	—
Stock compensation expense	—	—	1,893	—	1,893
Offering costs related to public offering	—	—	(135)	—	(135)
Issuance of common stock in connection with exercise of stock options	209,388	—	1,235	—	1,235
Change in unrealized gain (loss) on marketable securities	—	—	13	—	13
Net loss	—	—	—	(17,686)	(17,686)
Balance at September 30, 2018	34,382,525	$34	$428,698	$(159,095)	$269,637

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018

Operating activities
Net loss	$(107,773)	$(48,557)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash research and development license expense	—	4,448
Stock-based compensation expense	8,951	4,367
Depreciation and amortization	643	228
Non-cash rent expense	261	(23)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,592)	(2,760)
Tenant improvement allowance	938	—
Accounts payable, accrued expenses and other current liabilities	11,043	1,224
Net cash used in operating activities	(90,529)	(41,073)
Investing activities
Purchases of short-term investments	(110,948)	(188,559)
Maturities of short-term investments	225,490	89,463
Purchases of property and equipment	(3,385)	(327)
Net cash provided by (used in) investing activities	111,157	(99,423)
Financing activities
Net proceeds from issuance of common stock	—	162,899
Proceeds from the exercise of stock options	953	1,634
Proceeds from issuance of common stock from ESPP	558	—
Net cash provided by financing activities	1,511	164,533
Net increase in cash, cash equivalents and restricted cash	22,139	24,037
Cash, cash equivalents and restricted cash at beginning of period	49,943	34,461
Cash, cash equivalents and restricted cash at end of period	$72,082	$58,498

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”), is a biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders that result in severe, life‑threatening metabolic disorders. The Company's lead peptide product candidate is setmelanotide (“RM‑493”), which is a potent melanocortin‑4 receptor, or MC4R, agonist for the treatment of rare genetic disorders of obesity caused by MC4R pathway deficiencies. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. The Company’s development efforts are initially focused on obesity related to several single gene-related, or monogenic, MC4R pathway deficiencies: pro‑opiomelanocortin, or POMC, deficiency obesity; leptin receptor, or LEPR, deficiency obesity; Bardet‑Biedl syndrome; Alström syndrome; MC4R pathway heterozygous deficiency obesity; POMC epigenetic disorders; steroid receptor coactivator 1, or SRC1, deficiency obesity; SH2B adapter protein 1, or SH2B1, deficiency obesity; MC4R deficiency obesity and Smith-Magenis syndrome.  There are currently no effective or approved treatments for these MC4R pathway-related disorders.  The Company believes that the MC4R pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of September 30, 2019, the Company had an accumulated deficit of $292,375.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock as well as capital contributions received from the Predecessor Company, the Relamorelin Company and the former parent company, Rhythm Holdings LLC. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. At September 30, 2019, the Company had $162,435 of cash and cash equivalents and short‑term investments on hand.  In addition, the Company received additional funding in connection with a public offering subsequent to quarter-end (see Note 10, “Subsequent Events”). The net proceeds from this offering, or the October 2019 public offering, were approximately $161,325 after deducting underwriting discounts and commissions and estimated offering expenses.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, and funded research and development programs, to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources, together with the funds received from the October 2019 public offering, will be sufficient to fund the Company's operating plan through at least the end of 2021.

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

The accompanying interim balance sheet as of September 30, 2019, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the statement of stockholders equity and the statement of cash flows for the nine months ended September 30, 2019 and 2018 and the related footnote disclosures are unaudited. In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include all normal recurring adjustments necessary for the fair presentation of the interim financial statements. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2019, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2018 Annual Report other than those resulting from the adoption of ASC Topic 842, which is described below.

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

The Company’s cash equivalents and marketable securities at September 30, 2019 and December 31, 2018 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2019 and December 31, 2018, respectively.

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

	September 30,
	2019	2018
Stock options	3,594,830	2,474,790

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments and is effective for annual and interim reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  ASU 2016-18 changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU on January 1, 2018 and has applied its content to statements of cash flows for the nine months ended September 30, 2019 and 2018 presented herein.

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

3. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2019	2018
Research and development costs	$11,169	$2,614
Professional fees	2,495	858
Payroll related	3,229	2,410
Other	112	60
Accrued expenses	$17,005	$5,942

4. Fair Value of Financial Assets and Liability

As of September 30, 2019 and December 31, 2018, the carrying amount of cash and cash equivalents and short‑term investments was $162,435 and $252,061, respectively, which approximates fair value. Cash and cash equivalents and short‑term investments includes investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 and had a total balance of $47,942 and $37,019 as of September 30, 2019 and December 31, 2018,

respectively.  The financial assets valued based on level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	September 30, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$22,976	$—	$22,976
Money Market Funds	47,942	—	—	$47,942
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	90,755	—	90,755
Total	$47,942	$113,731	$—	$161,673

	Fair value Measurements as of
	December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities	$—	$5,976	$—	$5,976
Money Market Funds	37,019	—	—	37,019
Marketable Securities:
Corporate Debt Securities	—	202,519	—	202,519
Total	$37,019	$208,495	$—	$245,514

Marketable Securities

The following tables summarize the Company's marketable securities:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities and Commercial Paper (due within 1 year)	$90,720	$42	$(7)	$90,755
	$90,720	$42	$(7)	$90,755

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate Debt Securities (due within 1 year)	$202,653	$23	$(157)	$202,519
	$202,653	$23	$(157)	$202,519

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  Our office lease has a remaining lease term of 6.25 years.  The Company has measured the lease liability associated with the office lease using a discount rate of 10%.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of September 30, 2019, the Company has not entered into any lease arrangements classified as a finance lease.

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

The Company’s corporate headquarters is located in Boston, Massachusetts.  This facility houses the Company’s research, clinical, regulatory, commercial and administrative personnel.  In August 2018, the Company amended its existing lease agreement and the new lease term commenced May 2019 and has a term of six years with a five-year renewal option to extend the lease. As of January 1, 2019, the Company has not included the five-year renewal option to extend the lease in its measurement of the ROU asset or lease liability. Rent expense, or operating lease costs, for the three and nine months ended September 30, 2019 and 2018, was $138, $90, $491 and $197, respectively.

Supplemental cash flow information related to the Company’s lease for the nine months ended September 30, 2019, includes cash payments of $230 used in the measurement of our operating lease liability.

The following table presents the maturities of the Company’s operating lease liability related to office space as of September 30, 2019, all of which is under a non-cancellable operating lease:

Remainder of 2019	$195
2020	786
2021	802
2022	818
2023	834
Thereafter	1,353
Total operating lease payments	4,788
Less: imputed interest	1,120
Total operating lease liability	$3,668

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

8. Related‑Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $651, $542, $1,739 and $1,518 for the three and nine months ended September 30, 2019 and 2018, respectively. Outstanding payments due to these related parties as of September 30, 2019 and December 31, 2018 were $144 and $260, respectively, and were included within accounts payable on the balance sheet.

9. Income Taxes

For the year ended December 31, 2018, the Company did not have a current or deferred income tax expense or benefit as the entity has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

10. Subsequent Events

On October 18, 2019 the Company completed a public offering of 9,324,324 shares of common stock at an offering price of $18.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,216,216 additional shares of common stock. The Company received gross proceeds of approximately $172,500, or net proceeds of approximately $161,325 after deducting underwriting discounts, commissions and estimated offering expenses. The financial statements as of September 30, 2019, including share and per share amounts, do not include the effects of the public offering.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders that result in severe, life‑threatening metabolic disorders. Our lead peptide product candidate is setmelanotide, a potent melanocortin‑4 receptor, or MC4R, agonist for the treatment of rare genetic disorders of obesity. We believe setmelanotide, for which we have exclusive worldwide rights, has the potential to serve as replacement therapy for the treatment of MC4R pathway deficiencies. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. Our development efforts are initially focused on obesity related to several single gene‑related, or monogenic, MC4R pathway deficiencies: pro‑opiomelanocortin, or POMC, deficiency obesity; leptin receptor, or LEPR, deficiency obesity; Bardet‑Biedl syndrome; Alström syndrome; MC4R pathway heterozygous deficiency obesity; POMC epigenetic disorders; steroid receptor coactivator 1, or SRC1, deficiency obesity; SH2B adapter protein 1, or SH2B1, deficiency obesity; MC4R deficiency obesity and Smith‑Magenis syndrome. There are currently no effective or approved treatments for these MC4R pathway‑related disorders. We believe that the MC4R pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

We recently reported positive topline Phase 3 data in POMC deficiency obesity and LEPR deficiency obesity, and have previously demonstrated proof of concept in Phase 2 clinical trials in Bardet‑Biedl syndrome and Alström syndrome. In these four genetic disorders of extreme and unrelenting appetite and obesity, setmelanotide has dramatically reduced both weight and hunger. The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin melanocortin pathways. The Breakthrough Therapy designation currently covers indications for POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome. We plan to complete our NDA submission for POMC deficiency obesity and LEPR deficiency obesity in the fourth quarter of 2019 or the first quarter of 2020.

We have demonstrated proof of concept in our Phase 2 clinical trial in Bardet‑Biedl syndrome and Alström syndrome, and met with the FDA in May 2018 to discuss a combined pivotal Phase 3 clinical trial in these indications. Based on these discussions with the FDA, we initiated this Phase 3 trial in December 2018 and expect to complete enrollment by the end of 2019 and report topline data in 2020. We have an ongoing Phase 2 clinical trial in MC4R pathway heterozygous deficiency obesity and POMC epigenetic disorders that we expanded in the second half of 2019 to include the following additional indications: SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith‑Magenis syndrome. We reported preliminary results in MC4R pathway heterozygous deficiency obesity in March 2019 and expect to report additional data in this indication in 2020. In total, approximately 400 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

In March 2018 we acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize T‑3525770 (now “RM‑853”). RM‑853 is a potent, orally available ghrelin o‑acyltransferase, or GOAT, inhibitor currently in preclinical development for Prader‑Willi Syndrome, or PWS. PWS is a rare genetic disorder that results in hyperphagia and early‑onset, life‑threatening obesity, for which there are no approved therapeutic options. We have assumed sole responsibility for the global product development and commercialization of RM‑853. Takeda received an upfront fee of $4.4 million which we settled in April 2018 with shares of our common stock, and will receive back‑end development milestones, and single‑digit royalties on future RM‑853 sales. We expect to file an investigational new drug application, or IND, for RM‑853 in 2020.

We currently have 70 employees.  Of these employees, 46 are engaged in research and development activities, 10 are engaged in pre‑commercialization activities and 14 are engaged in support administration, including finance, IT and human resources. In the near‑term, we expect to expand our research, clinical development and commercial personnel, in particular, and will incur increased expenses as a result.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated any product revenue and have financed our operations primarily through the proceeds received from the sales of common and preferred stock as well as capital contributions from the Predecessor Company, the Relamorelin Company and the former parent company, Rhythm Holdings LLC, or the LLC entity.  On June 25, 2018 we completed our public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. We received gross proceeds of approximately $174.2 million before deducting underwriting discounts, commissions and offering expenses.  In addition, we received additional funding on October 18, 2019 when we completed a public offering, or the October 2019 public offering, of 9,324,324 shares of common stock at an offering price of $18.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,216,216 additional shares of common stock. We received gross proceeds of approximately $172.5 million before deducting underwriting discounts, commissions and offering expenses.  We will not generate revenue from product sales until we successfully complete development and obtain regulatory approval for setmelanotide, which we expect will take a number of years and is subject to significant uncertainty. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of September 30, 2019 we had an accumulated deficit of $292.4 million. Our net losses were $36.0 million, $17.7 million, $107.8 million and $48.6 million for the three and nine months ended September 30, 2019 and 2018, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of September 30, 2019, our existing cash and cash equivalents and short‑term investments were approximately $162.4 million. We expect that our existing cash and cash equivalents and short-term investments, together with the funds received in our October 2019 public offering, will enable us to fund our operating expenses through at least the end of 2021.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of setmelanotide unless and until we receive regulatory approval of setmelanotide.  We cannot predict if, when, or to what extent we will generate revenues from the commercialization and sale of setmelanotide. Setmelanotide is currently our most advanced product candidate in clinical development, and we may never succeed in achieving regulatory approval for setmelanotide or any other product candidate that we decide to pursue in the future.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery and genetic sequencing efforts, and the clinical development of setmelanotide and RM-853, which include:

•

expenses incurred under agreements with third parties, including CROs that conduct research and development and preclinical activities on our behalf, and the cost of consultants and CMOs that manufacture drug products for use in our preclinical studies and clinical trials;

•	employee‑related expenses including salaries, benefits, and stock‑based compensation expense;
•	the cost of lab supplies and acquiring, developing, and manufacturing preclinical and clinical study materials;
•	the cost of genetic sequencing of potential patients in clinical studies; and
•	facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our current research and development expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Research and development summary	2019	2018	2019	2018
Research and development expense	$26,572	$10,705	$84,641	$31,575

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

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation, relating to our full‑time employees not involved in R&D or commercial actvities.  Other significant costs include rent, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selling, general and administrative summary	2019	2018	2019	2018
Selling, general and administrative expense	$10,535	$8,539	$27,135	$19,691

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

Stock-based compensation

In August 2015, our Board of Directors and our stockholders approved and we adopted the 2015 equity incentive plan, as amended and in effect prior to the closing of our initial public offering (“IPO”), or the 2015 Plan, which we terminated upon consummation of our IPO and replaced with the 2017 equity incentive plan, or the 2017 Plan. The 2017 Plan provides for the grant of incentive and non-qualified stock options and restricted stock and stock grants to employees, consultants, advisors and directors, as determined by the Board of Directors. As of September 30, 2019, we have reserved 6,027,629 shares of common stock under the 2017 Plan.  Shares of common stock issued upon exercise of stock options are generally issued from authorized but unissued shares. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock, and not less than 110% for participants who own more than 10% of the voting power. Options and restricted stock granted under the 2017 Plan will vest over periods as determined by our Compensation Committee and approved by our Board of Directors.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$26,572	$10,705	$15,867	148%
Selling, general, and administrative	10,535	8,539	1,996	23%
Total operating expenses	37,107	19,244	17,863	93%
Loss from operations	(37,107)	(19,244)	(17,863)	93%
Other income, net	1,104	1,558	(454)	NM %
Net loss and comprehensive loss	$(36,003)	$(17,686)	$(18,317)	104%

Research and development expense. Research and development expense increased by $15.9 million to $26.6 million in 2019 from $10.7 million in 2018, an increase of 148%. The increase was primarily due to the following:

•

an increase of $10.2 million related to our clinical trials associated with setmelanotide.  We expanded the GO-ID genotyping study and the Phase 2 basket study with new trial sites for both studies, as well as ongoing enrollment in the Phase 3 study of setmelanotide in patients with Bardet‑Biedl syndrome and Alström syndrome;

•

an increase of $3.4 million related to translational research and genetic sequencing efforts designed to improve identification of patients with MC4R pathway deficiencies and pathway validation efforts; and

•

an increase of  $1.5 million due to the hiring of additional personnel related to community building and education efforts for physicians, care providers and patients who are facing rare genetic disorders of obesity.

Selling, general and administrative expense. Selling, general and administrative expense increased by $2.0 million to $10.5 million in 2019 from $8.5 million in 2018, an increase of 23%. The increase was primarily due to the following:

•

an increase of $1.9 million in employee related costs in connection with the hiring of additional full-time employees to support planned commercial activities, operations and the continued build of finance and human resource functions.

Comparison of the nine months ended September 30,  2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$84,641	$31,575	$53,066	168%
Selling, general, and administrative	27,135	19,691	7,444	38%
Total operating expenses	111,776	51,266	60,510	118%
Loss from operations	(111,776)	(51,266)	(60,510)	118%
Other income, net	4,003	2,709	1,294	NM %
Net loss and comprehensive loss	$(107,773)	$(48,557)	$(59,216)	122%

Research and development expense. Research and development expense increased by $53.1 million to $84.6 million in 2019 from $31.6 million in 2018, an increase of 168%. The increase was primarily due to the following:

•

an increase of $30.0 million related to our clinical trials associated with setmelanotide.  We expanded the GO-ID genotyping study and the Phase 2 basket study with new trial sites for both studies, as well as ongoing enrollment in the Phase 3 study of setmelanotide in patients with Bardet‑Biedl syndrome and Alström syndrome;

•

an increase of $11.0 million related to translational research and genetic sequencing efforts designed to improve identification of patients with MC4R pathway deficiencies and pathway validation efforts;

•

an increase of  $6.2 million due to the hiring of additional full-time employees in order to support efforts for community building and education efforts for physicians, care providers and patients who are facing rare genetic disorders of obesity, as well as to support the growth of our research and development programs;

•	an increase of $5.1 million primarily related to purchases of setmelanotide API for clinical trials, commercial scale up and pre-IND work for RM‑853;
•

an increase of $3.0 million in consulting and professional services associated with the creation of our EU Medical Science Liaison field force, various medical communication programs and support for our NDA filing; and

•	the above increases were partially offset by the decrease of $4.4 million due to the non-cash expense related to the license acquired from Takeda for RM-853 in March 2018.

Selling, general and administrative expense. Selling, general and administrative expense increased by $7.4 million to $27.1 million in 2019 from $19.7 million in 2018, an increase of 38%. The increase was primarily due to the following:

•

an increase of $5.6 million in employee related costs in connection with the hiring of additional full-time employees to support planned commercial activities, operations and the continued build of finance and human resource functions; and

•

an increase of $2.1 million in various consulting and professional services related to efforts to drive disease awareness about rare genetic causes of obesity and prepare for the potential commercial launch of setmelanotide in the U.S.

Liquidity and Capital Resources

As of September 30, 2019, our existing cash and cash equivalents and short‑term investments were approximately $162.4 million.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(90,529)	$(41,073)
Investing activities	111,157	(99,423)
Financing activities	1,511	164,533
Net increase in cash, cash equivalents and restricted cash	$22,139	24,037

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $90.5 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $97.9 million adjusted for non‑cash items, which consisted of the non-cash stock‑based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $4.6 million for an increase in prepaid expenses associated with our CROs and CMOs due to the timing of payments offset by an increase of $11.0 million in accounts payables and accrued expenses.  We also received proceeds of $0.9 million from tenant improvement allowances related to our new office space.

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

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended September 30, 2019 relates to the net maturities of short‑term investments of $114.5 million offset by $3.4 million of cash used for tenant improvements and new furniture and fixtures related to our new office space.

Net cash provided by investing activities for the nine months ended September 30, 2018 relates to the net purchases of short‑term investments of $99.1 million.

Net cash provided by financing activities

Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2019, which represents net proceeds from our 2017 Employee Stock Purchase Plan and proceeds from the exercise of stock options.

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

We expect that our existing cash and cash equivalents and short term investments, together with the funds received in our October 2019 public offering, will enable us to fund our operating expenses through at least the end of 2021.  We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of clinical trials for our setmelanotide program;
•	the costs, timing and outcome of regulatory review of our setmelanotide program;
•	the costs to commercialize setmelanotide, if approved, by building an internal sales force or entering into collaborations with third parties and providing support services for patients;
•	the obligations owed to Ipsen Pharma S.A.S., or Ipsen, Camurus AB, or Camurus, and Takeda, pursuant to our license agreements;
•	the extent to which we acquire or in‑license other product candidates and technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims; and
•	our ability to establish and maintain additional collaborations on favorable terms, if at all.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. In August 2015, December 2015, January 2017 and August 2017, respectively, we issued 25,000,000, 15,000,000, 20,475,001 and 20,474,998, shares of series A preferred stock, respectively, at a price of $1.00 per share, resulting in gross proceeds of $81.0 million. In October 2017 we completed our IPO in which we received net proceeds of $125.7 million.  In June 2018 and October 2019, we completed public offerings of our common shares in which we received net proceeds of $163.0 million and $161.3 million, respectively.

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

Future minimum payments under the Lease Agreement, as amended, are as follows:

Operating Lease
Remainder of 2019	$195
2020	786
2021	802
2022	818
2023	834
Thereafter	1,353
Total	$4,788

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or below $700 million if our annual revenue is less than $100 million) as of June 30 in any given year, which would allow us to take advantage of certain scaled disclosure requirements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of September 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is currently in Phase 3 clinical development for four indications, POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome and in Phase 2 clinical development for other indications. We have funded our operations to date primarily through the proceeds from the sales of common stock and preferred stock as well as capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity and have incurred losses in each year since our inception.  See “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Corporate Background and Distribution.”

Our net loss and comprehensive losses were $36.0 million, $17.7 million, $107.8 million and $48.6 million for the three and nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $292.4 million.  Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for setmelanotide, we will incur significant sales, marketing and outsourced manufacturing expenses. We also will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Through August 2015, we received capital contributions from the Predecessor Company, the Relamorelin Company and the LLC entity. In August 2015, December 2015, January 2017 and August 2017, we raised aggregate gross proceeds of $25.0 million, $15.0 million, $20.5 million and $20.5 million, respectively, through our issuance of series A preferred stock. In October 2017, we completed our initial public offering, or IPO, of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. We received gross proceeds of approximately $137.8 million, before deducting underwriting discounts, commissions and offering related transaction costs.  On June 25, 2018, we completed a public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. We received gross proceeds of approximately $174.2 million, before deducting underwriting discounts, commissions and offering related transaction costs.  On October 18, 2019, we completed a public offering, or the October 2019 public offering, of 9,324,324 shares of common stock at an offering price of $18.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,216,216 additional shares of common stock. The Company received gross proceeds of approximately $172.5 million before deducting underwriting discounts, commissions and estimated offering related transaction costs.  As of September 30, 2019, our cash and cash equivalents and short‑term investments were approximately $162.4 million. We expect our existing cash and cash equivalents and short term invesmtents, together with the funds received in our October 2019 public offering, will enable us to fund our operating expenses through at least the end of 2021.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain regulatory approval for, and to commercialize, setmelanotide. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Risks Related to the Development of Setmelanotide

The reported results of our Phase 3 clinical trial for POMC and LEPR deficiency obesities are based on topline data and may ultimately differ from actual results once additional data are received and fully evaluated.

The reported results of our Phase 3 clinical trial for POMC and LEPR deficiency obesities that we have publicly disclosed consist of topline data. Topline data are based on a preliminary analysis of currently available efficacy and safety data, and therefore the reported results, findings and conclusions related to such trial are subject to change following a comprehensive review of the more extensive data that we expect to receive related to such trial. Topline data are based on important assumptions, estimations, calculations and information currently available to us, and we have not received or had an opportunity to fully and carefully evaluate all of the data related to the trial. As a result, the topline results of our Phase 3 trial that we have reported may differ from future results, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the potential for approval of setmelanotide, or if approved, the labeling and commercial value of setmelanotide and our business in general. If the topline data that we have reported related to our Phase 3 trial differ from actual results, our ability to obtain approval for, and commercialize, our products may be harmed, which could harm our business, financial condition, operating results or prospects.

The FDA and EMA may disagree with our interpretation of clinical results obtained from our Phase 3 clinical trial for POMC and LEPR deficiency obesities, our results do not guarantee that the NDA we submit will be accepted for review or will support regulatory approval, and, even if our Phase 3 data are deemed to be positive by the FDA or EMA, the FDA or EMA may disagree with other aspects of the NDA and, as a result, the FDA or the European Commission may decline to approve setmelanotide for the proposed indications.

We have reported positive topline data from our Phase 3 clinical trial for POMC and LEPR deficiency obesities. However, even if we believe that the data from the trial are positive, the FDA or EMA could determine that the data from such trial were negative or inconclusive, not sufficiently meaningful from a clinical perspective or could reach different conclusions than we have on the same data. Negative or inconclusive results of a clinical trial or a difference of opinion could cause the FDA or the European Commission to decline to approve our application or cause the FDA or EMA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results to the satisfaction of the FDA or EMA or that the

FDA or EMA will agree with our interpretation of the results. Any such determination by the FDA or EMA would delay the timing of our commercialization plan for setmelanotide or prevent its further development, and adversely affect our business operations. Additionally, the FDA or EMA may not accept our NDA for review and may provide commentary at any time during the review process which could require us to submit additional information and delay the review timeline, adversely affect the review process, or even prevent the approval of setmelanotide, any of which would adversely affect our business. We may not be able to appropriately remedy issues that the FDA or EMA may raise in its review of our NDA submission or equivalent EU submission, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA or EMA.

There is no guarantee that the data obtained from our Phase 3 clinical trial for POMC and LEPR deficiency obesities will be supportive of, or guarantee, a successful NDA submission, or result in our obtaining FDA or the European Commission’s approval of setmelanotide in a timely fashion and for a commercially viable indication, or at all. For example, the FDA or EMA could determine that the trial did not meet its objectives or the FDA or EMA could still have concerns regarding the conduct of the Phase 3 trial. At any future point in time, the FDA or EMA could require us to complete further clinical or preclinical trials, or take other actions which could delay or preclude any NDA submission or approval of the NDA or equivalent EU approval and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all, nor is there any guarantee that FDA or EMA would consider any additional information complete or sufficient to support approval. If an NDA for setmelanotide is submitted, the FDA may hold an advisory committee meeting to obtain committee input on the safety and efficacy of setmelanotide. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the product candidate under review. Advisory committee decisions are not binding but an adverse decision at the advisory committee may have a negative impact on the regulatory review of setmelanotide. Additionally, we may choose to engage in the dispute resolution process with the FDA if we do not receive approval, which could extend the timeline for any potential approval.

There is no assurance that our NDA or similar submission with the EMA will be submitted within the timeframes we expect. Further, if we are able to submit an NDA or equivalent EU submission for setmelanotide with the clinical data from our Phase 3 trials, there is no guarantee that such data will be deemed sufficient by the FDA or EMA. There is no guarantee that the FDA or EMA will deem our trial protocols or results from the study sufficient when they are formally reviewed as a part of an NDA or EU equivalent submission even though we discussed the design of the trials with FDA and EMA prior to commencing the trials. The FDA and EMA each have significant discretion in the review process, and we cannot predict whether the FDA or EMA will agree with our conclusions regarding the results of the Phase 3 trial, including whether our data are reliable and generalizable.

Moreover, even if we obtain approval of setmelanotide, any such approval might significantly limit the approved indications for use, including by limiting the approved label for use by more limited patient populations than we propose, require that precautions, contraindications or warnings be included on the product labeling, including black box warnings, require expensive and time‑consuming post‑approval clinical studies, risk evaluation and mitigation strategies, or REMS, or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of setmelanotide.

Positive results from early clinical trials of setmelanotide may not be predictive of the results of later clinical trials of setmelanotide. If we cannot generate positive results in our later clinical trials of setmelanotide, we may be unable to successfully develop, obtain regulatory approval for, and commercialize setmelanotide.

Positive results from any of our Phase 1 and Phase 2 clinical trials of setmelanotide, or initial results from our Phase 3 clinical trials of setmelanotide, may not be predictive of the results of later clinical trials. The duration of effect of setmelanotide tested in our Phase 1 and Phase 2 clinical trials was often for shorter periods than in our current pivotal Phase 3 clinical trials. The duration of effect of setmelanotide has only been studied in long‑term durations for a small number of patients in our Phase 2 and Phase 3 clinical trials and safety or efficacy issues may arise when more patients are studied in longer trials. It is possible that the effects seen in short‑term clinical trials will not be replicated in long‑term or larger clinical trials. In addition, not all of our trials demonstrated statistically significant weight loss and there can be no guarantee that future trials will do so.

Positive results for one indication are not necessarily predictive of positive results for other indications. We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome and Alström syndrome, four genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger. We have also reported positive topline results from our pivotal Phase 3 clinical trials in POMC deficiency obesity and LEPR deficiency obesity, which demonstrated a clinically meaningful impact on reductions of weight and hunger.  We hypothesize that patients with other upstream genetic defects in the MC4R pathway may also respond with reductions in weight and hunger after treatment with setmelanotide. However patients with other upstream genetic defects may not have a similar response to setmelanotide, and until we obtain more clinical data in other genetic defects, we will not be sure that we can achieve proof of concept in such indications.

We have and will continue to have multiple clinical trials of setmelanotide ongoing, which are designed to include multiple genetically and clinically defined populations under one investigational protocol, although each population is enrolled and analyzed separately. A “basket” trial design could potentially decrease the time to study new populations by decreasing administrative burden.  However, these trials may not provide opportunities for acceleration and do not overcome limitations to extrapolating data from the experience in one disease to other diseases, because safety and efficacy results in each indication are analyzed separately. Accordingly, clinical success in a basket trial, or any trial in one indication, may not predict success in another indication. In contrast, in the event of an adverse safety issue, clinical hold, or other adverse finding in one or more indications being tested, such event could adversely affect our trials in the other indications and may delay or prevent completion of the clinical trials.

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

Additionally, setbacks may be caused by new safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization from the European Commission. If we fail to continue to obtain positive results in our Phase 3 clinical trials of setmelanotide, the development timeline and regulatory approval and commercialization prospects for setmelanotide and, correspondingly, our business and financial prospects, would be materially adversely affected.

The number of patients suffering from each of the MC4R pathway deficiencies we are targeting is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be materially adversely affected.

Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with MC4R pathway deficiencies. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. In addition, we have internal genetic sequencing results from 13,567 patients with severe obesity that provide another approach to estimating prevalence. Since the published epidemiology studies for these genetic deficiencies are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.

Based on clinical epidemiology, we have estimated the potential addressable patient populations with these MC4R pathway deficiencies based on the following sources and assumptions:

•POMC Deficiency Obesity.  Our addressable patient population estimate for POMC deficiency obesity is approximately 100 to 500 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:

•approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we believe our addressable patient population for this deficiency may be approximately 100 to 500 patients in the United States, and a comparable addressable patient population in Europe, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency obesity is often unavailable and currently is rarely performed;

•our belief, based on discussions with experts in rare diseases, that the number of diagnosed cases could increase several‑fold with increased awareness of this deficiency and the availability of new treatments;

•U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than

40 kg/ m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for POMC deficiency obesity patients (including both POMC and proprotein convertase subtilisin/kexin 1, or PCSK1, gene disorders) of approximately 0.06%.

•LEPR Deficiency Obesity.  Our addressable patient population estimate for LEPR deficiency obesity is approximately 500 to 2,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:

•epidemiology studies on LEPR deficiency obesity in small cohorts of patients comprised of children with severe obesity and adults with severe obesity who have a history of early onset obesity;

•U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for severe early onset obese children (99th percentile at ages two to 17 years old);

•with wider availability of genetic testing expected for LEPR deficiency obesity and increased awareness of new treatments, our belief that up to 40% of patients with these disorders may eventually be diagnosed; and

•our internal sequencing yield for LEPR deficiency obesity patients of approximately 0.15%.

Using these sources and assumptions, we calculated our estimates for addressable populations by multiplying (x) our estimate of the number of patients comprised of children with severe obesity and our estimate of a projected number of adults with severe obesity who have a history of early onset obesity, (y) the estimated prevalence from epidemiology studies of approximately 1% for LEPR deficiency obesity, and (z) our estimated diagnosis rate of up to 40%. In addition, we considered the results of our internal sequencing yields, which support our clinical epidemiology estimates.

•Bardet‑Biedl Syndrome.  Our addressable patient population estimate for Bardet‑Biedl syndrome is approximately 1,500 to 2,500 patients in the United States based on:

•published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients; and

•our belief that with wider availability of genetic testing expected for Bardet‑Biedl syndrome and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.

•Alström Syndrome.  Our addressable patient population estimate for Alström syndrome is approximately 500 patients in the United States. This estimate is based on:

•published prevalence estimates of one in 1,000,000 in North America, which projects to approximately 325 people in the United States. We believe the majority of these patients are addressable patients; and

•our belief that with wider availability of genetic testing expected for Alström syndrome and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.

•High Impact MC4R Pathway Heterozygous Patients.  Our addressable patient population estimate for High Impact MC4R Pathway Heterozygous, or High Impact Het, patients (the subset of MC4R pathway heterozygous patients with well‑characterized, published, high‑impact loss‑of‑function variants, expected to be most responsive to setmelanotide) is approximately greater than 20,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for High‑Impact Het patients of approximately 0.7%.

•POMC Epigenetic Disorders.  There is currently no epidemiology data that defines the prevalence of POMC epigenetic disorders.

•SRC1 Deficiency Obesity.  Our addressable patient population estimate for SRC1 deficiency obesity is approximately greater than 23,000 patients in the United States. This estimate is based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for SRC1 deficiency obesity patients of approximately 2.5% prior to application of functional and computational filters.

•SH2B1 Deficiency Obesity.  Our addressable patient population estimate for SH2B1 deficiency obesity is approximately greater than 24,000 patients in the United States. This estimate is based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for SH2B1 deficiency obesity patients of approximately 1.8% prior to application of functional and computational filters.

•MC4R Deficiency Obesity.  Our addressable patient population estimate for MC4R deficiency obesity is approximately greater than 10,000 patients in the United States. This estimate is based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for MC4R deficiency obesity patients of approximately 2.0% prior to application of functional filters.

•Smith‑Magenis Syndrome.  Our addressable patient population estimate for Smith‑Magenis syndrome is approximately greater than 2,400 patients in the United States. This estimate is based on:

•published prevalence estimates of one in 25,000 in the United States, which projects to approximately 13,000 people in the United States;

•published prevalence estimates that approximately 10% of patients with Smith‑Magenis syndrome have RAI1 variants and 90% of patients with Smith‑Magenis syndrome have 17p11.2 chromosomal deletion, of which approximately 67% and 13%, respectively, live with obesity; and

•U.S. Census Bureau figures for total population of adults and children.

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

Another method to estimate the size of these ultra‑rare populations by genetic epidemiology is using newly available large genomic databases, containing full genome sequencing or exome sequencing. Ultra‑rare orphan diseases are generally categorized as those that affect fewer than 20 patients per million. We have begun some substantial efforts with a series of such databases and/or collaborators. Our initial work has been with a database of approximately 140,000 genomes, which is representative of the U.S. population, and suggests that genetic epidemiology estimates of POMC deficiency obesity and LEPR deficiency obesity may be five times higher than clinical epidemiology estimates. These efforts generally are based on the prevalence of heterozygous mutations, as true null mutations are ultra‑rare, and then standard scientific methods such as the Hardy‑Weinberg equilibrium calculations, are applied to estimate the prevalence in the U.S. population. These methods make assumptions that may not be sufficiently robust for ultra‑rare genetic disorders and have the inherent variability of estimates for rare events.

Furthermore, as of June 2019, we collected samples from 13,567 individuals with severe obesity, which yielded 11.7%, or 1,584, genetically‑identified individuals with a rare genetic variant of the MC4R pathway and who may be eligible for inclusion in our Phase 2 Basket Study or pivotal Phase 3 clinical trials. The yields for the indications are outlined above, but then are subject to application of functional and/or computational filters to calculate the prevalence estimates in the United State population. These genetic sequencing results have identified samples from 29 patients with POMC deficiency obesity and LEPR deficiency obesity, which is consistent with our clinical epidemiology estimates.

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

While we currently have no knowledge of competitors developing product candidates intended to treat upstream MC4R pathway deficiencies, other than Prader-Willi syndrome, competitors may emerge. If that were to occur and competitors initiated clinical trials for product candidates that treat the same indications as setmelanotide, patients who would otherwise be eligible for our clinical trials may instead enroll in the clinical trials of our competitors’ product candidates, and could impact our commercial success.

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

We completed Phase 2 clinical trials for setmelanotide in 2016 for POMC deficiency obesity and recently announced positive topline results from an ongoing pivotal Phase 3 clinical trial for setmelanotide for POMC deficiency obesity. We completed Phase 2 clinical trials for setmelanotide for LEPR deficiency obesity, and recently announced topline results from an ongoing pivotal Phase 3 clinical trial for setmelanotide in LEPR deficiency obesity. These trials are overlapping in timing and duration and we have discussed with regulatory agencies our plan to file one NDA for these two indications, which would have an impact on NDA timing and complexity.

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

We have also initiated Phase 2 clinical trials, referred to as our Basket Study, for POMC and other MC4R pathway heterozygous deficiency obesities, and POMC epigenetic disorders. Based on results from our genetic sequencing programs, we intend to expand our Basket Study to include SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith-Magenis syndrome. We anticipate that the Basket Study may be more complex than the Phase 2 clinical trials for which we have achieved proof of concept, and will include larger numbers of subjects to be enrolled.  In addition, we anticipate that we will have to define a subset of heterozygous patients for whom setmelanotide will have a clinically meaningful impact, and this may take more patients and more time to develop than other indications for setmelanotide.  In March 2019, we announced data for High Impact Het patients (the subset of MC4R pathway heterozygous patients with well-characterized, published, high-impact loss-of-function variants, that we expect to be most responsive to setmelanotide).  However, the data from these initial patients is limited and preliminary, and further clinical study is needed to determine if the results in this subset of patients is both robust and consistent.

In addition, the outcome for these new indications is less certain. As our genetic sequencing efforts progress, we expect to add additional new MC4R pathway indications to our Basket Study in the future, and many uncertainties will exist for these new populations as well.  Therefore, we believe that a transition from proof of concept to pivotal trials will be longer and more complex for POMC heterozygous deficiency obesity and POMC epigenetic disorders, and possibly for any additional new indications, due to the greater variety of clinical presentation in those conditions.

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

In addition, as part of commencing our Phase 3 clinical trial for setmelanotide in POMC deficiency obesity, we sought FDA concurrence with, and received substantial input on, the use of Patient Reported Outcome, or PRO, and Observer Reported Outcome, or ORO, questionnaires for measuring subjective endpoints for changes in hunger and/or food‑seeking behavior and compulsions. We applied the same guidance in our Phase 3 clinical trial for setmelanotide in LEPR deficiency obesity and believe we can apply the same guidance to our future pivotal trials in other indications. A PRO is a measurement based on a report that comes from the patient about the status of a patient’s health condition, without amendment or interpretation of the patient’s response by a clinician or anyone else. An ORO is a measurement based on an observation by someone other than the patient or a health professional, such as a parent, spouse or other non‑clinical caregiver who is in a position to regularly observe and report on a specific aspect of the patient’s health. In our Phase 3 clinical trials for setmelanotide, based on the FDA feedback, we plan to measure the ability of setmelanotide to mitigate hunger and/or hyperphagia, the overriding physiological drive to eat, through PRO and ORO questionnaires. The questionnaires are designed to elicit feedback from patients on how well setmelanotide decreases their hunger, and from their family members or caregivers on the effect of setmelanotide on the patients’ food seeking behavior.

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

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and they are subject to our further review and analysis. There has been only a single serious adverse event possibly attributed to setmelanotide in our clinical trials.  In our Phase 2 clinical trial with once daily SC injection, one patient was hospitalized for unusual chest pain, but no evidence of any serious respiratory or cardiac cause was found after careful evaluation and the event was attributed to musculoskeletal pain.  There were no treatment related changes in physical examination, except as noted below, and few, if any, clinically relevant changes in electrocardiograms, laboratory data and/or anti-drug antibodies. In addition to the serious adverse event described above, there have been a moderate number of additional incidents overall which have led to serious adverse events in the full development program, which have been determined not to be related to setmelanotide treatment. These have included patients on setmelanotide, as well as patients who were not taking setmelanotide.  There has been no pattern to these unrelated serious adverse experiences.  There has also been a serious adverse event with respect to a study participant on setmelanotide in our Phase 3 pivotal study for LEPR deficiency obesity who died in a fatal motor vehicle accident, in which the driver lost control, and our study participant was a passenger.  This was determined not to be related to setmelanotide treatment.  In addition, one study participant withdrew from our Phase 3 pivotal study for LEPR deficiency obesity before the end of the titration due to mild hypereosinophilia, which was determined not to be related to setmelanotide treatment.

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

Although we have been granted orphan drug designation for setmelanotide in treating POMC deficiency obesity, LEPR deficiency obesity and Bardet-Biedl syndrome, we may be unable to obtain orphan drug designation for other uses or to obtain exclusivity in any use. Even with exclusivity, competitors may obtain approval for different drugs that treat the same indications as setmelanotide.

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

We have been granted orphan drug designation for setmelanotide in treating POMC deficiency obesity, LEPR deficiency obesity and Bardet-Biedl syndrome in both the United States and the EU.  There can be no assurance that the FDA or the European Commission will grant such designation for setmelanotide for other uses. For example, if the FDA were to refuse to recognize all MC4R pathway deficiencies as separate diseases or conditions, the population of patients in the United States with a particular disease or condition, as defined by the FDA, who would be appropriate candidates for setmelanotide could be more than 200,000 or more individuals.  In that event, the drug may not qualify for orphan drug designation by the FDA, even if the population of patients with a specific MC4R pathway deficiency for which we seek approval is lower than 200,000. Additionally, the designation of setmelanotide as an orphan drug does not guarantee that the FDA will accelerate regulatory review of, or ultimately approve, setmelanotide.

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

We have entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus’ drug delivery technology, FluidCrystal, to formulate once-weekly setmelanotide. This formulation, if successfully developed for setmelanotide, will be delivered subcutaneously, similar to our once-daily formulation, except that we anticipate it will be injected once weekly. The initial Phase 1 pharmacokinetic data from healthy obese volunteers supports once-weekly dosing, but has only been administered for short durations, with longer studies in process. It is possible that the tolerability profile and/or pharmacokinetics in patients will not be similar to that of healthy obese volunteers, making development of this product more complex. In addition, while we have started consultations with regulatory authorities about the path for approval of the once-weekly formulation, we cannot yet estimate the requirements for non-clinical and clinical data, manufacturing program, time, cost, and probability of success for approval.  A medicinal product called Buvidal in the EU and Brixadi in the United States (buprenorphine), that contains the Camurus formulation has been authorized to be marketed in the EU by the European Commission to treat dependence on opioids. In December 2018, Brixadi was granted tentative approval for treatment of Opiod Use Disorder (OUD) in the U.S., subject to expiration of an exclusivity period granted to another product, Sublocade, which is based upon a different formulation of buprenorphine.  Excluding this, Camurus formulations have not been approved for any product by the FDA at this time, which further complicates our understanding for the path to approval.

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

We intend to focus our development of setmelanotide as a treatment for obesity caused by certain genetic deficiencies affecting the MC4R pathway. In order to assist in identifying this subset of patients, we employ a genetic diagnostic test, which is a test or measurement that evaluates the presence of genetic variants in a patient. The FDA has previously advised that for our clinical trial of setmelanotide to treat POMC deficiency obesity, it will be sufficient to use genetic diagnostic testing known as Sanger bi‑directional nucleotide sequencing, as long as that testing is performed by laboratories meeting the standards of the Clinical Laboratory Improvement Amendments, or CLIA, for Laboratory Developed Tests, or LDTs. Currently CMS regulates LDTs and the laboratories that develop them, and enforces CLIA. CMS evaluates whether there is clinical utility for each specific test, and also performs post market oversight of laboratory operational processes. CMS coverage determinations of clinical utility measure the ability of the test to impact clinically meaningful health outcomes, such as mortality or morbidity, through the adoption of efficacious treatments. CMS’ oversight through the CLIA program is designed to confirm that a lab assesses analytical validity, but does not confirm whether it had results from an analytical validity assessment that were sufficient to support the claimed intended use of the test. The FDA has issued guidance and has provided comments to members of Congress indicating, however, that in the future it intends to assert jurisdiction over LDTs and to increase regulatory requirements for LDTs. If the FDA does so, the burdens and costs of using LDTs to select patients for setmelanotide could increase, the availability of those LDTs could be negatively affected, and our development program for setmelanotide could be delayed, which in turn could delay or impair our ability to proceed to commercialization.

The FDA recently reiterated its position that an LDT is sufficient for identifying patients in our clinical trials, but the agency also recently indicated that approval of an in vitro companion diagnostic device may likely be necessary. In vitro companion diagnostic devices, or companion diagnostics, provide information that is essential for the safe and effective use of a corresponding therapeutic product. These companion diagnostics may be co‑developed with a device manufacturer or with a laboratory, and generally require FDA approval as well. The FDA stated that absence of complete development of a companion diagnostic would not preclude us from submitting an NDA or preclude the FDA from reviewing it. The FDA also stated that completing development of a companion diagnostic as a post‑marketing commitment or a post‑marketing requirement is a possibility, assuming that upon review, no issues related to efficacy or safety arise that would necessitate a companion diagnostic at the time of approval. The FDA has indicated it will work with us to identify the least burdensome analytical validation approach to a companion diagnostic for setmelanotide.

We may face significant delays or obstacles in obtaining approval of an NDA, or of comparable foreign marketing authorization for setmelanotide as the FDA or other equivalent competent authorities in foreign jurisdictions may take the position that a companion diagnostic device is required prior to granting approval of setmelanotide. In addition, we are dependent on the sustained cooperation and effort of third‑party collaborators with whom we partner with to develop companion diagnostics. We and our current and future collaborators may encounter difficulties in developing such tests, including issues relating to the selectivity and/or specificity of the diagnostic, analytical validation, reproducibility or clinical validation. Any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or to CE mark, such tests, if necessary, could delay or prevent approval of setmelanotide.

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

We also are discussing with the FDA the specific mutations, or variants, that will define each indication for which we intend to seek approval. Our efforts have focused on loss‑of‑function variants that effectively inactivate the genes in the MC4R pathway, and we and the FDA have agreed on a path to define these variants for approval, which can also be used to categorize new variants as they are identified and that has been used for other diagnostics. These approaches are complex, and the impact on the size of the indicated patients is not certain.

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

As a further step in this direction, on January 31, 2018, the European Commission adopted a proposal for a regulation on HTA. This legislative proposal is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal would permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual EU member states. However, this consequence cannot be excluded.  The related legislative process is currently ongoing with EU member states divided on the proposal.  The Regulation is unlikely to be adopted before the end of the term of the present European Commission on October 31, 2019, if it is adopted at all.

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

Currently, there are no approved or effective treatments for regulating hunger and hyperphagia related behaviors of patients with POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome, Alström syndrome, POMC heterozygous deficiency obesity, POMC epigenetic disorders, SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity, or Smith‑Magenis syndrome. Bariatric surgery is not a treatment option for these genetic disorders of obesity because the severe obesity and hyperphagia associated with these disorders are considered to be risk factors for bariatric surgery. While we are unaware of any competitive products in clinical development for the obesity and hyperphagia caused by upstream MC4R pathway deficiencies specifically, new competitors may emerge which could limit our business opportunity in the future.

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

We are not permitted to market setmelanotide in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdictions until we receive the requisite approval from the competent authorities in such countries. We have three Phase 3 clinical trials underway, one each for the treatment of POMC deficiency obesity and LEPR deficiency obesity, and a third combined Phase 3 trial for Bardet‑Biedl syndrome and Alström syndrome. We recently reported topline data in our Phase 3 clinical trials for the treatment of POMC deficiency obesity and LEPR deficiency obesity and based on these results, we intend to file an NDA with the FDA in the fourth quarter of 2019 or first quarter of 2020.  Under our current development program, we are conducting a single Phase 3 clinical trial for POMC deficiency obesity. To date, in our ongoing discussions with the FDA, the agency has not asked for additional Phase 3 trials in POMC deficiency obesity, but the agency could still require us to conduct additional Phase 3 clinical trials for this indication. Moreover, for POMC deficiency obesity, the FDA has provided clear advice in the past, but could at any time alter its previous advice on many aspects of the trial—the small size, the primary and key secondary endpoints, the open label design, the amount of past medical history available on individual patients, the statistical analysis plan, the definition of clinically‑relevant success for the protocol, entry of patients ages six or over—all of which may impact the timing and ability to obtain FDA approval. For example, the FDA asked us in December 2017 to switch the order of our primary and key secondary endpoints for weight in our POMC deficiency Phase 3 protocol. While this might be favorable as the new primary endpoint has increased statistical power—the ability to produce a positive study result—this change occurred after the Phase 3 trial had started and may result in additional complexities such as more attention to compliance and retention. There are other aspects of the trial for which we have not received advice from the FDA, such as the number of U.S. versus non‑U.S. patients and the number of patients with POMC gene defects versus the number of patients with PCSK1 defects, which could also impact the timing of and our ability to obtain FDA approval. We have also received FDA comments that indicate the Phase 3 program for LEPR deficiency obesity can be similar to POMC deficiency obesity and are conducting our Phase 3 trial for LEPR deficiency obesity in a similar way based in part on those comments.  Similarly, the preliminary FDA advice on the design of the Bardet‑Biedl syndrome and Alström syndrome combined clinical Phase 3 study could, at any time, be altered by the FDA, including for example, the size of the trial, the type and importance of endpoints, the length of the trial, the ability to combine the two indications, the inclusion of pediatric patients and pediatric efficacy endpoints, the design for any placebo‑controlled aspect of the trial, as well as other factors that could impact on the ability of the trial to support registration.

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

Our plan is to expand our internal clinical development operations and capabilities so that we can continue to enroll and manage our Phase 2 and Phase 3 clinical trials such that if the clinical trials are successful, we can file NDAs for POMC deficiency obesity and LEPR deficiency obesity in the United States in the fourth quarter of 2019 or the first quarter 2020. We believe we have finalized the design, timing and size of our Phase 3 trial for POMC deficiency obesity with the FDA but we cannot assure you that the trial will not be subject to further modification.

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of setmelanotide, if approved. Our arrangements and interactions with healthcare professionals, third‑party payors, patients and others will expose us to broadly applicable fraud and abuse, anti‑kickback, false claims and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute setmelanotide, if we obtain marketing approval. The U.S. federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•

The United States federal healthcare Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, (anything of value), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order or arranging for or recommending the purchase, lease or order of any good or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers, formulary managers, and patients on the other. Liability under the Anti‑Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti‑Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals or patients as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti‑kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product and patient support programs.  In October 2019, the federal government published a proposed regulation creating new safe harbors for, among other things, certain value-based arrangements and patient engagement tools, and that modifies and clarifies the scope of existing safe harbors for warranties and personal service agreements.  The impact of the proposed regulation on our current or contemplated operations is not clear even if the proposed regulation is finalized.

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

Ensuring that our business arrangements and interactions with healthcare professionals, third‑party payors, patients and others comply with applicable healthcare laws and regulations will require substantial resources. Various state and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools. The BBA of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti‑Kickback Statute.

It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse, privacy, or other healthcare laws and regulations. If our operations, including our engagements with healthcare professionals, researchers and patients, or our disease awareness and/or patient identification initiatives including genetic testing programs, or anticipated activities to be conducted by our field teams, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to costly investigations, significant civil, criminal and administrative monetary penalties, imprisonment, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations or financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and generate negative publicity, which could harm our financial condition and divert our management’s attention from the operation of our business.

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

On March 29, 2017, the Government of the United Kingdom initiated the formal procedure of withdrawal from the EU. The procedure involves a two‑year negotiation period in which the United Kingdom and the EU were required to conclude an agreement setting out the terms of the United Kingdom’s withdrawal and the arrangements for the United Kingdom’s future relationship with the EU. This negotiation period could be extended by a unanimous decision of the European Council, in agreement with the United Kingdom.  This negotiation period has been extended three times and the current negotiation period will expire on January 31, 2020.

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

Based on the number of shares outstanding as of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 58.6% of our voting stock. These stockholders will have significant influence over matters requiring stockholder approval. For example, these stockholders will significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We have broad discretion in how we use the proceeds from our IPO and our June 2018 and October 2019 public offerings. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We have considerable discretion in the application of the net proceeds from our IPO and June 2018 and October 2019 public offerings. We intend to continue to use the net proceeds to fund development and manufacturing of setmelanotide through completion of our Phase 3 clinical trials and subsequent NDA submissions with the FDA for the treatment of POMC deficiency obesity and LEPR deficiency obesity, the development of setmelanotide through the completion of our combined Phase 3 clinical trial for Bardet‑Biedl syndrome and Alström syndrome, the development of setmelanotide through our Phase 2 proof of concept Basket Study for POMC heterozygous, POMC epigenetic disorders, SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith-Magenis syndrome, the preparation for commercialization of setmelanotide, initiatives to expand the diagnosis of genetic obesity, including research and scientific exchange related to our ongoing genotyping and genetic epidemiology studies and for working capital and administrative expenses, additional research and development expenses, and other general corporate purposes. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

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

If a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three‑year period, Sections 382 and 383 of the Code limit the corporation’s ability to use carryovers of its pre‑change NOLs, credits and certain other tax attributes to reduce its tax liability for periods after the ownership change. Our issuance of common stock pursuant to our IPO and June 2018 and October 2019 public offerings may result in a limitation under Code Sections 382 and 383, either separately or in combination with certain prior or subsequent shifts in the ownership of our common stock. As a result, our ability to use carryovers of pre‑change NOLs and credits to reduce our future U.S. federal income tax liability may be subject to limitations. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. Any such limitation could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 or 383 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of September 30, 2019, we have 34,578,564 shares of common stock outstanding.

The holders of approximately 8.6 million shares of our common stock, or approximately 25% of our total outstanding common stock as of September 30, 2019, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or below $700 million if our annual revenue is less than $100 million) as of June 30 in any given year, which would allow us to take advantage of certain scaled disclosure requirements.

Pursuant to Section 404 of Sarbanes‑Oxley, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To continue to achieve compliance with Section 404, we continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We issued shares of our common stock on the Nasdaq Global Market on October 18, 2019. The offer and sale of all the shares in the public offering were registered under the Securities Act pursuant to a shelf registration statement on Form S‑3 (File No. 333-228323), which automatically became effective upon filing with the SEC on November 9, 2018.

There has been no material change in the planned use of proceeds from our public offerings as described in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 20, 2018 and October 18, 2019.

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

RHYTHM PHARMACEUTICALS, INC.

Dated: November 1, 2019	By:	/s/ Keith M. Gottesdiener
Name: Keith M. Gottesdiener
Title: Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: November 1, 2019	By:	/s/ Hunter Smith
Name: Hunter Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)