Form 10-K
period 2019-12-31
RHYTHM PHARMACEUTICALS, INC.
filed 2020-03-02
CIK 1649904

‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T  ( of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $569.4 million, based on the closing price of the registrant’s Common Stock on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

There were 44,058,909 shares of Common Stock outstanding as of February 28, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

RHYTHM PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms include forward‑looking statements that involve risks and uncertainties.  Forward-looking statements include, but are not limited to, statements regarding our expectations regarding timing and enrollment of clinical trials, timing for the announcement of data and filing of regulatory applications, expectations regarding our indications for our product candidates, expectations regarding our strategy and commercial sales, expectations regarding prevalence, expectations regarding our patient identification efforts, anticipated expenses, the sufficiency of cash, and the impact of accounting pronouncements.  We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Unless the content requires otherwise, references to “Rhythm Pharmaceuticals,” “Rhythm,” “the Company,” “we,” “our,” and “us,” in this Annual Report refer to Rhythm Pharmaceuticals, Inc. and its subsidiaries.

PART I

Item 1. Business

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders which are characterized by severe, early-onset obesity and an unrelenting hunger or hyperphagia. Our lead product candidate is setmelanotide, a potent melanocortin‑4 receptor, or MC4R, agonist for the treatment of rare genetic disorders of obesity. We believe setmelanotide, for which we have exclusive worldwide rights, has the potential to serve as replacement therapy for the treatment of MC4R pathway deficiencies. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity.

Obesity is epidemic in the United States and current treatment approaches have demonstrated limited long‑term success for most obese patients. We are taking a different approach to obesity drug development by leveraging new understanding of the genetic causes of severe obesity to develop innovative therapies that we believe have the potential for compelling efficacy. Setmelanotide’s unique mechanism of action at MC4R enables a targeted approach to treating very severe obesity in patients with specific, monogenic defects in the MC4R signaling pathway. By restoring impaired function in this pathway, setmelanotide can serve as replacement therapy for genetic deficiencies, with the potential for dramatic improvements in weight and appetite. We believe we are at the forefront of developing a therapeutic option to improve treatment outcomes in subtypes of severe obesity caused by genetically‑defined defects in the MC4R pathway.

We plan to complete and submit new drug applications, or NDAs, for pro-opiomelanocortin, or POMC, deficiency obesity and leptin receptor, or LEPR, deficiency obesity in the first quarter of 2020. We recently reported positive topline Phase 3 data demonstrating a statistically significant and clinically meaningful impact on weight loss and hunger  in patients with POMC deficiency obesity and LEPR deficiency obesity. Additionally, we completed enrollment in the pivotal cohort in December 2019 in a Phase 3 trial evaluating setmelanotide for the treatment of both severe hunger and obesity in individuals living with Bardet‑Biedl syndrome, or BBS, or Alström syndrome. We plan to report topline data from this pivotal trial in the fourth quarter of 2020 or early in the first quarter of 2021.

In clinical trials of setmelanotide in these four genetic disorders of extreme and unrelenting appetite and obesity, subjects experienced dramatic reductions in both weight and hunger. The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin melanocortin pathways. The Breakthrough Therapy designation currently covers POMC deficiency obesity, LEPR deficiency obesity, BBS and Alström syndrome.

We are working to expand the potential market for setmelanotide beyond these first four indications through a robust series of genetic sequencing efforts and our exploratory Phase 2 Basket Study. We have been collaborating with partners to advance its own initiatives to sequence individuals living with early-onset, severe obesity to uncover additional rare genetic disorders of obesity, and develop a better understanding of those disorders. In September 2019, we reported on sequencing samples from 13,567 individuals (collected as of June 2019) with severe obesity, and those samples have yielded 11.7%, or 1,584 genetically-identified individuals, who have a rare genetic variant of the MC4R pathway and who may be eligible for inclusion in our Phase 2 Basket Study or our pivotal Phase 3 trials.  Inclusive of these results, our sequencing programs have now sequenced over 25,000 severely obese individuals.  We plan to update results from our sequencing activity in 2020.

Additionally, we are assessing setmelanotide in POMC epigenetic disorders, leptin deficiency obesity, or LEP, and Carboxypeptidase E deficiency obesity, or CPE, as part of investigator-initiated protocols within the Phase 2 Basket Study. For patients who may have any of these disorders, hyperphagia and obesity can have significant health consequences for which there is currently no approved treatment. For POMC or LEPR heterozygous deficiency obesity, which we also refer to as HET obesity, we reported initial, preliminary results from these trials in June 2018, and provided a further update in March 2019.  We expect to report additional data in this indication and at least one other indication in 2020.

In addition to our development of setmelanotide, we also are developing a second investigational asset, RM-853. RM-853 is an orally available ghrelin o‑acyltransferase, or GOAT, inhibitor currently in preclinical development for Prader‑Willi Syndrome, or PWS. PWS is a rare genetic disorder that results in hyperphagia and early‑onset, life‑threatening obesity, for which there are no approved therapeutic options.  We acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited, or Takeda, in April 2018 to develop and commercialize this asset, which Takeda called T‑3525770.  We anticipate filing an Investigational New Drug application, or IND, for RM‑853 with the FDA in 2020.

Our Strategy

Our goal is to be a leader in developing and commercializing targeted therapies for genetic deficiencies that result in severe obesity and hyperphagia. The key components of our strategy are:

•

Rapidly develop setmelanotide for rare genetic disorders of obesity caused by MC4R pathway deficiencies. We are aiming to dramatically improve patient outcomes in severe obesity by targeting setmelanotide’s mechanism of action to the treatment of patients with genetically‑defined defects in the MC4R pathway. We are focusing setmelanotide clinical development on monogenic upstream genetic defects in which obesity is life‑threatening but where the downstream MC4R pathway is fully functional. We are currently evaluating setmelanotide for the treatment of upwards of 10 rare genetic disorders of obesity.  We believe that focusing on these rare conditions with high unmet needs enables us to rapidly develop and commercialize setmelanotide using relatively small clinical trials with increased potential for clinical and regulatory success.

•

Advance setmelanotide for POMC deficiency obesity and LEPR deficiency obesity as our first indications in upstream MC4R pathway deficiencies. We plan to complete and submit NDAs for POMC deficiency obesity and LEPR deficiency obesity in the first quarter of 2020 and follow that with submission of our Marketing Authorization Application for the same to the European Medicines Association.

•	Advance setmelanotide for Bardet‑Biedl syndrome and Alström syndrome as our second set of indications in upstream MC4R pathway deficiencies. We completed enrollment of the pivotal cohort in

December 2019 in a Phase 3 trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals living with BBS or Alström syndrome. We plan to report topline data in the fourth quarter of 2020 or early in the first quarter of 2021.

•

Expand setmelanotide development to additional MC4R pathway deficiencies, including POMC or LEPR heterozygous deficiency obesity, steroid receptor coactivator 1, or SRC1, deficiency obesity, SH2b adapter protein 1, or SH2B1, deficiency obesity, MC4R deficiency obesity, Smith-Magenis syndrome and more.  We believe we can leverage our experience with and mechanistic understanding of the MC4R pathway to advance development of setmelanotide for other upstream MC4R pathway deficiencies. Our Phase 2 Basket Study enables us to study a variety of different indications or patient populations administratively in one protocol, though each population is enrolled and analyzed separately. This enables us to study more indications for the same compound with a reduced administrative and regulatory burden. We are enrolling patients in multiple cohorts in our Phase 2 Basket Study of setmelanotide for the treatment of several distinct MC4R pathway deficiency obesities. We estimate a combined U.S. prevalence for these indications to be greater than 80,000 patients.

•

Commercialize setmelanotide for rare disease indications in core strategic markets. We are building upon our clinical development and research expertise in these diseases to further the understanding and identification of patients with rare genetic disorders of obesity in the broader health care community.  Our efforts, in combination with our Rhythm-sponsored genotyping initiatives, will help to drive awareness of these disorders; suspicion among patients, providers and caregivers that individuals may be suffering from these disorders; and ultimately, genetic sequencing designed to support improved diagnosis.  Through collaborations with key thought leaders, advocacy organizations, patients, and care givers, we will provide critical stakeholder education to build an integrated community dedicated to improving the ultimate treatment of these patients.

Ultimately, we intend to establish our own commercial sales and marketing organization in the United States and other core strategic markets. We expect that this sales organization will target physicians treating these rare genetic disorders of obesity, including pediatric and adult endocrinologists. We believe that building our own commercial operations will deliver a greater return on our product investment than if we license the rights to commercialize these products to third parties. We may also selectively establish collaborations in markets outside the United States for sales, marketing and distribution.

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

Our Product Pipeline

The following chart depicts key information regarding the development of setmelanotide, including the indications we are pursuing within MC4R pathway deficiencies and the current state of development, as well as the development status of RM-853, our preclinical asset:

* We are currently assessing setmelanotide in additional disorders, including POMC epigenetic disorders and LEP and CPE deficiency obesity, as part of investigator-initiated protocols within the basket study. Given the recent discovery of these rare disorders of the MC4R pathway, there is currently limited or no genetic sequencing or epidemiology data that defines prevalence. However, we believe that these are rare disorders which may be setmelanotide-responsive.

** We are currently assessing opportunities to further evaluate setmelanotide in PWS and plans to pursue these in parallel with the development of RM-853.

Market Overview

Recent Advances in the Understanding of Obesity

Diet and lifestyle modifications remain the cornerstones of weight loss therapy, but they are limited by a lack of long‑term success for most obese patients. The long‑term efficacy of these interventions and for existing drug therapies is often limited by the counter‑regulatory mechanisms of the human body. For example, with diet induced weight loss, typically there is a large decrease in energy expenditure that offsets that weight loss. Accordingly, the discovery that the MC4R pathway can regulate both appetite and energy homeostasis separately—helping maintain the balance between food intake and energy burn—has defined an important target for therapeutics. In addition to POMC deficiency obesity and LEPR deficiency obesity, recent advances in genetic studies have identified several diseases characterized at least in part with early-onset, severe obesity and hyperphagia that are the result of genetic defects affecting the MC4R pathway, including BBS, Alström syndrome, POMC or LEPR heterozygous deficiency obesity, SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith Magenis syndrome as well as POMC epigenetic disorders and LEP and CPE deficiency obesities. With a deeper understanding of this critical signaling pathway, we are taking a different approach to drug development by focusing on specific genetic deficiencies affecting the MC4R pathway. We believe that this approach has the potential to provide dramatic improvements in weight and appetite by restoring lost function in the MC4R pathway.

Obesity Caused by Rare Genetic Deficiencies Affecting the MC4R Pathway

The MC4R pathway serves a critical role in the control of food intake and energy balance. Its activity decreases appetite and caloric intake, and increases energy expenditure, with MC4R acting as the final step in the signaling pathway.

This important hypothalamic, or lower brainstem, pathway has been the focus of extensive investigation for many years, and we have a deep understanding of this mechanism, which is unlike the targets of most other anti‑obesity therapies. As a result, we believe we can better predict the efficacy and safety profile expected from modulating this target. The critical role of the MC4R pathway in weight regulation was also validated with the discovery that single genetic defects at many points in this pathway result in early onset, severe obesity.

The MC4R pathway is illustrated in the figure below, from the activation of the pathway to the resulting decrease in appetite and weight. Under normal conditions, POMC neurons are activated by brain satiety signals, including those resulting from the hormone leptin acting through LEPR. POMC neurons produce a protein, which is specifically processed by the proprotein convertase subtilisin/kexin 1, or PCSK1, enzyme, into melanocyte stimulating hormone, or MSH, the natural ligand, or activator, for MC4R. When upstream genetic mutations disrupt this pathway, it can lead to insufficient MC4R activation and the result is hyperphagia and severe obesity.

We are focused on developing setmelanotide for genetic disorders that result in defects in this pathway that are upstream of MC4R. Setmelanotide has the potential to restore lost function in this pathway by activating the intact MC4R pathway below the genetic defect. In this way, we believe setmelanotide acts as replacement therapy.

The figure below also illustrates some of the genes that are upstream within the MC4R pathway and the potential effect on the activation of the MC4R, which regulates hunger and energy expenditure.  We are focused on deficiencies in the genes of this pathway.

Setmelanotide Development Targets: Upstream Deficiencies Affecting the MC4R Pathway

AgRP, agouti-related protein; ARC, arcuate nucleus; LEPR, leptin receptor; MC4R, melanocortin-4 receptor; MSH, melanocyte-stimulating hormone; NPY, neuropeptide Y; PCSK1, proprotein convertase subtilisin/kexin-type 1; POMC, proopiomelanocortin; PVN, paraventricular nucleus of hypothalamus. Reference: Yazdi FT et al. PeerJ. 2015;3:e856.

Epidemiology Estimates of Rare Genetic Disorders of the MC4R Pathway

While obesity is epidemic in the United States and elsewhere, we are focused on rare genetic disorders of obesity, most often characterized by severe, early-onset obesity and unrelenting hunger or hyperphagia. Of the tens of millions of obese individuals in the United States, we estimate that there are approximately 5.7 million individuals whose severe obesity was early-onset1. The table below summarizes the indications on which we are focusing for the development of setmelanotide, including our clinical epidemiology estimates based on the literature and company sequencing data for the addressable patient populations within these indications.

POMC deficiency obesity	~100 – 500 U.S. patients
LEPR deficiency obesity	~500 – 2,000 U.S. patients
Bardet-Biedl syndrome	~2,500 U.S. patients
Alström syndrome	~500 U.S. patients
POMC or LEPR heterozygous deficiency obesity	~20,000 U.S. patients
SRC1 deficiency obesity	~23,000 U.S. patients
SH2B1 deficiency obesity	~24,000 U.S. patients
MC4R deficiency obesity	~10,000* U.S. Patients
Smith Magenis syndrome	~2,400 U.S. patients

* Estimated prevalence of U.S. patients with rescuable variants of the MC4R.

We believe that the patient populations in the European Union are at least as large as those in the United States. However, we do not have comparable epidemiological data from the European Union and these estimates are therefore based solely on applying relative population percentages to the Rhythm‑derived estimates described above. Estimates are not yet available for POMC epigenetic disorders and LEP and CPE deficiency obesities.

For patients with genetic forms of MC4R pathway deficiencies, the rarity of our target indications means that there is no comprehensive patient registry or other method of establishing with precision the actual number of patients. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. In addition, we have internal genetic sequencing results from 13,567 patients with severe obesity that provide another approach to estimating prevalence. Since the published epidemiology studies for these genetic deficiencies are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.

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

1These calculations assume a U.S. population of 327 million, of which 1.7% have early-onset, severe obesity (Hales et al in JAMA – April 2018: Trends in Obesity and Severe Obesity Prevalence in US Youth and Adults by Sex and Age, 2007-2008 to 2015-2016);

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

•U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for severe adult obese patients (BMI greater than 40 kg/ m2) and for severe early onset obese children (99th percentile at ages two to 17 years old);

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

•Bardet‑Biedl Syndrome.  Our addressable patient population estimate for BBS is approximately 1,500 to 2,500 patients in the United States based on:

•published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients; and

•our belief that with wider availability of genetic testing expected for BBS and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.

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

•POMC or LEPR Heterozygous Deficiency Obesities, or HET obesity.   Our addressable patient population estimate for patients with high-impact variants (the subset of POMC or LEPR heterozygous patients with loss of function variants such as truncations, frame-shift, and splice variants as well as well-characterized, published missense variants likely to cause loss of function of the MC4R pathway, expected to be most responsive to setmelanotide) is approximately greater than 20,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (BMI greater than 40 kg/m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for patients with high‑impact variants of approximately 0.7%.

•POMC Epigenetic Disorders.  There is currently no epidemiology data that defines the prevalence of POMC epigenetic disorders.

•SRC1 Deficiency Obesity.  Our addressable patient population estimate for SRC1 deficiency obesity is approximately greater than 23,000 patients in the United States. This estimate is based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (BMI greater than 40 kg/m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for SRC1 deficiency obesity patients of approximately 2.5% prior to application of functional and computational filters.

•SH2B1 Deficiency Obesity.  Our addressable patient population estimate for SH2B1 deficiency obesity is approximately greater than 24,000 patients in the United States. This estimate is based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (BMI greater than 40 kg/m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for SH2B1 deficiency obesity patients of approximately 1.8% prior to application of functional and computational filters.

•MC4R Deficiency Obesity.  Our addressable patient population estimate for MC4R deficiency obesity is approximately greater than 10,000 patients in the United States. This estimate is based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (BMI greater than 40 kg/m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for MC4R deficiency obesity patients of approximately 2.0% prior to application of functional filters.

•Smith‑Magenis Syndrome.  Our addressable patient population estimate for Smith‑Magenis syndrome is approximately greater than 2,400 patients in the United States. This estimate is based on:

•published prevalence estimates of one in 25,000 in the United States, which projects to approximately 13,000 people in the United States;

•published prevalence estimates that approximately 10% of patients with Smith‑Magenis syndrome have RAI1 variants that may affect the MC4R pathway and 90% of patients with Smith‑Magenis syndrome have 17p11.2 chromosomal deletions which also may affect the MC4R pathway, of which approximately 67% and 13%, respectively, live with obesity; and

•U.S. Census Bureau figures for total population of adults and children.

We believe that the patient populations in the EU are at least as large as those in the United States. However, we do not have comparable epidemiological data from the EU and these estimates are therefore based solely on applying relative population percentages to the Rhythm‑derived estimates described above.

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

Furthermore, as of September 2019, we collected samples from 13,567 individuals with severe obesity, which yielded 11.7%, or 1,584, genetically‑identified individuals with a rare genetic variant of the MC4R pathway and who may be eligible for inclusion in our Phase 2 Basket Study or pivotal Phase 3 clinical trials. Inclusive of these results, our sequencing programs have now sequenced over 25,000 severely obese individuals.  We plan to update results from our sequencing activity in 2020.  The yields for the indications are outlined above, and in order to establish a prevalence estimate, we applied a rarity filter and functional and/or computational filters to calculate the estimates in the United State population. A rarity filter means the specific variant appears in less than 1% of people, and the functional and computational filters help us focus our estimates based on the highest confidence loss-of-function variants.  These genetic sequencing results have identified samples from 29 patients with POMC deficiency obesity and LEPR deficiency obesity, which is consistent with our clinical epidemiology estimates.

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

We believe the separate analyses that we have completed using clinical epidemiology and genetic epidemiology provide a robust range of patient population estimates for POMC and LEPR deficiency obesities.  However, as the clinical epidemiology estimates tend to be lower, to be conservative, we generally reference the clinical epidemiology figures in our descriptions of our target indications.

Defining the exact genetic variants that result in MC4R pathway disorders is complex.  If any approval that we obtain is based on a narrower definition of these patient populations than we had anticipated, then the potential market for setmelanotide for these indications will be smaller than we originally believed. In either case, a smaller patient population in our target indications would have a materially adverse effect on our ability to achieve commercialization and generate revenues.

Obesity Caused by Upstream Genetic Deficiencies Affecting the MC4R Pathway

We have advanced setmelanotide for the treatment of four rare genetic disorders of obesity to Phase 3 clinical trials. We reported positive topline Phase 3 data demonstrating a statistically significant and clinically meaningful impact on weight loss and hunger in patients with POMC deficiency obesity and LEPR deficiency obesity, and we completed enrollment of the pivotal cohort in December 2019 in a Phase 3 trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals living with BBS or Alström syndrome. These achievements followed the completion of four positive Phase 2 trials of setmelanotide that provided proof of concept for four upstream MC4R pathway genetic defects in which obesity is life‑threatening but the downstream MC4R pathway is fully functional.

POMC Deficiency Obesity

POMC deficiency obesity is an ultra‑rare genetic disorder, with severe, early onset obesity, defined here as a BMI of greater than 40 kg/m2, and hyperphagia as hallmark clinical features. Patients with POMC deficiency obesity are extremely rare. There are approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we estimate that our addressable patient population for this disorder is approximately 100 to 500 patients in the United States, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency is often unavailable and rarely performed. However, our genetic epidemiological estimates are several times higher.  Most patients are not currently diagnosed and based on discussions with experts in rare diseases, we believe the number of diagnosed cases will increase several‑fold with increased awareness of this disorder and the availability of new treatments.

POMC deficiency obesity is caused by the loss of both genetic copies of either the gene for POMC or the gene for PCSK. This results either in loss of POMC neuropeptide synthesis, in the case of homozygous deficiency in the POMC gene, or in disruption of the required processing of the POMC neuropeptide product to MSH by the PCSK enzyme, in the case of homozygous deficiency in the PCSK gene. The result of both of these two homozygous genetic defects is lack of MSH to bind and activate MC4R, ultimately leading to the lack of stimulation of downstream MC4R neurons and causing severe, early onset obesity and hyperphagia. POMC homozygous deficiency may also be associated with hormonal deficiencies, such as hypoadrenalism, as well as red hair and fair skin.

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

Leptin’s role in obesity has been elucidated by characterization of severely obese people with homozygous mutations that impair the activity of leptin, including disruption of signaling at the LEPR, known as LEPR deficiency obesity. Under normal conditions, leptin can activate POMC neurons and the downstream MC4R, but like other deficiencies upstream in the MC4R pathway, lack of signaling at LEPR results in loss of function in the MC4R pathway.

Like POMC deficiency obesity, patients with LEPR deficiency obesity exhibit hyperphagia and severe obesity from early childhood. LEPR deficiency is also associated with hypogonadism and reduced immune function. Currently there are no approved or effective therapies for LEPR deficiency obesity.

Bardet‑Biedl Syndrome

Bardet‑Biedl syndrome is a life‑threatening, ultra‑rare orphan disease with a prevalence of approximately one in 100,000 in North America. We estimate that our addressable patient population for BBS obesity is approximately 2,500 patients in the United States. BBS is a monogenic disorder that causes severe obesity and hyperphagia as well as vision loss, polydactyly, kidney abnormalities, and other signs and symptoms. For BBS patients, hyperphagia and obesity can have significant health consequences.

Bardet‑Biedl syndrome is part of a class of disorders called ciliopathies, or disorders associated with the impairment of cilia function in cells. Cilia are hair‑like cellular projections that play a fundamental role in the regulation of several biological processes, including satiety signaling. Cilia dysfunction in the hypothalamus is thought to contribute to hyperphagia and obesity in BBS. BBS is a genetically heterogeneous disease that is caused by as many as 21 separate Bardet‑Biedl loci defects that result in a similar syndrome, though each BBS patient only has one of these defects.

Recent scientific studies identify deficiencies affecting the MC4R pathway as a potential cause of the obesity and hyperphagia associated with BBS and demonstrate that an MC4R agonist can directly impact these symptoms. Studies in mouse models of BBS show that deficiencies in the MC4R pathway contribute to the obesity and hyperphagia in BBS, with animals developing hyperphagic tendencies as early as 10 weeks of age. Notably, these mice have decreased leptin receptor signaling, with the essential hallmarks of failure to activate POMC neurons. The potential utility of MC4R agonists is also supported by studies in BBS rodent models, where mice have responded to an MC4R agonist resulting in reduced food intake and body weight. Currently there are no approved or effective therapies for BBS.

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

Alström syndrome is a ciliopathy caused by mutations in the ALMS1 gene, which has been shown to be important for cilia function. Like BBS, recent scientific studies identify genetic deficiencies affecting the MC4R signaling pathway as a potential cause of the obesity and hyperphagia associated with Alström syndrome. Studies in a mouse model of Alström syndrome show a reduction in the number of cilia in specific neurons in the hypothalamus that are critical for MC4R pathway signaling. While Alström syndrome is less well studied than BBS, the similar pathophysiology of cilia dysfunction and clinical presentation support that deficiencies in the MC4R pathway are implicated in the obesity and hyperphagia observed in Alström syndrome. Currently there are no approved or effective therapies for Alström syndrome.

Other Upstream Genetic Defects in the MC4R Pathway

In addition to the indications which we have advanced into Phase 3 development (POMC deficiency obesity, LEPR deficiency obesity, BBS and Alström syndrome), there are other upstream, MC4R pathway deficiencies for which we believe setmelanotide may function as replacement therapy, including defects that partially modulate POMC activity, such as POMC or LEPR heterozygous deficiency obesity, SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith-Magenis syndrome, as well as POMC epigenetic disorders and LEP and CPE deficiency obesities. Each one of the genes that underlies these indications have strong, well-established, published links to the MC4 receptor pathway, and loss of function in any one of these genes ultimately results in a dysregulation of the pathway that originates due to a decrease in activity of the POMC neuron, and as a consequence, a decrease in MC4 receptor activity, which engenders those kind of canonical clinical presentations of hyperphagia and obesity.

POMC or LEPR heterozygous deficiency obesity

POMC or LEPR heterozygous deficiency obesity results in a strong predisposition to obesity, though the epidemiology and clinical characterization of these patients is less well known. POMC heterozygous deficiency obesity is caused by the loss of one of the two genetic copies of either the gene for POMC or the gene for PCSK. An estimated 2% of severe, early onset obesity patients have POMC heterozygous deficiency obesity, which is much more common than the ultra‑rare POMC deficiency obesity in which both copies of either the POMC or PCSK genes are impaired. We believe that the most severe POMC heterozygous deficiency obesity patients may be suitable for treatment with setmelanotide. We estimate that our addressable patient population within severe POMC heterozygous deficiency obesity is approximately 20,000 patients in the United States, based on our own genetic sequencing analyses and epidemiology studies in small cohorts of patients with severe early onset obesity and adult obesity. Animal models support that such heterozygous deficiency in the critical MC4R pathway can result in a strong predisposition to severe obesity. The effect of heterozygous deficiency was first demonstrated in MC4R heterozygous deficiency obesity.

We are also studying patients with other MC4R pathway gene heterozygous mutations, including patients with heterozygous mutations in genes such as LEPR and BBS, as well as patients with heterozygous mutations in more than one gene in the MC4R pathway. For simplicity, we refer to the group of such heterozygous patients as patients with POMC heterozygous deficiency, but we will be transitioning to more general language, such as patients with Heterozygous Mutations in the MC4R Pathway, as more of these patients enter our Phase 2 trials.

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

SRC1 deficiency obesity

SRC1 deficiency obesity is a rare genetic disorder that is characterized by early-onset severe obesity, defined here as a BMI of greater than 40 kg/m2, hyperphagia and hyperleptinemia. Patients with SRC1 deficiency obesity are rare. The first academic paper describing SRC1 deficiency obesity, titled, “Steroid receptor coactivator-1 modulates the function of POMC neurons and energy homeostasis” (Yang et al 2019, Nat Comm. 10, Article 1718) was published in 2019 in Nature Communications. In this paper, the authors described how SRC1 variants found in severely obese cases significantly impaired leptin-induced POMC expression. SRC1 deficiency obesity is an autosomal dominant disorder, meaning that heterozygote loss of the SRC1 gene (just one gene copy) can be sufficient to give rise to obesity and hyperphagia.

The SRC1 protein has been shown to have direct links to the MC4R pathway. Specifically, SRC1 is a transcriptional coactivator that has links to both the leptin receptor and to POMC. When the leptin receptor is activated, SRC1 through a cascade of events itself is activated and then goes on to drive the expression of POMC, such that in individuals who have heterozygote loss of function mutations in their SRC1 genes, there's insufficient leptin receptor activation of the MC4 receptor pathway, decreased POMC expression, which decreases the amount of available MSH to reactivate the MC4 receptor, consequentially resulting in that decreased activity that drives the hyperphagia and obesity in these individuals. Based on our sequencing efforts, we estimate that there are more than 23,300 people in the United States living with SRC1 deficiency obesity.

SH2B1 deficiency obesity

SH2B1 deficiency obesity is a rare genetic disorder that is characterized by early-onset severe obesity, defined here as a BMI of greater than 40 kg/m2, hyperphagia and hyperinsulinemia. In addition to early-onset severe obesity and hyperphagia, other clinical characteristics associated with SH2B1 deficiency obesity are insulin resistance and reduced final height  Patients with SH2B1 deficiency obesity are rare. Deficiency in SH2B1 can arise through either DNA variants in the SH2B1 gene or through chromosomal deletions (chromosome 16) that encompass the SH2B1 gene. In both cases, dysfunction/loss of only one copy of the SH2B1 gene is sufficient to give rise to obesity and hyperphagia.

The SH2B1 protein has been shown to have direct links to the MC4R-pathway. Specifically, SH2B1 is an adapter protein that amplifies the signal coming through the leptin receptor. In individuals who carry heterozygote loss of function mutations in SH2B1 or a chromosomal deletion that remove the SH2B1 from the chromosome, individuals have insufficient leptin receptor activity activation of their MC4 receptor pathway. This gives rise to a well-documented form of severe early-onset obesity and hyperphagia. Based on our sequencing efforts and data from published literature, we estimate that there are more than 24,000 people in the United States living with SH2B1 deficiency obesity.

MC4 receptor deficiency obesity

MC4R deficiency obesity may arise due to heterozygote loss of function mutations in the MC4 receptor gene itself, and this is one of the most well-known and most prevalent forms of monogenic severe early-onset obesity. An epidemiological study performed in Europe in 2006 reported a prevalence of 2.6% of genetic defects in the MC4R gene in the obese population with a BMI of greater than 30 kg/m2, and studies performed in both Europe and the United States in 2000 and 2003, respectively, reported a prevalence of up to 4% of these genetic defects in more severely obese populations with a BMI of greater than 35 kg/m2. These prevalence rates suggest that there are approximately one million people in the United States with obesity caused by a mutation of the MC4R gene. These patients have a higher risk than the general population for early onset obesity and complications such as diabetes. Furthermore, MC4R deficiency may offset the beneficial effects of diet and exercise for sustained weight loss, limiting treatment options for these individuals. There are currently no approved or effective therapies for MC4R heterozygous deficiency obesity.

Based on a comprehensive ongoing biochemical screening study, we believe there is an opportunity for setmelanotide in a very defined subset of this broader population, specifically those individuals who carry MC4 receptor loss of function variants that can be rescued by setmelanotide (e.g. are not responsive to the endogenous ligand MSH, but do respond normally to setmelanotide). Based on our sequencing efforts, we estimate that there are approximately 10,000 people in the United States living with MC4R deficiency obesity that may be addressable by setmelanotide.

Smith-Magenis syndrome

Smith-Magenis syndrome is a developmental disorder that affects many parts of the body. The major features of this condition include mild to moderate intellectual disability, delayed speech and language skills, distinctive facial features, sleep disturbances, behavioral problems, and in some cases, adolescent-onset obesity and hyperphagia. Now it arises due to loss of function mutations or chromosomal deletions that ablate the function of a gene called RAI1. RAI1 is a transcription factor that's been shown to affect the expression of several MC4 receptor pathway genes, including POMC itself. As a result, we believe that hyperphagia and obesity found with Smith-Magenis syndrome is likely caused by an overall decrease in the activity of the MC4 receptor pathway.

Smith-Magenis syndrome affects at least 1 in 25,000 individuals worldwide, although many researchers believe that many people with this condition are not diagnosed, and that prevalence could be closer to 1 in 15,000 individuals, according the National Institutes of Health. We estimate that approximately 2,400 individuals with Smith-Magenis syndrome have severe obesity and hyperphagia that may be addressable with setmelanotide.

POMC Epigenetic Disorders

Recent scientific studies have identified patients with obesity due to a partial lack of MSH that is caused by epigenetic POMC variant. Given the recent discovery of these epigenetic disorders, there is currently no epidemiology data that defines the prevalence of POMC epigenetic disorders. However, we believe that these are rare disorders. Epigenetics implies DNA modifications, which can change gene expression without altering the DNA sequence itself. The most stable epigenetic modification is called DNA methylation. Recently, our academic collaborators in Berlin have described a POMC hypermethylation variant, which correlates with increased body weight in children and adults. Therefore, the presence of the POMC epigenetic variant leads to an increased risk of obesity based on reduced POMC gene activity. We expect that these patients under‑express the POMC gene product and as a result have a partial MSH deficiency.  There are currently no approved or effective therapies for these disorders.

Other MC4R Disorders

Based on setmelanotide’s biochemical structure and mechanism of action, we believe setmelanotide has the potential to serve as replacement therapy for other rare genetic disorders of obesity which have pathophysiology upstream of the MC4R receptor.  We are conducting research activities to study which potential disorders tied to the pathway may benefit from setmelanotide therapy.  Our basket study protocols, which enable enrollment of new populations with disorders tied to the pathway, allow us to study new potential indications without the administrative and regulatory burden of initiating a separate clinical study de novo for each new indication.

Expanding Attention to the Diagnosis of Genetic Obesity

The Endocrine Society issued new Pediatric Obesity Guidelines in January 2017 that, for the first time, recommend genotyping patients with severe pediatric obesity and hyperphagia. These guidelines estimate that up to 7% of patients with extreme pediatric obesity have a genetic mutation, including genetic MC4R pathway deficiencies, that drives their obesity. The guidelines also suggest that this percentage of severe pediatric obesity patients will increase, with newer methods and wider awareness of the need for genetic testing.

We are focused on identifying people with early-onset obesity that may be caused by certain rare genetic variants. We support several initiatives to expand the diagnosis of genetic obesity, including a genotyping study called GO‑ID, a sponsored genetic testing program called Uncovering Rare Obesity, and a patient registry called TEMPO.  The objective of GO-ID is to develop a screening algorithm for selecting patients to be genotyped and identified with POMC deficiency obesity and LEPR deficiency obesity, and to guide further genotyping efforts. Uncovering Rare Obesity is designed to expand the reach of genetic testing for patients with early-onset, severe obesity beyond academic settings to community physicians and their patients. TEMPO is a commitment to understanding the ongoing impact and burden of disease on patients and their caregivers.  This registry is intended to facilitate enhanced understanding of these conditions in the medical community and builds upon ongoing collaborations with existing patient registries in syndromic conditions such as BBS.

In addition, we have an ongoing effort to broaden the understanding of the genetics of obesity through sequencing analyses. In September 2019, we presented data from 13,567 sequenced patient samples of obese individuals collected as of June 2019 through GO-ID, Uncovering Rare Obesity and from third-party genetic databases. We are also conducting genetic obesity epidemiology analysis of MC4R pathway genetic defects in a large representative sample of the U.S. population. The first results of this research were published in May 2018 in the Journal of Clinical Endocrinology and Metabolism, a leading journal in this field. An important improvement in this effort will be working with data linked to phenotypic information to better characterize the genetic information we are analyzing. In addition, we tested associations between BMI and loss of function mutation burden in various populations to further define the MC4R pathway and its potential impact on obesity, showing that the cumulative allele burden, or number of mutations along the MC4R pathway in a single individual, predisposes to more obesity.

Limitations of Current Therapies

Although drugs approved for general obesity can potentially be used in obese patients with MC4R pathway deficiencies, all have limited efficacy and aim to treat symptoms rather than addressing the underlying biology. There are currently no treatments approved specifically for obesity and hyperphagia in POMC deficiency obesity, LEPR deficiency obesity, BBS, Alström syndrome, POMC heterozygous deficiency obesity, or POMC epigenetic disorders. Bariatric surgery is not an option in patients with upstream defects in the MC4R pathway who have severe obesity and hyperphagia.

Setmelanotide: A First‑in‑Class MC4R Agonist in Three Phase 3 Programs

Setmelanotide is a potent MC4R agonist peptide administered by daily SC injection. Setmelanotide is in Phase 3 for the treatment of two rare genetic disorders of obesity caused by MC4R pathway deficiencies, and we have initiated a combined Phase 3 clinical trial in two additional rare genetic disorders. We also have an ongoing Phase 2 clinical trial in several other MC4R pathway disorders. MC4R modulates a key pathway in humans that regulates energy homeostasis and food intake.

The critical role of the MC4R pathway in weight regulation was validated with the discovery that single genetic defects in this pathway result in severe, early onset obesity. The first generation MC4R agonists were small molecules that failed in clinical trials primarily due to safety issues, particularly increases in blood pressure, as well as limited efficacy. Setmelanotide is a peptide that retains the specificity and functionality of the naturally occurring hormone that activates MC4R, with demonstrated efficacy and little, if any, signal of increases in blood pressure.  In total, approximately 450 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

We recently published new molecular evidence of setmelanotide action on MC4R in Nature Medicine in May 2018, which demonstrates a unique mechanism of action compared to the endogenous activator, MSH, and first generation MC4R agonists. With agonism of the MC4R, setmelanotide appears to use different signaling pathways inside the MC4R cell, and to better compete away the natural antagonist at MC4R (AgRP). This may explain the efficacy of setmelanotide for appetite control in individuals with severe hyperphagia and may also suggest why setmelanotide does not clinically increase blood pressure or heart rate, compared to former MC4R agonists. Further research in this area is planned as well.

Clinical Development in Rare Genetic Disorders of Obesity Caused by MC4R Pathway Deficiencies

Setmelanotide is currently being evaluated in three Phase 3 trials: one trial evaluating efficacy and safety in POMC deficiency obesity, one in LEPR deficiency obesity and one trial that combines BBS and Alström syndrome. We recently reported positive topline Phase 3 data demonstrating a statistically significant and clinically meaningful effect on weight loss and hunger endpoints in patients with POMC deficiency obesity and LEPR deficiency obesity, and we completed enrollment of the pivotal cohort in December 2019 in a Phase 3 trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals living with BBS or Alström syndrome. We also are enrolling patients in multiple cohorts in our Phase 2 Basket Study of setmelanotide for the treatment of MC4R pathway deficiency obesities, including POMC or LEPR heterozygous deficiency obesity, SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith Magenis syndrome. Additionally, we are assessing setmelanotide in POMC epigenetic disorders and LEP and CPE deficiency obesities.

Pivotal Phase 3 clinical trials evaluating setmelanotide in POMC and LEPR deficiency obesities

In August 2019, we reported positive topline Phase 3 data demonstrating a statistically significant and clinically meaningful impact on weight loss and hunger in patients with POMC deficiency obesity and LEPR deficiency obesity. Both studies met their primary endpoints and all key secondary endpoints, demonstrating a statistically significant and clinically meaningful effect on weight loss and reductions in insatiable hunger, or hyperphagia, in patients with POMC and LEPR deficiency obesities.

Eight of 10 patients with POMC deficiency obesity achieved the primary endpoint of greater than 10% weight loss over approximately one year (p<0.0001). The mean reduction from baseline in body weight for POMC deficiency obesity patients was -25.4% (p<0.0001), and the mean reduction from baseline in most hunger rating for POMC deficiency obesity patients was -27.8% (p=0.0005). In addition, 50% of the POMC deficiency obesity patients in the trial met or exceeded a 25% improvement in self-reported hunger scores (p=0.0004). Mean weight loss for these patients was 31.9 kg, or 70.2 pounds, over one year on therapy.

POMC Phase 3 Topline
80% p<0.0001	-25.4% p<0.0001	-27.8% p=0.0005	31.9kg 70.2lbs
>10% weight loss	mean weight reduction	mean hunger score reduction	mean weight loss in 1 year

Five of 11 patients with LEPR deficiency obesity achieved the primary endpoint of greater than 10% weight loss over one year (p=0.0001). The mean reduction from baseline in body weight for LEPR deficiency obesity patients was -12.5% (p<0.0001), and the mean reduction from baseline in most hunger rating for LEPR deficiency obesity patients was -41.9% (p<0.0001). In addition, 72.7% of the LEPR deficiency obesity patients in the trial met or exceeded a 25% improvement in self-reported hunger scores (p<0.0001). Mean weight loss for these patients was 16.7 kg, or 36.8 pounds, over one year on therapy.

LEPR Phase 3 Topline
45.5% p<0.0001	-12.5% p<0.0001	-41.9% p<0.0001	16.7kg or 36.8lbs
>10% weight loss	mean weight reduction	mean hunger score reduction	mean weight loss in 1 year

In addition, the study design included a four-week placebo withdrawal period to further study the effect of treatment with setmelanotide. Upon entry into the placebo period, participants almost immediately gained weight and experienced an increase in hunger, reversing the downward trends in weight loss and hunger scores observed during the first 12 weeks of the treatment period. In both trials, the mean weight increase during the four-week placebo period was approximately 5 kg, or more than 11 pounds, and this weight gain was accompanied by a worsening in hunger scores. These trends reversed again when patients went back on drug.

We presented additional data from these trials showing the effect of setmelanotide on BMI scores and certain cardiovascular parameters in a special, late-breaking research forum during the 37th Annual Meeting of The Obesity Society at ObesityWeek® 2019, held November 3-7, 2019 in Las Vegas.

With this data, it was shown that setmelanotide was associated with reductions in BMI and BMI z-scores (BMI z-score, or BMI standard deviation scores, are measures of relative weight adjusted for child age and gender) for patients with POMC deficiency obesity who were treated with setmelanotide for over one year at therapeutic dose:

POMC deficiency obesity	Baseline	~1 year at therapeutic dose	Percent change from baseline
Participants aged ≥19 years, mean (SD) BMI, kg/m2 (n=4)	43.90 (8.91)	34.58 (12.42)	-22.33 (14.75) P=0.056
Participants aged <19 years, mean (SD) BMI z-score (n=6)	3.35 (0.61)	1.73 (1.04)	-49.18 (27.20) P=0.007

Mean parameter (SD)[1]	Diastolic blood pressure (mmHg)[2]	Systolic blood pressure (mmHg)	Heart rate (beats/min)
Baseline	73.13 (10.75)	111.57 (7.78)	81.03 (12.08)
~1 year at therapeutic dose	71.50 (9.17)	109.83 (6.12)	75.37 (7.25)
Percent change from baseline, % P value	-1.81 (6.27) P=0.38	-1.36 (5.10) P=0.42	-5.85 (11.44) P=0.14

Setmelanotide was associated with reductions in BMI and BMI z-scores for patients with LEPR deficiency obesity who were treated with setmelanotide for over one year at therapeutic dose:

LEPR deficiency obesity	Baseline	~1 year at therapeutic dose	Percent change from baseline
Participants aged ≥19 years, mean (SD) BMI, kg/m2 (n=8)	51.18 (10.67)	45.82 (11.48)[3]	-10.59 (8.11) P=0.01
Participants aged <19 years, mean (SD) BMI z-score (n=3)	3.52 (0.36)	3.03 (0.08)	-13.35 (8.87) P=0.12

Setmelanotide was not associated with significant changes in blood pressure or heart rate:

Mean parameter (SD)[4]	Diastolic blood pressure (mmHg)	Systolic blood pressure (mmHg)	Heart rate (beats/min)
Baseline	67.67 (5.83)	121.697 (8.84)	79.46 (12.60)
~1 year at therapeutic dose	66.48 (8.59)	115.111 (14.57)	77.89 (16.46)
Percent change from baseline, % P value	-1.58 (13.038) P=0.73	-3.78 (9.94) P=0.29	-1.32 (15.46) P=0. 80

1 N=10 for all POMC vital signs
2 mmHG, millimeter of mercury
3 N=7; one participant discontinued due to treatment-related adverse event.
4 N=9 for all LEPR vital signs

Consistent with prior clinical experience, setmelanotide was generally well-tolerated in both of these pivotal trials. There were no reported cardiovascular adverse events, or AEs, related to setmelanotide. Setmelanotide was not associated with significant changes to blood pressure or heart rate. Treatment-emergent related AEs included injection site reactions, nausea and vomiting, and increased hyperpigmentation (darkening of the skin); these were consistent with prior clinical trials of setmelanotide. One LEPR study patient withdrew before the end of titration due to AE of mild hyper eosinophilia. One LEPR study patient died from injuries unrelated to the study drug. This patient was a passenger in a vehicle in a car accident and died from injuries from the accident.

We plan to complete and submit NDAs for POMC deficiency obesity and LEPR deficiency obesity in the first quarter of 2020.

Phase 3 trial in Bardet-Biedl and Alström syndromes

In December 2019, we announced that we had completed enrollment of the pivotal cohort in its Phase 3 clinical trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals living with BBS or Alström syndrome. We enrolled 32 individuals with BBS and six individuals with Alström syndrome in the pivotal cohort, and we are continuing to enroll patients in a supplemental cohort to meet demand and provide further data on the use of setmelanotide in people living with these conditions.

The combined pivotal Phase 3 trial is a multinational, open-label, single-arm study. Participants were randomized to placebo or setmelanotide for 14 weeks followed by an open-label period on setmelanotide for 52 weeks. The primary endpoint of the trial is the proportion of participants (≥12 years of age) who achieve at least 10% reduction in body weight from baseline at approximately 52 weeks of therapy. Key secondary endpoints include additional weight loss and hunger reduction analyses. Since the FDA agreed to include BBS and Alström syndrome under our Breakthrough Therapy designation, we received preliminary guidance on many aspects of the Phase 3 development programs in BBS and Alström syndrome. We believe that the combined trial, as opposed to two separate trials, is likely to lead to a more rapid path for approval of these two indications.

We expect to announce topline data from this pivotal cohort in the fourth quarter of 2020 or early in the first quarter of 2021.

Initial setmelanotide clinical trials were in patients with general obesity, which provided preliminary evidence of the safety and efficacy of the drug and were the foundation for the Phase 2 trials in rare genetic disorders of obesity. In these trials, setmelanotide has generally achieved weight loss without adversely increasing blood pressure. These trials in the general obese population are described in later sections below.

The following table outlines our ongoing and planned setmelanotide trials in rare monogenic disorders of obesity.

Setmelanotide: Key Clinical Programs in Monogenic MC4R Pathway Disorders of Defined Obesity

	POMC Deficiency Pivotal	LEPR Deficiency Pivotal	POMC/LEPR Deficiency Proof of Concept	Other Populations Proof of Concept Basket Protocols(6)
Clinical trial phase...........................	Phase 3	Phase 3	Phase 2	Phase 2
Status...............................................	Topline data announced in 3Q2019	Topline data announced in 3Q2019	Initiated 2014, Completed 4Q2016 for these indications(5)	Initiated 2016(7)(8)
Treatment groups(1).........................	Setmelanotide(2)	Setmelanotide(2)	Setmelanotide	Setmelanotide
Number of patients.........................	10(3)	11(3)	2 POMC, 3 LEPR	Up to 150(9)
Patient demographics.......................	Adult/pediatric POMC deficient(4)	Adult/pediatric LEPR deficient(4)	Adults/Adolescents

12 years of age or older(4)
Multiple indications: POMC/PCSK1/LEPR heterozygous; POMC/PCSK1/LEPR compound heterozygous (two different mutations in gene) or homozygous deficiency obesity; POMC/PCSK1/LEPR composite heterozygous (two or more mutations in two or more genes) deficiency obesity; Smith-Magenis Syndrome (SMS); SH2B1 deficiency obesity; Chromosomal rearrangement of the 16p11.2 locus causing obesity; CPE compound heterozygous or homozygous deficiency obesity; Leptin deficiency obesity with loss of response to metreleptin; SRC1 deficiency obesity; MC4R deficiency obesity; POMC epigenetic disorders, and others

Duration of treatment.......................	52 weeks + Extensions	52 weeks + Extensions	12 weeks + Extensions	12 weeks + Extensions
Location...........................................	United States, Germany, Canada, United Kingdom, France, Belgium	United States, Germany, United Kingdom, France(10)	Germany	United States, Germany, United Kingdom, France; Spain; Netherlands; Canada; Greece; Israel

	Extension to ongoing Protocols	TEMPO Registry Study	BBS/Alström Syndrome Pivotal(16)	Natural History Study
Clinical trial phase...........................	Extension	Prospective Registry cohort	Phase 3	Natural History observational cohort
Status...............................................	Ongoing	Ongoing	Enrollment in pivotal cohort completed December 2019	Initiated 4Q2017
Treatment groups(1).........................	Setmelanotide(11)	No treatment(14)	Setmelanotide	No treatment(14)

Number of patients.........................	Up to 150 patients(12)	Up to 1000 patients	32 BBS 6 Alström	10‑20
Patient demographics.......................	Any patient completing another setmelanotide clinical protocol(13)	Various(15)	Adult/Pediatric	Adult/pediatric(17) Patients with POMC, PCSK1 or LEPR deficiency obesity due to a bi-allelic loss of function genetic mutation
Duration of treatment.......................	Multi‑year Extensions	Open ended	52 weeks + Extensions	Up to 5 years
Location...........................................	Initiating in multiple countries	Initiating in multiple countries	United States including Puerto Rico, Canada, Spain, United Kingdom and France	Planned in Turkey, France and Sweden

(1)	Setmelanotide, administered as once daily SC injection study.
(2)	These trials include a placebo controlled, double‑blind withdrawal period.
(3)

10 POMC deficiency obesity and 11 LEPR deficiency obesity patients were included in the pivotal cohort for each trial, but in agreement with the FDA, additional patients have been recruited who will not have reached one year of treatment at the time of NDA.

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
(7)

One of our proof of concept basket protocols was originally the Phase 2 trial for POMC deficiency obesity and LEPR deficiency obesity initiated in Germany in 2016 and provided proof of concept in these indications. This trial was later amended in 2016 to include other MC4R pathway disorders. In early 2018, both BBS and Alström provided proof of concept and moved to a phase 3 study. Our basket protocol continues to enroll patients with MC4R pathway disorders and is continuing to enroll and/or open sites.

(8)

We have enrolled patients into the basket study who are diagnosed with POMC epigenetic disorders, as well as patients with POMC and other MC4R pathway gene mutations and anticipate additional indications for study possibly in 2019.

(9)	We plan to study a larger number of patients with other MC4R pathway indications, such as heterozygous and epigenetic patients, indications with potentially more complexity.
(10)	We have ongoing trials approved in the United States, Germany, United Kingdom, France and the Netherlands, and other countries may be included.
(11)	All patients will receive open label setmelanotide in the extension protocol.
(12)

It is anticipated that all patients in any setmelanotide treatment protocol will be transferred over to the extension protocol for long‑term follow‑up after completing study treatment as defined another setmelanotide treatment protocol.

(13)	Only patients who have been in another setmelanotide treatment protocol can enter an extension.
(14)

Patients in the TEMPO registry and Natural History study will not receive treatment under their respective protocols, but such patients may also be eligible for one of our other interventional studies.

(15)

Individual subjects enrolled in this registry will need to meet both (1) phenotypic, or BMI, and (2) genotypic entry criteria that fit a working definition of extreme obesity associated with confirmed or putative MC4R pathway genetic variants.

(16)

Phase 3 protocol details for the combined BBS/Alström syndrome have been agreed with the FDA.  The study includes a short randomized, placebo‑controlled period for study validation.  The Primary endpoint will be percent of subjects achieving 10% weight loss from baseline, the same as the endpoint for POMC deficiency obesity and LEPR deficiency obesity pivotal trials.

(17)	Patients six years of age may be enrolled in our studies.

In addition, we have completed seven studies with setmelanotide in healthy obese subjects.  These studies have evaluated safety, efficacy and pharmacokinetics after either a single- or multiple-doses of treatment.  We have also completed a single study evaluating safety and pharmacokinetics with single- and multiple-doses of the long-acting, subcutaneous formulation of setmelanotide.  Additionally, we have a single ongoing clinical study evaluating both the daily and long-acting formulations of setmelanotide, which plans to enroll approximately 48 healthy obese subjects (RM-493-026).  Overall, approximately 450 subjects have been treated with setmelanotide.

Setmelanotide: Clinical Development Program in Genetically Defined Obesity

Phase 2 Clinical Development in POMC Deficiency Obesity

We completed a Phase 2 proof of concept, open label clinical trial, Study RM‑493‑011, in two patients with POMC deficiency obesity in which these patients were treated with setmelanotide for more than two years, resulting in profound reductions of hyperphagia and body weight, with good tolerability.  The first patient was a 20‑year‑old woman who, at three months of age, experienced the onset of obesity and hyperphagia. Ahead of the trial, the patient’s self‑reported trial hunger score, which is measured using a Likert score of zero to 10, where zero represents no hunger and 10 represents extreme hunger, was eight to nine out of 10 points, representing extreme hunger. She entered the trial with a baseline weight of 155 kg, or 341.7 lbs., and a BMI of 49.8 kg/m2. The second patient was a 26‑year old woman who also experienced early onset of obesity and hyperphagia. Ahead of the trial, the patient’s self‑reported trial hunger score was nine out of 10 points, representing extreme hunger. She entered the trial with a baseline weight or 152.8 kg, or 336.9 lbs. and a BMI of 54.1 kg/m2.

The trial was an open label, ascending dose Phase 2 trial with a primary endpoint of weight loss and other key endpoints including hunger score, body composition, insulin and glucose parameters, metabolic and cardiovascular risk factors, energy expenditure and general safety and tolerability.

After 13 weeks of treatment, the first patient demonstrated weight loss of 25.8 kg, or 56.9 lbs., representing 16.7% of her initial body weight. Hunger scores decreased from eight to nine prior to our trial to zero to one during the trial. During the subsequent three‑week withdrawal period off drug, the patient regained 4.8 kg, or 10.6 lbs. and experienced a return to moderate to severe hunger. When setmelanotide treatment restarted after the withdrawal period, there was an immediate reduction of hunger and a continuation of body weight loss. This patient was on continuous treatment for 106 weeks, with a total weight loss of 65.6 kg, or 144.6 lbs., representing 42.3% of her initial body weight. After 42 weeks of treatment, the second patient demonstrated weight loss of 40.6 kg, or 89.5 lbs., representing 26.6% of her initial body weight. Hunger scores decreased from nine prior to the trial to one on most weeks during the trial. This patient continued on active treatment for 64 weeks and her weight stabilized at a weight loss of 40.5 kg, or 89.3 lbs. However, as a result of a misunderstanding regarding the dose of this patient’s hydrocortisone treatment, her hunger score and weight briefly increased. After adaptation of the hydrocortisone dosage during her next visit, the hunger feeling and weight decreased again and she has continued on treatment for 100 weeks in total. Setmelanotide was generally well tolerated in the POMC deficiency obesity Phase 2 trial, with few AEs, all mild and infrequent, and all previously reported in other clinical trials. The single serious adverse event was an influenza immunization reaction, which resulted in an overnight hospitalization and was considered unrelated to trial drug.

Phase 2 Clinical Development in LEPR Deficiency Obesity

We completed a Phase 2 proof of concept, open label clinical trial in three patients with LEPR deficiency obesity, in which these patients were treated with setmelanotide, resulting in reductions of hyperphagia and body weight, with good tolerability. The first patient was a 23‑year old male who experienced early onset of obesity and hyperphagia. Ahead of the trial, this patient’s self‑reported trial hunger score was nine out of 10 points, representing extreme hunger, and his weight and BMI at trial entry were 130.6 kg, or 287.9 lbs., and 39.9 kg/m2, respectively. The second patient was a 22‑year old male who also experienced early onset of obesity and hyperphagia. Ahead of the trial, this patient’s self‑reported trial hunger score was nine to 10 out of 10 points, and his weight and BMI at trial entry were 122.1 kg, or 269.2 lbs., and 40.7 kg/m2, respectively. The third patient was a 14‑year‑old female adolescent, and the first adolescent patient treated with setmelanotide. Ahead of the trial, the patient’s self‑reported trial hunger score was nine out of 10 points, and her weight and BMI at trial entry were 120.4 kg, or 265.4 lbs., and 44.2 kg/m2, respectively.

After 61weeks of  treatment, the first patient demonstrated total weight loss of 25.1 kg, or 55.3 lbs., representing 19.2% of his initial body weight. Hunger scores decreased from nine prior to the trial to one to two during this period. After 36 weeks of treatment, the second patient demonstrated weight loss of 13.9 kg, or 30.6 lbs., representing 11.4% of his initial body weight. Hunger scores decreased from 10 prior to the trial to 6 during this period. During a two-week period in which this patient independently discontinued treatment, he regained 5.2 kg, or 11.5 lbs., and his hunger scores increased to nine. Once treatment was re‑initiated he experienced a significant reduction in hunger and a reduction in body weight. After 13 weeks of treatment, the third patient demonstrated weight loss of 10 kg, or 22 lbs., representing 8.3% of her initial body weight. Hunger scores decreased from nine prior to the trial to five during this period. However, this patient incorrectly performed the treatment injections, which we believe most likely precipitated an interval of weight regain during the trial period.

Phase 2 Clinical Development in Bardet‑Biedl Syndrome

BBS is a life‑threatening, orphan disease with prevalence of approximately one in 100,000 in North America. We estimate that the addressable patient population for BBS is approximately 2,500 patients in the United States. It is a rare monogenic disorder that causes severe obesity and hyperphagia as well as vision loss, polydactyly, kidney abnormalities, and other signs and symptoms. BBS is part of a class of disorders called ciliopathies, or disorders associated with the impairment of cilia function in cells. Cilia are hair‑like cellular projections that play a fundamental role in the regulation of several biological processes, including satiety signaling. Cilia dysfunction is thought to contribute to hyperphagia and obesity in BBS. BBS is a genetically heterogeneous disease that is caused by as many as 21 separate Bardet‑Biedl loci defects resulting in a similar syndrome, though each BBS patient only has one of these defects.

The role of abnormal cilia development and function in obesity has been elucidated in animal models, most strongly for BBS. Studies in mouse models of BBS show that deficiencies in the MC4R pathway contribute to the obesity and hyperphagia in BBS, with animals developing hyperphagic tendencies early in life. Notably, these mice have decreased leptin receptor signaling, with the essential hallmarks of failure to activate POMC neurons. This is supported in BBS rodent models, where the mice respond to an MC4R agonist resulting in reduced food intake and body weight. The relation of BBS gene mutations to the MC4R pathway is supported by clinical data. Patients with BBS have higher leptin than expected for their degree of adiposity, or leptin resistance, which is consistent with the notion that ciliopathy‑induced leptin signaling dysfunction is associated with leptin resistance.

We are continuing to follow patients with BBS who are severely obese and enrolled in our phase 2 trial. We reported preliminary Phase 2 results for BBS in the fourth quarter of 2017 and updated the clinical status of these patients in 2018 and again in 2019.  Results from the studies demonstrate that treatment with setmelanotide led to marked reductions in body weight and decreased appetite as shown by lower hunger scores. Safety data were consistent with previous clinical studies. In the second quarter of 2018, the FDA agreed to include BBS under our existing Breakthrough Therapy designation for setmelanotide.

For the Phase 2 trial, additional assessments of hunger using daily hunger scores and questionnaires were also obtained. We are using these assessments in our ongoing Phase 2 and Phase 3 trials and plan to continue using them in future trials. These assessments are as follows:

•

Daily Hunger Scores. In addition to our morning assessment of hunger, as performed in the Phase 2 trials in POMC deficiency obesity and LEPR deficiency obesity, we are also obtaining a daily hunger score rating in response to the questions: “In the last 24 hours, on average, how hungry did you feel?” and “In the last 24 hours, how hungry did you feel when you were the most hungry?” Patients are asked to give a response that is measured on a scale of 0‑10, whereby 0 points signifies “not hungry at all” and 10 points indicates the patient feels his or her “hungriest possible.”

•

Questionnaires. For patients 12 years of age and younger, we are obtaining a daily hunger score rating in response to the question “How hungry do you feel right now?” Patients are asked to give a response by choosing a pictorial of a smiley face and an associated hunger rating of 0 to 4, whereby 0 points signifies “not hungry at all” and 4 points indicates the patient feels his or her “hungriest possible.”

•

The Food Problem Diary, or FPD, is based on food‑related behaviors. This questionnaire was adapted from a similar questionnaire that was used with patients with Prader‑Willi syndrome. The questionnaire is rated on a 30‑point scale where 30 points is strong evidence of hyperphagia, and 0 points is evidence of no hyperphagia. The best possible response therefore is 0 points.

•

The Significant Event Questionnaire, or SEQ, is used during site visits to count events not typically seen in this population, such as a patient leaving food on his or her plate at a meal. This questionnaire consists of eight “yes” or “no” questions. The best possible response is 24 points (8 questions with a maximum score of 3 points each), since this questionnaire tracks events and behavior not typically seen in patients with MC4R pathway disorders. In contrast with other score scales, a higher score in this hunger assessment category represents improvement, and thus, the results are plotted in reverse scale and downward trends indicate improvement.

We believe that proof of concept in BBS has been demonstrated by improvements in hunger and weight reduction, supporting that this is a setmelanotide‑responsive, MC4R pathway disorder. The age of the patients ranged from 12 to 61 years. The starting weights of the patients ranged from 88.6 to 162.7 kg and BMI ranged from 37 to 51. The starting hunger scores for the adult patients ranged from 6 to 9 points on the 10‑point scale, with higher scores indicating more hunger and the SEQ scores for the two adolescent patients were 1, and 2 for a third adolescent patient.

Description of the Nine Bardet‑Biedl patients in the Phase 2 Proof of Concept study

Patient Number	Age (yrs)	Bardet‑Biedl Type	Starting Weight (kg)	Starting BMI	Starting Hunger Score
1.....................................................	24	1	147.5	44	Most hungry score = 9
2.....................................................	61	2	99.4	44	Most hungry score = 7
3.....................................................	16	10	121.6	44	FPD = 6/ SEQ = 1
4.....................................................	17	12	98.3	42	Most hungry score = 6
5.....................................................	12	1	119.3	49	FDP = 15/SEQ = 1
6.....................................................	16	5	122.4	43	Most hungry score = 8
7.....................................................	14	4	88.6	37	Most hungry score = 7
8.....................................................	13	*	171.76	51	FPD = 9 / SEQ = 2
9.....................................................	31	1	162.7	48	Most hungry score = 6

*Genetic variant is not confirmed

Three patients with BBS type 1 mutations and one each with BBS types 2, 4, 5, 10, 12 mutations and one patient with a BBS mutation that was not established were enrolled. Total treatment durations up to 123 weeks. Six of the nine patients showed clinically important, marked weight loss. Hunger scores also were reduced in these six patients. Summary of the data is shown below and with six out of nine patients showing efficacy of > 10% weight loss supported moving into phase 3.

Summary of the Phase 2 data for Our Six Patients in the Setmelanotide Bardet‑Biedl Syndrome Phase 2 Trial who showed improvements in both weight and hunger

For six of the nine BBS patients who responded to treatment with setmelanotide, mean weight loss reached 22.1% of body weight, and mean hunger decreased by 53.8%. The time course of individual patient weight loss and hunger scores for these four patients who were treated for longer-term duration (108-123 weeks) are shown below, as updated and presented by us in September 2019.

Bardet‑Biedl Patient Number	Treatment, weeks	Weight loss (kg)	Weight loss (lbs.)	Weight loss (%)	Decrease in hunger score (%)
1...........................................................	123	54.2	119.5	36.7%	33.3%
2...........................................................	119	14.7	32.4	14.8%	71.4%
3...........................................................	121	33.9	74.7	27.9%	100.0%**
4...........................................................	108	24.2	53.4	24.6%	66.7%
6...........................................................	83	13.3	29.3	10.8%	37.5%
7...........................................................	73	15.8	34.8	17.9%	14%***
Mean.....................................................	104.5	26.0kg	41.9 lbs.	22.1%	53.8%

**Pt. has cognitive impairment, so Food Problem Diary (FPD) score maintained by caregiver; ***Pt. did not have baseline hunger measure. The first score was a 7, which was not recorded until after the patient had received treatment. Current score is a 6.

FPD: Food Problem Diary; Score Range 0 to 30, higher score means worse result

SEQ: Significant Event Questionnaire, which counts significant food behavior events rarely seen in this population (Y/N for 8 behaviors), so maximum score of 8 points means greatest improvement. Shown in reverse scale so downward movement equals improvement for clarity.

There were three patients who did not meet the responder definition by weight loss. Two of these patients withdrew from the study due to a lack of weight loss at 21 weeks and 36 weeks, respectively. One of these patients was clinically diagnosed with BBS, but this patient’s BBS was not genetically confirmed. The third patient, who has a Bardet‑Biedl syndrome type 1 mutation, showed marked improvement in hunger scores with a 53.3% decrease, but did not demonstrate any body weight change after 33 weeks on treatment, including a final 12‑week test period on 3.0 mg daily. However, the weight curve for this patient indicated a slowing of prior childhood weight gain upon treatment with setmelanotide, as indicated with an arrow in her pediatric growth chart, below. This patient was a 12‑year‑old with Type 1 diabetes who entered the trial with extremely poor glucose control, with an average blood sugar level, or HbA1c, of 10.1%. We have been investigating the reason for the inconsistency between her improvement in hunger and lack of weight loss. During her treatment, her HbA1c showed an improvement to 7.6%. Following treatment discontinuation, the patient gained 5.9 kg, appetite and hunger returned to baseline levels and HbA1c increased to 11.7%.

Overall setmelanotide was generally well tolerated in all patients in this BBS Phase 2 proof of concept study.  Adverse events associated with setmelanotide treatment included increased pigmentation of the skin/nvi and mild injection site reactions.  No discontinuations were due to adverse events.  No serious adverse events were reported in BBS patients.  No clinically significant detrimental changes in blood pressure or heart rate have been reported.

As stated above, we have completed enrollment of the pivotal cohort in December 2019 in a Phase 3 trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals living with BBS or Alström syndrome.

Phase 2 Proof of Concept Study of Patients with Alström Syndrome

Alström syndrome shares many clinical features with BBS, including obesity and hyperphagia, and is also characterized by progressive vision loss, deafness, congestive heart failure, hyperinsulinemia and type 2 diabetes mellitus. Similarly, Alström syndrome is a ciliopathy caused by mutations in the ALMS1 gene, which has also been shown to be important for cilia function. Like BBS, recent scientific studies identify genetic deficiencies affecting the MC4R signaling pathway as a potential cause of the obesity and hyperphagia associated with Alström syndrome. Studies in a mouse model of Alström syndrome show a reduction in the number of cilia in specific neurons in the hypothalamus that are critical for MC4R pathway signaling. While Alström syndrome is less well studied than BBS, the similar pathophysiology of cilia dysfunction and clinical presentation support that deficiencies in the MC4R pathway are implicated in the obesity and hyperphagia observed in Alström syndrome. Therefore, we hypothesize that setmelanotide treatment can be applied to treat Alström syndrome.

We are studying Alström syndrome patients who are severely obese. We believe, our initial proof of concept data from a phase 2 trial, shown below, demonstrates that Alström syndrome patients may also experience decreased hunger and significant weight loss similar to that seen in patients with POMC deficiency obesity, LEPR deficiency obesity, or BBS. We the clinical status of these patients in September 2019. The FDA has also recently included Alström syndrome under our existing Breakthrough Therapy designation.

In December 2018, we initiated a phase 3 trial to evaluate the efficacy and safety of setmelanotide in patients with BBA and Alström syndrome, and we announced in December 2019 that we completed enrollment of the pivotal cohort.

As of September 2019, four Alström syndrome patients have been treated with setmelanotide in the Phase 2 study.  The age of the patients ranges from 12 to 21 years.  The starting weights of the patients range from 70.7 to 108.1 kg and BMI ranged from 28 to 47.  The starting hunger scores for the adult patients ranged from 4 to 8 points on the 10-point scale.

The initial Alström syndrome patient in our Phase 2 clinical trial was a 12‑year‑old male, starting weight of 78.6 kg, or 173.2 lbs., with a BMI of 27.9 kg/m2 (above the 98th percentile for his age). At baseline, his initial “worst hunger” score was 4 points, and his morning hunger score was 4 points. As of September 2019, this patient has been treated for 95 weeks including titration, most of the first 56 weeks’ time on a dose of 2 mg/day. During the course of 95 weeks of treatment, he experienced weight loss of 15.9 kg, or 35 lbs., which represented a 20.2% weight loss and a 25% decrease in hunger. Because his body weight was approaching ideal body weight, and he is a growing child, his dose was reduced to 1.5 mg/day, at 32 weeks and 0.5 mg six days/week at 50 weeks, with stabilization of his weight.

Three additional Alström patients (2 adolescents, 1 adult) have been enrolled in this Phase 2 study and the data is summarized below. One patient, the adult, did not show improvements in either weight or hunger and was discontinued. The third patient maintained weight and hunger score reduction while lowering HbA1c by 3% from 11% to 8%

Alström Syndrome Patient Number	Treatment Weeks	Weight loss (kg)	Weight loss (lbs.)	Weight loss (%)	Change in hunger score (Start/End)
1...........................................................	95	15.9	35	20.2%	4/3
2...........................................................	84	0.8	1.8	1.1%	8/5
3...........................................................	68	5.4	11.9	5.9%	5/5

Overall, setmelanotide was generally well tolerated in all patients in this Alström syndrome Phase 2 proof of concept study. Adverse events associated with setmelanotide treatment included increased pigmentation of the skin/nevi and injection site reactions. No SAEs or discontinuations due to AEs were reported. No clinically significant increases in blood pressure were observed that resulted in the development of hypertension.

Our Phase 2 Basket Study: Phase 2 Proof of Concept Studies Focused on Patients with Monogenic Disorders of the MC4R Pathway

We are conducting Phase 2, proof of concept trials in a variety of monogenic, upstream disorders of the MC4R pathway, including, including POMC or LEPR heterozygous deficiency obesity, SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith Magenis syndrome. Additionally, we are assessing setmelanotide in POMC epigenetic disorders and LEP and CPE deficiency obesities. These trials are Phase 2 open label, single arm, proof of concept trials assessing the effect of setmelanotide on the rare genetic disorders of obesity described below. We hypothesize that these disorders may be genetically‑defined deficiencies upstream in the MC4R pathway. Each trial includes a three‑month proof of concept phase at which weight loss, hunger and other metabolic parameters will be evaluated. If patients demonstrate significant weight loss and acceptable safety and tolerability, they will continue treatment for evaluation of setmelanotide’s effects for a total of one year. Similar to our previous trials, this trial begins with an initial period of dose titration where the individual patient’s therapeutic dose is established by upwards dose titration in two-week intervals.

We are conducting these trials, as we did for the ongoing BBS and Alström syndrome Phase 2 trial described above, under basket protocols, which are designed to capture a broad range of patient populations to be treated under one investigational protocol. We believe this approach is efficient for studying many potential indications, and we intend to add additional populations to these basket protocols over the next one to two years.

We plan to enroll cohorts of approximately 10 patients each in these genetic populations.  For the purposes of informing patient enrollment for genetically-identified cohorts (a-c, e, and g-j) DNA sequencing results for Basket-eligible genes are filtered and variants categorized based on our interpretation of the current state of scientific knowledge, both internal proprietary knowledge and published literature. DNA sequence data is filtered for rarity, defined as a population frequency of ≤1% in the publicly available GnomAD database (https://gnomad.broadinstitute.org/) and for nonsynonymous variants, defined by DNA changes resulting in alterations in amino acid sequence. Rare, nonsynonymous variants are then categorized based on current-state internal interpretation of the level of detrimental impact on the MC4R-pathway. DNA variants resulting in protein early termination, frameshifts, spicing errors or amino acid substitutions with confirmed biochemical loss-of-function are classified into a ‘high-impact variant’ categories due to the significant deleterious impact on protein, and subsequently, pathway function. Missense DNA variants lacking biochemical loss-of-function are classified into an ‘other variant’ category due to current uncertainty of the impact on protein and pathway function. Obese individuals carrying DNA variants in these categories, in genes eligible for the Basket protocol, are considered for enrollment and stratified into cohorts, accordingly.  Depending upon the genotype and our computational or biological method for assessing loss-of-function, we may have several cohorts of “other variants.”

The genetic disorders we are studying in our additional Phase 2 proof of concept trials are outlined below, and initial, preliminary Phase 2 data for each indication is summarized.

a.Clinical Development in POMC or LEPR Heterozygous Deficiency, or HET Obesity

POMC or LEPR heterozygous deficiency, or HET obesity is caused by the loss of one of the two genetic copies of POMC, PCSK1, or LEPR genes. Animal models support that such heterozygous deficiency in the MC4 receptor pathway can result in a predisposition to obesity. The effect of genetic heterozygous deficiency obesity was first demonstrated for another gene in the MC4R pathway: MC4R heterozygous deficiency obesity. Later data also supported that HET obesity results in a predisposition to obesity, though the epidemiology and clinical characterization of these patients is less well known. Our initial clinical focus is on patients with the most impactful variants, which we characterize as high-impact loss of function variants, to test the hypothesis that these patients might also respond substantially to setmelanotide treatment.

We are studying patients who are severely obese, or whose BMI is equal to or greater than 30kg/m2, and who are carry a heterozygous variant of the POMC, LEPR, or PCSK1 gene. These patients have a genetic variant that may result in full or partial loss of POMC, PCKS1 or LEPR function. The purpose of studying these patients in this trial is to provide proof of concept that these patients will also demonstrate significant weight loss. We are enrolling this trial at sites in the United States and Europe, and reported initial results in June 2018 and updated those results in March 2019. With the latter data update, we announced plans to continue evaluating setmelanotide in POMC or LEPR heterozygous deficiency obesity, with patients enrolled into cohorts based on their loss-of-function (LOF) variants. This decision was based primarily on clinical results, which showed a more consistent treatment benefit in patients with higher-impact LOF variants.

In March 2019, we announced preliminary data from 13 patients with HET obesity who were treated with setmelanotide, including four patients with high-impact LOF variants and nine patients with other LOF variants:

•

All four patients with high-impact LOF variants remained on therapy, including two patients who had been on treatment for more than 29 weeks, including any titration period, which can last 6-12 weeks before reaching a therapeutic dose. The first patient, who entered the study weighing 451 pounds, lost 40.5 pounds (9% body weight) and experienced a hunger score decrease of 90% after 37 weeks of treatment with setmelanotide. The second patient, who entered the study weighing 284 pounds, lost 49 pounds (17.3% body weight) and experienced a hunger score decrease of 71.4% after 29 weeks of treatment. The two additional patients had been on treatment for a short duration and showed promising weight loss and hunger score decreases during dose titration.

•

Five of nine patients with other LOF variants remained on therapy, with treatment durations ranging from seven to 74 weeks. This includes the two responding patients on whom we reported data in June 2018. Across these five patients, one experienced a clinically meaningful weight loss of greater than 10%, three experienced weight loss between 5 and 8%, and one had been on treatment for a short duration and it was too early to assess response to therapy. Among the four response-evaluable patients, hunger score decreases ranged from 20 to 80%.

•

Four of nine patients with other LOF variants discontinued treatment, including one patient who was discontinued due to lack of efficacy (previously reported in June 2018). The other three patients were discontinued following less than four weeks on therapy and therefore efficacy could not be evaluated. This includes the two patients on whom we reported in June 2018, both of whom discontinued due to AEs. In addition, one patient was withdrawn by the site for patient non-compliance.

POMC or LEPR heterozygous deficiency obesity is complex in many ways, in that there appears to be variable penetrance of obesity, in individuals with heterozygous mutations. As a result, we intend to study a larger number of patients in Phase 2, to more carefully delineate those patients most debilitated and those who will have the best response to setmelanotide, before we discuss the design for a Phase 3 study with the FDA.

b. SRC1 deficiency obesity

SRC1 is a transcriptional coactivator that has links to both the leptin receptor and to POMC. When the leptin receptor is activated, SRC1 through a cascade of events itself is activated and then goes on to drive the expression of POMC, such that in individuals who have heterozygote loss of function mutations in their SRC1 genes, there's insufficient leptin receptor activation of the MC4 receptor pathway, decreased POMC expression, which decreases the amount of available MSH to reactivate the MC4 receptor, consequentially resulting in that decreased activity that drives the hyperphagia and obesity in these individuals. The first academic paper describing SRC1 deficiency obesity, titled, “Steroid receptor coactivator-1 modulates the function of POMC neurons and energy homeostasis,” (Yang et al 2019, Nat Comm. 10, Article 1718) was published in Nature Communications. Based on our sequencing efforts, we estimate that there are more than 23,300 people in the United States living with SRC1 deficiency obesity.

c. SH2B1 deficiency obesity

SH2B1 is an adapter protein that amplifies the signal coming through the leptin receptor. In individuals who carry heterozygote loss of function mutations in SH2B1 or a chromosomal deletion that remove the SH2B1 from the chromosome, individuals have insufficient leptin receptor activity activation of their MC4 receptor pathway. This gives rise to a well-documented form of severe early-onset obesity and hyperphagia. Based on our sequencing efforts, we estimate that there are more than 24,000 people in the United States living with SH2B1 deficiency obesity.

d. MC4 receptor deficiency obesity

MC4R deficiency obesity may arise due to heterozygote loss of function mutations in the MC4 receptor gene itself, and this is one of the most well-known and most prevalent forms of monogenic severe early-onset obesity. An epidemiological study performed in Europe in 2006 reported a prevalence of 2.6% of genetic defects in the MC4R gene in the obese population with a BMI of greater than 30 kg/m2, and studies performed in both Europe and the United States in 2000 and 2003, respectively, reported a prevalence of up to 4% of these genetic defects in more severely obese populations with a BMI of greater than 35 kg/m2. These prevalence rates suggest that there are approximately one million people in the United States with obesity caused by a mutation of the MC4R gene. These patients have a higher risk than the general population for early onset obesity and complications such as diabetes. Furthermore, MC4R deficiency may offset the beneficial effects of diet and exercise for sustained weight loss, limiting treatment options for these individuals. There are currently no approved or effective therapies for MC4R heterozygous deficiency obesity.

An early Phase 1b study we conducted in downstream MC4R pathway defects demonstrated setmelanotide’s potential efficacy and tolerability in upstream MC4R pathway deficiencies. While setmelanotide appears to show strong efficacy in a Phase 1b trial for the treatment of MC4R heterozygous deficiency obesity patients, it is downstream of where setmelanotide interacts with the MC4R, and we are currently focusing instead on genetic defects that are upstream of the MC4R. This is because we believe that many of these upstream genetic disorders cause even more severe, often life‑threatening obesity, and because setmelanotide has the potential to restore lost function in these upstream disorders, delivering more compelling efficacy.  We have conducted additional research that was published in Nature Medicine in May 2018, which suggests that a sizable number of individuals with obesity who carry MC4R mutations, and were previously assessed functionally normal, may respond to setmelanotide treatment.

Now with a very comprehensive ongoing biochemical screening study, we believe there is an opportunity for setmelanotide in a very defined subset of this broader population, specifically those individuals who carry MC4 receptor loss of function variants that can be overridden by setmelanotide. Based on our sequencing efforts, our addressable patient population estimate for MC4R deficiency obesity is greater than 10,000 patients in the United States.

e. Smith-Magenis syndrome

Smith-Magenis syndrome is a developmental disorder that affects many parts of the body. The major features of this condition include mild to moderate intellectual disability, delayed speech and language skills, distinctive facial features, sleep disturbances, behavioral problems, and in some cases, adolescent-onset obesity and hyperphagia. Smith-Magenis syndrome arises due to loss of function mutations or chromosomal deletions that effectively ablate the function of a gene called RAI1. RAI1 is a transcription factor that's been shown to affect the expression of a number of MC4 receptor pathway genes, including POMC itself. And as a result, we believe that in SMS, the hyperphagia and obesity is likely caused by an overall decrease in the activity of the MC4 receptor pathway.

Smith-Magenis syndrome affects at least 1 in 25,000 individuals worldwide.  Many researchers believe that many people with this condition are not diagnosed, putting the prevalence closer to 1 in 15,000 individuals, according the National Institutes of Health. We estimate that approximately 2,400 individuals with Smith-Magenis syndrome have severe obesity and hyperphagia that may be addressable with setmelanotide.

POMC Epigenetic Disorders

Recent scientific studies have identified patients with obesity due to a partial lack of MSH that is caused by epigenetic POMC variant. Given the recent discovery of these epigenetic disorders, there is currently no epidemiology data that defines the prevalence of POMC epigenetic disorders. However, we believe that these are rare disorders. Epigenetics implies DNA modifications, which can change gene expression without altering the DNA sequence itself. The most stable epigenetic modification is called DNA methylation. Recently, our academic collaborators in Berlin have described a POMC hypermethylation variant, which correlates with increased body weight in children and adults. Therefore, the presence of the POMC epigenetic variant leads to an increased risk of obesity based on reduced POMC gene activity. We expect that these patients under‑express the POMC gene product and as a result have a partial MSH deficiency. Our academic collaborator in Berlin has an ongoing Phase 2 proof of concept trial to confirm the hypothesis that the subset of patients with very severe POMC epigenetic disorders may be highly responsive to setmelanotide therapy.  There are currently no approved or effective therapies for these disorders.

Other MC4R Disorders

Based on setmelanotide’s biochemical structure and mechanism of action, we believe setmelanotide has the potential to serve as replacement therapy for other rare genetic disorders of obesity which have pathophysiology upstream of the MC4R receptor.  We are conducting research activities to study which potential disorders tied to the pathway may benefit from setmelanotide therapy.  Our basket study protocols, which enable enrollment of new populations with disorders tied to the pathway, allow us to study new potential indications without the administrative and regulatory burden of initiating a separate clinical study de novo for each new indication.

Other Clinical and Scientific Initiatives in Genetic Obesity

Genotyping Study

Leveraging new understanding of severe obesity caused by specific genetic defects has the potential to improve both diagnosis and treatment for specific types of life‑threatening obesity. We have expanded our genotyping study—the Genetic Obesity ID | Genotyping Study—in which eligible patients are genotyped for rare genetic disorders of obesity.  As of the end of 2019, approximately 8,220 patients had been enrolled in our GO-ID study.  The goal is to develop a screening algorithm for selecting patients to be genotyped and identified  with POMC deficiency obesity and LEPR deficiency obesity, and to guide further genotyping efforts.  In addition, it is our expectation that patients who can participate in our clinical trials will be genetically identified. We are currently including approximately 100 genes which, in medical and scientific literature, have been associated with obesity, including other genes associated with the MC4R pathway. Individuals may enter the study through one of three arms including: a history of severe, early onset obesity, and hyperphagia, high BMI, and individuals within three months of bariatric surgery. The study is currently enrolling in the United States and Europe and is expected to expand to a total of 140 sites worldwide.  We plan to work with these investigators to publish the results of this study and guidance on the use of the algorithm for screening, to enable more systematic diagnoses of these rare genetic disorders of obesity.

Uncovering Rare Obesity

In July 2019, we announced the launch of Uncovering Rare Obesity, a free genetic testing program that may help determine if individuals have an underlying genetic cause of their severe obesity. As severe obesity is epidemic in the United States, we are focused on identifying people with early-onset obesity that may be caused by certain rare genetic variants. As part of these efforts, we have launched Uncovering Rare Obesity in order to increase access to genetic testing.  As of December 31, 2019, 1,120 United States health care providers have requested 5,738 Uncovering Rare Obesity kits, and 1,580 sequencing tests have been ordered and patient samples collected.

This program complements several initiatives designed to advance the understanding of genetic causes of severe obesity, and Uncovering Rare Obesity broadens these efforts and brings access to genetic testing into the community setting. Currently available physician-ordered genetic testing panels are often cost prohibitive, while many consumer genetic tests are incomplete when it comes to genetic disorders of obesity. This makes it difficult to confirm an underlying genetic cause of severe obesity. We believe the program marks an important step in the understanding of these disorders that might help patients and their families find new diagnosis and treatment strategies in the years ahead.

We are partnering with PreventionGenetics, a Clinical Laboratory Improvement Amendments (CLIA)-certified independent laboratory, to conduct the genetic testing for Uncovering Rare Obesity. This program covers the cost of the test and excludes office visit, copay, sample collection, and any other related costs to a participant. In addition, as part of the program, licensed genetic counselors from PWN Health, a leading provider of professional guidance for diagnostic and genetic testing, are available to advise participating individuals.

Long‑Acting Setmelanotide Pharmacokinetic Trial

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

Two parts of this clinical pharmacokinetic trial are complete, defining the single‑dose and multiple‑dose pharmacokinetics of this formulation. The first part, Part A, is an ascending‑dose, placebo‑controlled, up to three sequential panel PK trial, and PK and safety/tolerability will be collected for approximately 14 days. Dose for the three panels will range from 2.5 mg up to 30 mg given as a single SC injection. The second part, Part B, is a placebo‑controlled, single panel of 12 normal healthy obese patients who received four once‑weekly injections of 10 mg setmelanotide long‑acting formulation.

The results from Part A demonstrate that a 10 mg single subcutaneous dose showed a profile that was consistent with once weekly dosing with a mean pharmacokinetic half‑life of 123 hours. Following the completion of the single‑dose part, we completed Part B, with multiple dosing in order to evaluate the extended‑release, once‑weekly formulation of setmelanotide. Multiple dosing of the formulation demonstrated tolerability and pharmacokinetics that support further clinical development. While this data is preliminary, this simpler dosing regimen may provide improvements in patient convenience and may provide additional advantages in the pediatric population.

We also completed a single study evaluating safety and pharmacokinetics with single- and multiple-doses of the long-acting, subcutaneous formulation of setmelanotide, and we have a single ongoing clinical study evaluating both the daily and long-acting formulations of setmelanotide. We anticipate completing these studies in 2020, and upon analysis of the data, we will seek dialogue with the FDA to develop a regulatory strategy for this once-weekly formulation of setmelanotide.

Mean setmelanotide concentrations (ng/mL) in plasma during weeks 1 and 4 following 10 mg subcutaneous weekly injections of a Camurus formulation

Setmelanotide Clinical Development in General Obesity Patients

Initial studies in general obesity provided preliminary evidence of efficacy and of good tolerability and served as a foundation for the clinical development of setmelanotide. The general obese population is defined as having a BMI of equal to or greater than 30 kg/m2. In our initial clinical trials, we delivered setmelanotide with continuous SC infusion using an insulin pump. More recently, our administration has been converted to a once daily SC injectable formulation. In addition, we have an ongoing trial to assess the pharmacokinetics of a new, long‑acting formulation of setmelanotide.

The table below summarizes the setmelanotide studies that we conducted in general obese patients under IND # 112595 submitted to the Division of Metabolism and Endocrinology Products, Center for Drug Evaluation and Research, FDA.

Completed and Ongoing Setmelanotide Clinical Trials in the General Obese Population

Short Study Title	Population	Route of Administration Formulation	Number of Subjects/ Patients	Status
RM‑493‑001.........................................................................	Obesity	Continuous	36 healthy	Completed
Single Ascending Dose Trial in		infusion	obese subjects
Healthy Obese Subjects
RM‑493‑002.........................................................................	Obesity	Continuous	54 healthy	Completed
Multiple Ascending Dose Trial in		infusion SC	obese subjects
Healthy Obese Subjects		injection
RM‑493‑003.........................................................................	Obesity	Continuous	74 healthy	Completed
A Phase 2a Weight Loss Trial in		infusion	obese subjects
Obese Patients using Continuous
Infusion
RM‑493‑005.........................................................................	N/A Genetic	N/A	N/A	Completed
Pre‑screening Genetic Testing of	Screening Study
Healthy Obese Subjects
RM‑493‑006.........................................................................	Energy	Continuous	12 healthy	Completed
A Phase 1b 2‑Period Crossover Trial	Expenditure In	infusion	obese subjects
on Energy Expenditure in Obese	Obesity
Subjects
RM‑493‑008.........................................................................	PK/Obesity	SC injection	22 healthy	Completed
A Phase 1 Pharmacokinetic Trial of			obese subjects
New Once‑daily Injectable
Formulations
RM‑493‑009.........................................................................	Obesity	SC injection	99 healthy	Completed
A Staged, Phase 1b/Phase 2a			obese subjects
Pharmacokinetic/Weight Loss Trial
in Obese Patients using
Sub‑Cutaneous Injection
RM 493 018...................................................................	Obesity	SC injection of	42 healthy	Parts A
A Long‑Acting Formulation PK		long‑acting	obese subjects	and B
Study of RM‑493		formulation		completed

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

Safety and Tolerability

Historically, clinical data with other MC4R therapies suggested that MC4R‑mediated side effects may include changes in blood pressure and heart rate, increased erections in males, changes in libido and sexual function in females and nausea and vomiting. As a result, primarily due to concerns about blood pressure and heart rate changes, no other MC4R agonists are currently in the clinic for the treatment of obesity and/or hyperphagia. It is noteworthy that the pattern of effects differed among each of the other MC4R therapies, underscoring the complex physiology of MC4R. With setmelanotide, there has been little, if any, evidence of blood pressure or heart rate changes, preliminarily supporting an important differentiation of setmelanotide from previous MC4R therapies. Monitoring for blood pressure and heart rate changes, as well as other potential AEs, is included in all setmelanotide clinical trials.

Because of these first generation MC4R therapy failures, the setmelanotide program employed an intensive preclinical screening program to assess clinical candidates for blood pressure and heart rate effects, along with efficacy. The cornerstone of this preclinical screening program was a significant investment in obese primate studies which validated setmelanotide as a promising compound for clinical development.  More recently, new research supporting a unique mechanism of action of setmelanotide, compared to earlier MC4R agonists and the endogenous ligand MSH, was published in May 2018 in Nature Medicine.

Setmelanotide was generally well tolerated in our Phase 1, Phase 2 and Phase 3 clinical trials. Overall, except as outlined below, the number and patterns of AEs was generally low, and the intensity of the AEs was generally mild, and infrequently led to clinical trial discontinuation.

There has been only a single SAE possibly attributed to setmelanotide in our clinical trials. In our Phase 2 clinical trial with once daily SC injection, one patient was hospitalized for unusual chest pain, but no evidence of any serious respiratory or cardiac cause was found after careful evaluation, and the event was attributed to musculoskeletal pain.

To demonstrate that setmelanotide has the potential to provide a safe cardiovascular profile, we extensively validated setmelanotide in obese primate preclinical studies, with special attention to cardiovascular effects. The results of these studies supported testing in clinical trials. In the clinical trials, we monitored blood pressure and heart rate extensively, primarily by 24‑hour ABPM. In most clinical trials, there were multiple 24‑hour ABPM periods, both on a pre‑treatment and post‑treatment basis. Trial‑by‑trial review of the 24‑hour ABPM data shows little, if any, evidence of changes in heart rate and/or blood pressure even at the highest doses tested in Phase 1 and Phase 2 clinical trials. We have also conducted an analysis of 24‑hour ABPMs that were obtained pre‑dose and post‑dose across completed studies, which was presented at the Obesity Society in 2015. This included 128 patients, of which 79 were active and 49 were on a placebo. Overall, there was little, if any, evidence of blood pressure or heart rate changes evident from baseline versus placebo in any trial, preliminarily supporting an important differentiation of setmelanotide from previous MC4R therapies. While the preliminary data are encouraging, there will be continued focus on potential cardiovascular risk until addressed in larger and longer clinical trials.

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

Overall, the most common AEs reported among setmelanotide treated patients have been skin hyperpigmentation, injection site reactions, nausea, headache, vomiting, decreased appetite, and diarrhea.

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

In particular, we demonstrated activity in obese non‑human primates, where approximately 13% weight loss was demonstrated with eight weeks of treatment, without evidence of cardiovascular toxicity. We also studied obese primates in crossover studies to confirm the lack of cardiovascular toxicity by setmelanotide in obese primates. These preclinical studies also confirmed the cardiovascular effects of previous MC4R therapies that had produced cardiovascular toxicity in humans. In contrast, setmelanotide was without cardiovascular effects in head‑to‑head studies.

Lastly, the toxicology program to support the NDA filing of setmelanotide for POMC deficiency obesity is completed. We completed three‑month toxicology studies in rats and monkeys, with doses and exposures that are more than 300‑fold greater than those at the anticipated clinical doses without evidence of clinically relevant toxicological findings. Similarly, we have also completed chronic toxicity studies (6‑month rat, 9‑month monkey), which in rats provided 219- (maximum concentration) and 106‑times (area under the curve), respectively, and in monkeys 282‑ and 82‑times, respectively, the exposures at the anticipated clinical doses compared to the No‑Observed‑Adverse‑Effect‑Level(s) in animals. We have evaluated the potential reproductive and development effects of setmelanotide in rats and rabbits with administration by SC injection, to support the administration of setmelanotide in women of child‑bearing potential. In addition, a juvenile toxicology study has been completed that will support dosing in pediatric patients less than 12 years of age.  In addition, we are planning carcinogenicity studies, the first of which, in mice is ongoing, and with the longest of which is expected to be two years. The FDA has allowed us to defer carcinogenicity studies until after approval of an NDA for setmelanotide. The EMA has agreed that only the mouse study will be required around the time of any setmelanotide approval.

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

PWS is a life threatening, orphan multigenic disease with prevalence estimates ranging from approximately one in 8,000 to one in 52,000, with at least 8,000 diagnosed patients in the United States. A hallmark of PWS is hyperphagia, leading to severe obesity and other complications. For PWS patients, hyperphagia and obesity are the greatest threats to their health, and these patients are likely to die prematurely as a result of choking, stomach rupture, or from complications caused by morbid obesity. The genetics of PWS are complex, involving many genes on chromosome 15 that are not properly expressed. Recent discoveries highlight that a defect in one of these, the melanoma antigen family L2, or MAGEL2, gene, in rodent models impairs the function of POMC neurons, which are key components of the MC4R pathway. Studies have suggested a link between defects in MAGEL2 in some humans with obesity, hyperphagia, autism spectrum disorders, reduced intellectual ability and most other aspects of behavior and metabolism associated with PWS.

Ghrelin is an orexigenic peptide, secreted by the stomach and proximal small intestine in response to a negative energy balance. Ghrelin can play a key physiological role in stimulating appetite and promoting food intake, thereby maintaining overall energy balance. In people living with PWS, levels of active ghrelin are elevated, contributing to hyperphagia, which leads to severe obesity. RM‑853 is designed to block GOAT, the key enzyme involved in the production of the active form of ghrelin, with the expected effect of lowering active ghrelin levels. This blockage also increases the levels of des‑acyl‑ghrelin, or DAG, a ghrelin precursor; high levels of DAG are believed to have independent beneficial effects on the control of appetite and tissue homeostasis, which might add to the potential efficacy of RM‑853 in PWS. In preclinical research, RM‑853 prevented body weight gain and reduced fat mass in high fat‑fed mice, with a favorable pharmacokinetic, pharmacodynamic, and safety profile. We plan to complete preclinical studies of RM‑853 and file an IND with the FDA in 2020. Under the terms of the agreement, we will assume sole responsibility for the global product development and commercialization of RM‑853.

Competition

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop compounds that could make setmelanotide obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to setmelanotide. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operations will suffer.

There are no current pharmacological treatments for regulating hunger and hyperphagia‑related behaviors of patients with PWS. In contrast with the absence of companies who have disclosed efforts to study upstream disorders of the MC4R pathway, we are aware of several companies investigating or developing therapies intended to treat hunger and hyperphagia associated with PWS. The different companies and compounds in development, of which we are aware, involve multiple mechanisms of action. The companies and their compounds include; Millendo Therapeutics Inc. (AZP‑531), Soleno Therapeutics (Diazoxide Choline Controlled Release), Saniona, Zafgen (ZGN‑1258), GLWL Research Inc. (GLWL‑01), Insys Therapeutics Inc. (Oral Cannabidiol Solution) and Calm Therapeutics.

Licensing Agreements

Ipsen Pharma S.A.S.

Pursuant to a license agreement with Ipsen Pharma S.A.S., or Ipsen, we have an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize compounds that were discovered or researched by Ipsen in the course of conducting its MC4R program or that otherwise were covered by the licensed patents. Rights under the license included the right to research, develop and commercialize setmelanotide. Pursuant to the license, we have a non‑exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights that were licensed by Ipsen from a third party or that Ipsen may develop in the future to research, develop, and commercialize any of the compounds exclusively licensed by Ipsen pursuant to the license.

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

Commercial Operations

Our commercial strategies center around creating a well‑informed, supportive genetic obesity community of institutions, healthcare providers, patients, caregivers, and payers to support our ongoing research and development efforts to transform the care of patients with MC4R pathway deficiencies.

Our commercial priorities for the launch of setmelanotide include:

•

Improving methods of evaluation and diagnosis of rare genetic obesity patients through enhanced diagnostic capabilities and collaborations with key opinion leaders and pediatric endocrinologists in order to more clearly articulate the clinical presentation of these patients to referring physicians;

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

Our management team understands the complexity of rare diseases and we believe has the necessary expertise to be a true partner to patients, caregivers, advocacy, and healthcare teams leading to shared success. Our goal is for our field personnel to work directly with patients, caregivers and healthcare providers to facilitate therapy initiation and adherence. We intend to establish a specialty sales force and develop an organizational infrastructure that will support an extensive network of endocrinologists and other physicians treating severe childhood obesity and rare genetic disorders of obesity which in turn we believe will help establish genetic obesity centers of excellence. We also expect to partner with existing and new advocacy organizations to further educate our patient population on genetic obesity and support coverage for setmelanotide. In addition, we intend to establish our own commercial organization in the United States and core strategic markets and to selectively establish collaborations in markets outside the United States for sales, marketing and distribution.

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

Our MC4R portfolio of licensed and exclusively owned patent families, which includes setmelanotide, consists of 12 patent families currently being prosecuted or maintained, which include applications and patents directed to compositions of matter, formulations and methods of treatment using setmelanotide. As of December 31, 2019, the portfolio for the MC‑4 program consists of 14 issued United States patents and 54 issued non‑United States patents across eight of the 12 families. We have filed eight United States patent applications and 43 non‑United States applications in 12 jurisdictions.

In the patent family directed to selected MC4R receptor agonists, including the composition of matter for setmelanotide, we have three issued United States patents and 26 issued non‑United States patents, including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, New Zealand, Russia and Singapore. The standard 20‑year term for patents in this family would expire in 2026, but two of the United States patents are expected to expire in 2027 due to patent term adjustments. Patent term extensions for delays in marketing approval may also extend the terms of patents in this family.

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

Manufacturing

We currently contract with various third parties for the manufacture of setmelanotide and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with three CMOs: Corden Pharma Brussels S.A, or Corden, formerly Peptisyntha SA prior to its acquisition by Corden, PolyPeptide Group, Baine L’Alleud, or PPL, and Neuland Laboratories, in connection with certain process development and manufacturing services for regulatory starting materials and/or drug substance, or API, in connection with the manufacture of setmelanotide.  We have also entered into a process development and manufacturing services agreement with Recipharm Monts S.A.S, or Recipharm, under which Recipharm has agreed to provide certain process development and manufacturing services in connection with the manufacture of setmelanotide drug product. Under our agreements, we pay these third parties for services in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. We also may terminate the agreement or any work order thereunder upon at least 60 days’ prior written notice to Recipharm.  The agreement with Corden also provides that, subject to certain conditions, for a period following each product launch date, we will source from Corden a portion of our requirements for that product being sourced from non‑affiliate third parties. We may need to engage additional third‑party suppliers to manufacture our clinical drug supplies. In the future, if we approach commercialization of setmelanotide or any future product candidate, we will need to engage other third parties to assist in, among other things, labeling, packaging, distribution, post‑approval safety reporting and pharmacovigilance activities. Under the current agreements, each party is subject to customary indemnification provisions.

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

Review and Approval of Drugs in the United States

In the United States, the FDA approves drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and associated implementing regulations. Biological products, on the other hand, are licensed by the FDA under the Public Health Service Act, or PHSA. With passage of the Biologics Price Competition and Innovation Act of 2009, Congress amended the definition of “biological product” in the PHSA so as to exclude a chemically synthesized polypeptide from licensure under the PHSA. Rather, the Act provided that such products would be treated as drugs under the FDCA. Subsequently, through final guidance issued in April 2015, the FDA indicated that a “chemically synthesized polypeptide” is any alpha amino acid polymer that is made entirely by chemical synthesis and is less than 100 amino acids in size.  In December 2019, Congress eliminated the statutory “chemically synthesized polypeptide” exclusion.  Nevertheless, because of FDA’s statements with regard to the scope of the products that will be affected by this change, and the size of our products (fewer than 40 amino acids), we believe that our products will not be treated as biologics subject to approval of a biologics license application, or BLA, by the FDA, and rather will be treated as drug products subject to approval of a new drug application, or NDA, by the FDA pursuant to the FDCA.

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

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long‑term preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if SAEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

In a general guidance meeting with FDA review staff in 2013, following the opening of our independent new drug application for the development of setmelanotide, the FDA provided us with general principles to follow in designing clinical studies for drugs intended for use in an indication targeted to a specific obese population. In 2015, we received further guidance from FDA review staff in a meeting to discuss clinical endpoints and trial design strategies for the study of setmelanotide in patients with rare genetic forms of obesity. At that meeting, the FDA noted its experience in applying regulatory flexibility for drugs intended to treat rare diseases. It indicated that it would take into account factors related to particular patient populations, such as the prevalence and severity of the disease, but also noted that the requirements for a phase 3 program would depend on the effect observed and the robustness of the results. The FDA also indicated that it would exercise flexibility regarding the timing and requirements for certain preclinical toxicology testing. Additional meetings occurred in 2017 and 2018.  We intend to continue to take advantage of our Breakthrough Therapy designation by continuing to meet regularly with FDA review staff to discuss methods to shorten the development timeline for indication in POMC deficiency obesity, LEPR deficiency obesity, BBS, and Alström syndrome, and to use the knowledge gained to do likewise for other closely‑related indications in rare genetic forms of obesity.

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

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential AEs, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post‑approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch‑Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme allowing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference‑listed drug, or RLD.  The Creating and Restoring Equal Access To Equivalent Samples Act (the CREATES Act), which was enacted by Congress in December 2019, created new causes of action against innovator companies that refuse to provide samples of drugs for purposes of developing generic products or that refuse to allow generic companies to participate in a shared REMS.

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

If the FDA determines that an in vitro companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the in vitro companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the in vitro companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population.  The FDA recently reiterated its position that a Laboratory Developed Test, or LDT, is sufficient for identifying patients in our clinical trials for setmelanotide, but the agency also recently indicated that an in vitro companion diagnostic device, or companion diagnostic,will be needed. The FDA stated that absence of complete development of a companion diagnostic would not preclude us from submitting an NDA or preclude the FDA from reviewing it.  The FDA also stated that completing development of a companion diagnostic as a post-marketing commitment or a post-marketing requirement is a possibility, assuming that upon review, no issues related to efficacy or safety arise that would necessitate a companion diagnostic at the time of approval.  The FDA committed to working with us to identify the least burdensome analytical validation approach to a companion diagnostic for setmelanotide. We are engaged in ongoing discussions with FDA regarding the development of a Class II companion diagnostic.

Under the FDCA, in vitro diagnostics, including in vitro companion diagnostic devices, are generally regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. The FDA has stated that it generally requires in vitro companion diagnostic devices intended to select the patients who will respond to a drug to obtain a PMA for that diagnostic simultaneously with approval of the drug.  In recent correspondence, however, FDA has stated that a companion diagnostic for setmelanotide is a good candidate for a de novo application.

A de novo application is a mechanism that permits a low or moderate risk classification for new devices that otherwise would be classified into the highest risk category, Class III.  Specifically, devices of a new type that the FDA has not previously classified based on risk previously were automatically classified into Class III by operation of the FDC Act, regardless of the level of risk they posed. To avoid requiring PMA review of low- to moderate-risk devices classified in Class III by operation of law, Congress enacted a provision to allow FDA to classify a low- to moderate-risk device not previously classified into Class I or II. To grant a request for de novo classification, FDA must find that general controls or general and special controls provide a reasonable assurance of safety and effectiveness for the device.

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

Brexit and the Regulatory Framework in the United Kingdom

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the EU on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the EU relating to the future trading relationship between the parties.  Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period.

Further, the United Kingdom’s withdrawal from the EU has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and exportation of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the United Kingdom.

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

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019.  It is currently unclear how HRSA will apply its enforcement authority under the new regulation.  HRSA also has implemented a reporting requirement pursuant to which participating manufacturers are required to report the 340B ceiling prices for their drugs to HRSA every quarter. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

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

Additionally, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual physicians in these states. Other states prohibit various other marketing‑related activities, including the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Still other states require the posting of information relating to clinical studies and their outcomes and other states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs and/or marketing codes. Numerous federal, state and foreign laws and regulations also govern the privacy and security of health information and the collection, use, disclosure, and protection of health‑related and other personal information, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws, such as Section 5 of the FTC Act, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming, and companies that do not comply with these state laws may face civil penalties.

Compliance with these federal and state laws and regulations will require substantial resources. Various state and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress and state legislatures continue to strengthen the arsenal of enforcement tools. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies recently have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and patient support programs, including bringing criminal charges or civil enforcement actions under the federal health care Anti-Kickback statute, civil False Claims Act and violations of health care fraud and HIPAA privacy provisions. The Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti Kickback Statute.

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

In California, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers.  These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities.  These laws and regulations, as well as any associated claims, inquiries or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and AE reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2029.

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation.  For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Further, the Bipartisan Budget Act of 2018 among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%.  Additional legislative changes, regulatory changes, and judicial challenges related to the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. It is unclear how the ACA and its implementation, as well as efforts to repeal or replace, or invalidate, the ACA, or portions thereof, will affect our business.It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

Employees

As of December 31, 2019, we had 70 full-time employees.

Corporate Information

We are a Delaware corporation organized in February 2013.  Our principal executive offices are located at 222 Berkeley Street, 12th Floor, Boston, MA 02116, and our telephone number is (857) 264‑4280. Our website is www.rhythmtx.com. Information that is contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Available Information

We make available free of charge on the investor relations portion of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for our annual meetings of stockholders, and amendments to those reports, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. These filings are available for download free of charge on the investor relations portion of our website located at https://ir.rhythmtx.com. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC.  The address of that website is https://www.sec.gov.

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

Risks Related to Our Financial Position and Need for Capital

We are a late‑stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

We are a late‑stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been limited primarily to acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide. We have never generated any revenue from product sales. We have not obtained any regulatory approvals for setmelanotide.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is currently in Phase 3 clinical development for four indications, POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome, or BBS, and Alström syndrome and in Phase 2 clinical development for other indications. We have funded our operations to date primarily through the proceeds from the sales of common stock and preferred stock as well as capital contributions and have incurred losses in each year since our inception.

Our net losses were $140.7 million, $74.1 million and $33.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $325.3 million.  Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for setmelanotide, we will incur significant sales, marketing and outsourced manufacturing expenses. We also incur costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from setmelanotide, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, setmelanotide. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	continue to initiate and successfully complete later‑stage clinical trials that meet their clinical endpoints;
•

continue to initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for setmelanotide as a treatment for obesity caused by genetic deficiencies affecting the MC4R pathway;

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

Absent our entering into collaboration or partnership agreements, we expect to incur significant sales and marketing costs as we prepare to commercialize setmelanotide. Even if we successfully complete our pivotal clinical trials and setmelanotide is approved for commercial sale, and we incur the costs associated with these activities, setmelanotide may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and will be unable to continue operations without continued funding.

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

From August 2015 through August 2017, we raised aggregate gross proceeds of $81.0 million through our issuance of series A preferred stock. Since our initial public offering, or IPO, through our October 18, 2019 public offering, we have raised aggregate gross proceeds of our common stock of approximately $484.5 million before deducting underwriting discounts, commissions and estimated offering related transaction costs.  As of December 31, 2019, our cash and cash equivalents and short-term investments were approximately $292.5 million. We expect our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses through at least the end of 2021.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain regulatory approval for, and to commercialize, setmelanotide. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We were incorporated in February 2013 and our operations to date have been limited primarily to acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. We have not yet demonstrated our ability to successfully complete a pivotal Phase 3 clinical trial, obtain marketing approvals, manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a relatively new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to begin transitioning from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter‑to‑quarter and year‑to‑year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Our historical financial information may not be a reliable indicator of our future results.

The historical financial information we have included in this Annual Report on Form 10-K may not reflect our future results of operations, financial position and cash flows because our historical financial information does not reflect changes that we have incurred and expect to continue to incur as we transition to a commercial company including changes in cost structure, personnel needs, financing and operations of our business. In addition, our financial results may vary from quarter to quarter and from year to year in response to a variety of factors beyond our control. As a result, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

Risks Related to the Development of Setmelanotide

The reported results of our Phase 3 clinical trials for POMC and LEPR deficiency obesities are based on topline data and may ultimately differ from actual results once additional data are received and fully evaluated.

The reported results of our Phase 3 clinical trials for POMC and LEPR deficiency obesities that we have publicly disclosed consist of topline data. Topline data are based on a preliminary analysis of currently available efficacy and safety data, and therefore the reported results, findings and conclusions related to such trial are subject to change following a comprehensive review of the more extensive data that we expect to receive related to such trial. Topline data are based on important assumptions, estimations, calculations and information currently available to us, and we have not received or had an opportunity to fully and carefully evaluate all of the data related to the trial. As a result, the topline results of our Phase 3 trials that we have reported may differ from future results, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the potential for approval of setmelanotide, or if approved, the labeling and commercial value of setmelanotide and our business in general. If the topline data that we have reported related to our Phase 3 trials differ from actual results, our ability to obtain approval for, and commercialize, our products may be harmed, which could harm our business, financial condition, operating results or prospects.

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

We have reported positive topline data from our Phase 3 clinical trials for POMC and LEPR deficiency obesities. However, even if we believe that the data from the trial are positive, the FDA or EMA could determine that the data from such trial were negative or inconclusive, not sufficiently meaningful from a clinical perspective or could reach different conclusions than we have on the same data. Negative or inconclusive results of a clinical trial or a difference of opinion could cause the FDA or the European Commission to decline to approve our application or cause the FDA or EMA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results to the satisfaction of the FDA or EMA or that the FDA or EMA will agree with our interpretation of the results. Any such determination by the FDA or EMA would delay the timing of our commercialization plan for setmelanotide or prevent its further development, and adversely affect our business operations. Additionally, the FDA or EMA may not accept our NDA for review and may provide commentary at any time during the review process which could require us to submit additional information and delay the review timeline, adversely affect the review process, or even prevent the approval of setmelanotide, any of which would adversely affect our business. We may not be able to appropriately remedy issues that the FDA or EMA may raise in its review of our NDA submission or equivalent EU submission, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA or EMA.

There is no guarantee that the data obtained from our Phase 3 clinical trials for POMC and LEPR deficiency obesities will be supportive of, or guarantee, a successful NDA submission, or result in our obtaining FDA or the European Commission’s approval of setmelanotide in a timely fashion and for a commercially viable indication, or at all. For example, the FDA or EMA could determine that the trial did not meet its objectives or the FDA or EMA could still have concerns regarding the conduct of the Phase 3 trials. At any future point in time, the FDA or EMA could require us to complete further clinical or preclinical trials, or take other actions which could delay or preclude any NDA submission or approval of the NDA or equivalent EU approval and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all, nor is there any guarantee that FDA or EMA would consider any additional information complete or sufficient to support approval. If an NDA for setmelanotide is submitted, the FDA may hold an advisory committee meeting to obtain committee input on the safety and efficacy of setmelanotide. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the product candidate under review. Advisory committee decisions are not binding but an adverse decision at the advisory committee may have a negative impact on the regulatory review of setmelanotide. Additionally, we may choose to engage in the dispute resolution process with the FDA if we do not receive approval, which could extend the timeline for any potential approval.

There is no assurance that our NDA or similar submission with the EMA will be submitted within the timeframes we expect. Further, if we are able to submit an NDA or equivalent EU submission for setmelanotide with the clinical data from our Phase 3 trials, there is no guarantee that such data will be deemed sufficient by the FDA or EMA. There is no guarantee that the FDA or EMA will deem our trial protocols or results from the study sufficient when they are formally reviewed as a part of an NDA or EU equivalent submission even though we discussed the design of the trials with FDA and EMA prior to commencing the trials. The FDA and EMA each have significant discretion in the review process, and we cannot predict whether the FDA or EMA will agree with our conclusions regarding the results of the Phase 3 trials, including whether our data are reliable and generalizable.

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

Positive results for one indication are not necessarily predictive of positive results for other indications. We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LEPR deficiency obesity, BBS and Alström syndrome, four genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger. We have also reported positive topline results from our pivotal Phase 3 clinical trials in POMC deficiency obesity and LEPR deficiency obesity, which demonstrated a clinically meaningful impact on reductions of weight and hunger.  We hypothesize that patients with other upstream genetic defects in the MC4R pathway may also respond with reductions in weight and hunger after treatment with setmelanotide. However patients with other upstream genetic defects may not have a similar response to setmelanotide, and until we obtain more clinical data in other genetic defects, we will not be sure that we can achieve proof of concept in such indications.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway. However, we have completed the key toxicology studies that the FDA will require for our first approval, and which we believe outlines the studies the EMA will require for authorization, which include, among others, chronic toxicity studies, reproductive and developmental toxicity studies, and juvenile toxicology studies. Based on the totality of animal testing results to date, including the lack of any observed genotoxicity or tissue proliferative activity of setmelanotide in chronic toxicity studies, the FDA has agreed to permit us to defer carcinogenicity studies until after approval of an NDA for setmelanotide. While we may submit carcinogenicity study results in the NDA submission to support regulatory approval, we may decide to defer the submission of all carcinogenicity studies until after we receive regulatory approval to market setmelanotide in the United States.

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

Additionally, setbacks may be caused by new safety or efficacy observations made in clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization from the European Commission. If we fail to continue to obtain positive results in our Phase 3 clinical trials of setmelanotide, the development timeline and regulatory approval and commercialization prospects for setmelanotide and, correspondingly, our business and financial prospects, would be materially adversely affected.

The number of patients suffering from each of the MC4R pathway deficiencies we are targeting is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be materially adversely affected.

Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with MC4R pathway deficiencies. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. In addition, we have internal genetic sequencing results from 13,567 patients, as of September 2019, with severe obesity that provide another approach to estimating prevalence. Since the published epidemiology studies for these genetic deficiencies are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.

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

•Bardet‑Biedl Syndrome.  Our addressable patient population estimate for BBS is approximately 1,500 to 2,500 patients in the United States based on:

•published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients; and

•our belief that with wider availability of genetic testing expected for BBS and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.

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

•POMC or LEPR Heterozygous Deficiency Obesities, or HET obesity.  Our addressable patient population estimate for patients with high-impact variants (the subset of POMC or LEPR heterozygous patients with loss of function variants such as truncations, frame-shift, and splice variants, as well as well‑characterized, published missense variants likely to cause loss‑of‑function variants of the MC4R pathway, expected to be most responsive to setmelanotide) is approximately greater than 20,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for patients with high‑impact heterozygous variants of approximately 0.7%.

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

•published prevalence estimates that approximately 10% of patients with Smith‑Magenis syndrome have RAI1 variants that may affect the MC4R pathway and 90% of patients with Smith‑Magenis syndrome have 17p11.2 chromosomal deletions which also may affect the MC4R pathway, of which approximately 67% and 13%, respectively, live with obesity; and

•U.S. Census Bureau figures for total population of adults and children.

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

Furthermore, as of September 2019, we collected samples from 13,567 individuals with severe obesity, which yielded 11.7%, or 1,584, genetically‑identified individuals with a rare genetic variant of the MC4R pathway and who may be eligible for inclusion in our Phase 2 Basket Study or pivotal Phase 3 clinical trials. Inclusive of these results, our sequencing programs have now sequenced over 25,000 severely obese individuals.  We plan to update results from our sequencing activity in 2020.  The yields for the indications are outlined above, but then are subject to application of functional and/or computational filters to calculate the prevalence estimates in the United State population. A rarity filter means the specific variant appears in less than 1% of people, and the functional and computational filters help us focus our estimates based on the highest confidence loss-of-function variants.  These genetic sequencing results have identified samples from 29 patients with POMC deficiency obesity and LEPR deficiency obesity, which is consistent with our clinical epidemiology estimates.

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

We believe the separate analyses that we have completed using clinical epidemiology and genetic epidemiology provide a robust range of patient population estimates for POMC and LEPR deficiency obesities. However, as the clinical epidemiology estimates tend to be lower, to be conservative, we generally reference the clinical epidemiology figures in our descriptions of our target indications.

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

If the actual number of patients suffering from each of the MC4R pathway deficiencies we are targeting is smaller than we estimate or if any approval that we obtain is based on a narrower definition of these patient populations, including pediatric populations, our ability to recruit patients to our trials may be materially adversely affected.  Patient enrollment may also be adversely affected by competition and other factors.

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

We have started treating patients six years and older in our trials.  Our aim is to gain regulatory approval and labeling for patients six years of age and older. We have only recently received permission from the FDA and other equivalent competent authorities in the EU member states to enroll these younger patients, aged six to eleven, in our pivotal trials. However, there may be issues that preclude the ultimate approval and labeling including, but not limited to, potential disagreement on dose titration, or delivery methods for small doses, or the suitability of patient reported outcomes in younger patients, the clinical endpoints in rapidly growing patients, as well as avoiding over‑suppression of normal appetite in adolescents. In addition, the competent authorities in the EU member states may consider the PEG vehicle in the product to carry additional risks in pediatric patients, and we may look to new formulations, such as our once-weekly formulation, as being more suitable to younger pediatric patients. We also may not have one-year clinical data in six to eleven year old patients at the time of the NDA submission for POMC deficiency obesity and LEPR deficiency obesity, if we begin recruiting six to eleven year old patients into our pivotal trials, though we can provide one-year clinical data when it becomes available. We cannot predict if the FDA or the European Commission in the EU will approve and issue a marketing authorization for setmelanotide for use in younger pediatric patients, nor provide an estimate for the timing for approval, if any, for the use of setmelanotide for such patients. Furthermore, if the FDA or the European Commission in the EU do not approve or grant marketing authorization for the use of setmelanotide in this population, we will not be permitted to promote the use of setmelanotide for these patients, even if  setmelanotide is approved in the United States by the FDA and authorized to be placed on the market in the EU by the European Commission for use in patients twelve and older. Even if approved, the promotion of setmelanotide for uses that are not approved by the FDA or authorized in the EU constitutes off-label promotion. The off-label promotion of medicinal products is prohibited in the United States and EU. Breach of the rules governing the promotion of medicinal products in the United States and EU are subject to administrative enforcement and judicial action, including fines and imprisonment.

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

We recently announced positive topline results from an ongoing pivotal Phase 3 clinical trial for setmelanotide for POMC deficiency obesity and LEPR deficiency obesity.  These trials are overlapping in timing and duration and we have discussed with regulatory agencies our plan to file one NDA for these two indications, which would have an impact on NDA timing and complexity.

We believe we have demonstrated proof of concept in BBS and Alström syndrome based on prior clinical data, and we completed enrollment of a combined pivotal Phase 3 clinical trial in BBS and Alström syndrome in December 2019, but enrollment of supplemental cohort continues. We believe that the combined BBS and Alström syndrome Phase 3 pivotal clinical trial design will be similar to those for POMC and LEPR deficiency obesity, respectively, but may also include differences most likely due to the larger available patient population for inclusion in a clinical study.  There may be other changes as well, including simpler titration schemes, a short placebo-controlled randomized period, and modest differences in our statistical approach due to the different patient populations, the size and combined nature of the study.

We have also initiated Phase 2 clinical trials, referred to as our Basket Study, for POMC and other MC4R pathway heterozygous deficiency obesities and POMC epigenetic disorders. Based on results from our genetic sequencing programs, we intend to expand our Basket Study to include SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith-Magenis syndrome. We anticipate that the Basket Study may be more complex than the Phase 2 clinical trials for which we have achieved proof of concept, and will include larger numbers of subjects to be enrolled.  In addition, we anticipate that we will have to define a subset of heterozygous patients for whom setmelanotide will have a clinically meaningful impact, and this may take more patients and more time to develop than other indications for setmelanotide.  In March 2019, we announced data for High Impact Het patients (the subset of MC4R pathway heterozygous patients with well-characterized, published, high-impact loss-of-function variants, that we expect to be most responsive to setmelanotide).  However, the data from these initial patients is limited and preliminary, and further clinical study is needed to determine if the results in this subset of patients is both robust and consistent.

In addition, the outcome for these new indications is less certain. As our genetic sequencing efforts progress, we expect to add additional new MC4R pathway indications to our Basket Study in the future, and many uncertainties will exist for these new populations as well.  Therefore, we believe that a transition from proof of concept to pivotal trials will be longer and more complex for POMC heterozygous deficiency obesity, and POMC epigenetic disorders, and possibly for any additional new indications, due to the greater variety of clinical presentation in those conditions.

Successful completion of our Phase 3 clinical trials is a prerequisite to submitting an NDA to the FDA, a marketing authorization application to the EMA, and other applications for marketing authorization to equivalent competent authorities in foreign jurisdictions, and consequently, the ultimate approval and commercial marketing of setmelanotide.

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

•	delays in filing or receiving approvals or an additional investigational new drug application, or IND, that may be required;
•	negative results from our ongoing and planned preclinical studies, or the FDA or other equivalent competent authorities in foreign jurisdictions requiring additional preclinical studies;
•	delays in commencing additional necessary preclinical studies, including carcinogenicity and juvenile toxicology studies;
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
•

potential delays in the enrollment for our clinical trials of BBS and Alström syndrome (or any new indications we may study) for many reasons, including the fact that while we may have additional discussions with the FDA regarding clinical trials for these indications, we do not know if the FDA will propose additional changes to our proposed Phase 3 clinical trial design;

•

potential difficulties in defining the indication for BBS, (or any new syndromic indications we may study), as there may be discrepancies between the syndromic, or clinical definition of the syndrome, and the genetic confirmation of the indication.  For example, one of our syndrome patients without genetic BBS confirmation showed little response to setmelanotide;

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA or other equivalent competent authorities in foreign jurisdictions, the institutional review boards, or IRBs, or ethics committees at the sites where the IRBs or the ethics committees are overseeing a clinical trial, a data and safety monitoring board, or DSMB, or Safety Monitoring Committee, or SMC, overseeing the clinical trial at issue or other equivalent competent authorities due to a number of factors, including, among others:

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

To our knowledge, no sponsor of an approved drug has yet used PRO or ORO questionnaires to generate data on hyperphagia or hunger mitigating endpoints. Because we may be relying on clinical endpoints that have not previously been the subject of prior FDA approvals, there is a risk that the FDA or other equivalent competent authorities in foreign jurisdictions may not consider the endpoints to provide evidence of clinically meaningful results or that results may be difficult for the FDA or other equivalent competent authorities in foreign jurisdictions to interpret, in particular for the pediatric age group. If we experience delays in our ongoing validation of our PRO or ORO questionnaires, or do not receive agreement with those proposed questionnaires based on the conceptual framework, content reliability, other measures of validity, or their ability to detect changes in hyperphagia or hunger, or we experience difficulties in the methods of statistical analysis for hunger and hyperphagia, we may experience delays in our trials or in product approval as well as be unable to reference data on hyperphagia or hunger in our product labeling. Finally, our Phase 3 clinical trials assess hunger using multiple methods, some of which were previously used in Phase 2, but some of which were initiated in Phase 3 trials and for which little data is available. Hence it is possible that the effects on hunger seen in Phase 2 trials may differ with some of the methodologies for assessing hunger being used in Phase 3 trials, or may not support language in the proposed product labeling.

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

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and they are subject to our further review and analysis. There has been only a single serious adverse event, or SAE, possibly attributed to setmelanotide in our clinical trials.  In our Phase 2 clinical trial with once daily SC injection, one patient was hospitalized for unusual chest pain, but no evidence of any serious respiratory or cardiac cause was found after careful evaluation and the event was attributed to musculoskeletal pain.  There were no treatment related changes in physical examination, except as noted below, and few, if any, clinically relevant changes in electrocardiograms, laboratory data and/or anti-drug antibodies. In addition to the SAE described above, there have been a moderate number of additional incidents overall which have led to SAEs in the full development program, which have been determined not to be related to setmelanotide treatment. These have included patients on setmelanotide, as well as patients who were not taking setmelanotide.  There has been no pattern to these unrelated serious adverse experiences.  There has also been a SAE with respect to a study participant on setmelanotide in our Phase 3 pivotal study for LEPR deficiency obesity who died in a fatal motor vehicle accident, in which the driver lost control, and our study participant was a passenger.  This was determined not to be related to setmelanotide treatment.  In addition, one study participant withdrew from our Phase 3 pivotal study for LEPR deficiency obesity before the end of the titration due to mild hypereosinophilia, which was determined not to be related to setmelanotide treatment.

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
•

the FDA, the European Commission and other equivalent competent authorities in foreign jurisdictions may require the addition of a REMS or other specific obligations as a condition for marketing authorization due to the need to limit treatment to rare patient populations, or to address safety concerns;

•	we may be required to change the way the product is distributed or administered or change the labeling of the product;
•	we may be required to conduct additional studies and clinical trials or comply with other post-market requirements to assess possible serious risks;
•	we may be required to conduct long term safety follow-up evaluations, including setting up disease and drug based registries;
•	we may decide to remove the product from the marketplace;
•	we could be sued and held liable for injury caused to individuals exposed to or taking the product; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of setmelanotide and could substantially increase the costs of commercializing setmelanotide and significantly impact our ability to successfully commercialize setmelanotide and generate revenues.

Although we have been granted orphan drug designation for setmelanotide in treating POMC deficiency obesity, LEPR deficiency obesity and Bardet-Biedl syndrome in both the United States and the EU, and Prader-Willi syndrome and Alström syndrome in the EU, we may be unable to obtain orphan drug designation for other uses or to obtain exclusivity in any use. Even with exclusivity, competitors may obtain approval for different drugs that treat the same indications as setmelanotide.

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

We have been granted orphan drug designation for setmelanotide in treating POMC deficiency obesity, LEPR deficiency obesity and BBS in both the United States and the EU.  We have been granted orphan designation for setmelanotide in treating Prader-Willi syndrome and Alström syndrome in the EU.  There can be no assurance that the

FDA or the European Commission will grant such designation for setmelanotide for other uses. For example, if the FDA were to refuse to recognize all MC4R pathway deficiencies as separate diseases or conditions, the population of patients in the United States with a particular disease or condition, as defined by the FDA, who would be appropriate candidates for setmelanotide could be more than 200,000 or more individuals.  In that event, the drug may not qualify for orphan drug designation by the FDA, even if the population of patients with a specific MC4R pathway deficiency for which we seek approval is lower than 200,000. Additionally, the designation of setmelanotide as an orphan drug does not guarantee that the FDA will accelerate regulatory review of, or ultimately approve, setmelanotide.

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

The FDA Reauthorization Act of 2017 amended the FDCA by codifying the FDA’s pre‑existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new law reversed prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We have entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus’ drug delivery technology, FluidCrystal, to formulate once-weekly setmelanotide. This formulation, if successfully developed for setmelanotide, will be delivered subcutaneously, similar to our once-daily formulation, except that we anticipate it will be injected once weekly. The initial Phase 1 pharmacokinetic data from healthy obese volunteers supports once-weekly dosing, but has only been administered for short durations, with longer studies in process. It is possible that the tolerability profile and/or pharmacokinetics in patients will not be similar to that of healthy obese volunteers, making development of this product more complex. In addition, while we have started consultations with regulatory authorities about the path for approval of the once-weekly formulation, we cannot yet estimate the requirements for non-clinical and clinical data, manufacturing program, time, cost, and probability of success for approval.  A medicinal product called Buvidal in the EU and Brixadi in the United States (buprenorphine) that contains the Camurus formulation has been authorized to be marketed in the EU by the European Commission to treat dependence on opioids. In December 2018, Brixadi was granted tentative approval for treatment of Opioid Use Disorder, or OUD, in the United States, subject to expiration of an exclusivity period granted to another product, Sublocade, which is based upon a different formulation of buprenorphine.  Excluding this, Camurus formulations have not been approved for any product by the FDA at this time, which further complicates our understanding for the path to approval.

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

We have focused our development of setmelanotide as a treatment for obesity caused by certain genetic deficiencies affecting the MC4R pathway. In order to assist in identifying this subset of patients, we employ a genetic diagnostic test, which is a test or measurement that evaluates the presence of genetic variants in a patient. The FDA has previously advised that for our clinical trial of setmelanotide to treat POMC deficiency obesity, it will be sufficient to use genetic diagnostic testing known as Sanger bi‑directional nucleotide sequencing, as long as that testing is performed by laboratories meeting the standards of the Clinical Laboratory Improvement Amendments, or CLIA, for Laboratory Developed Tests, or LDTs. Currently the Centers for Medicare & Medicaid Services, or CMS, regulates LDTs and the laboratories that develop them, and enforces CLIA. CMS evaluates whether there is clinical utility for each specific test, and also performs post-market oversight of laboratory operational processes. CMS coverage determinations of clinical utility measure the ability of the test to impact clinically meaningful health outcomes, such as mortality or morbidity, through the adoption of efficacious treatments. CMS’ oversight through the CLIA program is designed to confirm that a lab assesses analytical validity, but does not confirm whether it had results from an analytical validity assessment that were sufficient to support the claimed intended use of the test. The FDA has issued guidance and has provided comments to members of Congress indicating, however, that in the future it intends to assert jurisdiction over LDTs and to increase regulatory requirements for LDTs. If the FDA does so, the burdens and costs of using LDTs to select patients for setmelanotide could increase, the availability of those LDTs could be negatively affected, and our development program for setmelanotide could be delayed, which in turn could delay or impair our ability to proceed to commercialization.

The FDA recently reiterated its position that an LDT is sufficient for identifying patients in our clinical trials, but the agency also recently indicated that approval of an in vitro companion diagnostic device will be needed.  In vitro companion diagnostic devices, or companion diagnostics, provide information that is essential for the safe and effective use of a corresponding therapeutic product. These companion diagnostics may be co‑developed with a device manufacturer or with a laboratory, and generally require FDA approval as well. The FDA stated that absence of complete development of a companion diagnostic would not preclude us from submitting an NDA or preclude the FDA from reviewing it. The FDA also stated that completing development of a companion diagnostic as a post-marketing commitment or a post-marketing requirement is a possibility, assuming that upon review, no issues related to efficacy or safety arise that would necessitate a companion diagnostic at the time of approval.  The FDA has indicated it will work with us to identify the least burdensome analytical validation approach to a companion diagnostic for setmelanotide.  We are engaged in ongoing discussions with the FDA regarding development of a Class II companion diagnostic.

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

If the FDA deems setmelanotide to require a companion diagnostic to accurately identify the patients who belong to the target subset, the FDA may require product labeling that limits use to only those patients who express the genetic variants identified by the device. Moreover, even if setmelanotide and a companion diagnostic are approved together, the device itself may be subject to reimbursement limitations that could limit access to treatment and therefore adversely affect our business and financial results.

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

In addition, we intend to continue to apply genetic tests to address goals beyond seeking FDA approval of setmelanotide, including supporting efforts to explore and expand the diagnosis of patients with genetic causes of obesity, and to assist in building awareness of these illnesses. As such, we may develop or work with partners to develop additional genetic tests in the area of genetic obesity, including panels that may study a larger number of genes. There are many factors that might influence the success of these efforts, which could be impactful on our commercial efforts, including the cost, analytical methods, and the ability to provide clinical and diagnostic information to patients and doctors. In addition, the process of conversion of patients with a genetic diagnosis of MC4R pathway disorders to patients receiving treatment is still uncertain and may be complex.

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

Currently, there are no approved or effective treatments for regulating hunger and hyperphagia related behaviors of patients with POMC deficiency obesity, LEPR deficiency obesity, BBS, Alström syndrome, POMC heterozygous deficiency obesity, POMC epigenetic disorders, SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity, or Smith‑Magenis syndrome. Bariatric surgery is not a treatment option for these genetic disorders of obesity because the severe obesity and hyperphagia associated with these disorders are considered to be risk factors for bariatric surgery. While we are unaware of any competitive products in clinical development for the obesity and hyperphagia caused by upstream MC4R pathway deficiencies specifically, new competitors may emerge which could limit our business opportunity in the future.

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

We have agreements with third‑party CROs to provide monitors for and to manage data for our ongoing clinical trials. We rely heavily on these parties for the execution of clinical trials for setmelanotide and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through the clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. However, we remain responsible for the conduct of these trials and are subject to enforcement which may include civil and criminal liabilities for any violations of FDA rules and regulations and the comparable foreign regulatory provisions during the conduct of our clinical trials. Outside parties may:

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture our clinical drug supply internally for setmelanotide, or any future product candidates, for use in the conduct of our preclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidate on a clinical or commercial scale. The facilities used by our contract manufacturing organizations, or CMOs, to manufacture the active pharmaceutical ingredient, or API, and final drug product must pass inspection by the FDA and other equivalent competent authorities in foreign jurisdictions pursuant to inspections that would be conducted after we submit our NDAs or relevant foreign regulatory submission to the other equivalent competent authorities in foreign jurisdictions. Our failure or the failure of our CMOs to pass preapproval inspection of the manufacturing facilities of setmelanotide could delay the regulatory approval process.  In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure or the failure of our CROs or CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, including civil and criminal penalties. If we import any drugs or drug substances, we would be subject to FDA and U.S. Bureau of Customs and Border Patrol import regulation requirements. Such enforcement for our failure or our CROs or CMOs’ failure to comply with these regulations could result in import delays, detention of products, and, depending on criteria such as the history of violative activities, the FDA could place a foreign firm or certain drug substances or products on Import Alert and require that all such drug substances or products be subject to detention without physical examination which could significantly impact the global supply chain for setmelanotide. With the exception of those on the FDA’s drug shortage list or properly imported by individuals, the FDCA prohibits the importation of prescription drug products for commercial use if they were manufactured in a foreign country, unless they have been approved or are otherwise authorized to be marketed in the United States and are labeled accordingly.

We currently contract with various third parties for the manufacture of setmelanotide and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with three CMOs: Corden Pharma Brussels S.A, or Corden (formerly Peptisyntha SA prior to its acquisition by Corden), PolyPeptide Group, Baine L’Alleud, or PPL, and Neuland Laboratories, in connection with certain process development and manufacturing services for regulatory starting materials and/or drug substance, or API in connection with the manufacture of setmelanotide.  We have also entered into a process development and manufacturing services agreement with Recipharm Monts S.A.S, or Recipharm, under which Recipharm will provide certain process development and manufacturing services in connection with the manufacture of setmelanotide drug product. Under our agreements, we pay these third parties for services in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. The agreement with Corden also provides that, subject to certain conditions, for a period following each product launch date, we will source from Corden a portion of our requirements for that product being sourced from non‑affiliate third parties. We may need to engage additional third‑party suppliers to manufacture our clinical drug supplies. In the future, if we approach commercialization of setmelanotide or any future product candidate, we will need to engage other third parties to assist in, among other things, labeling, packaging, distribution, post‑approval safety reporting and pharmacovigilance activities. We cannot be certain that we can engage third‑party suppliers on terms as favorable as those that are currently in place.

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

While we believe that setmelanotide contains active ingredients that would be treated by the FDA as a new chemical entity, or a new drug product, and, therefore, if approved, should be afforded five years of marketing exclusivity, the FDA may disagree with that conclusion and may approve generic products within a period that is less than five years. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for setmelanotide. Recent legislation enacted by Congress created, among other things, new causes of action against innovator companies that refuse to offer samples of drugs for purposes of testing and developing generic or biosimilar products or to allow companies to participate in a shared Risk Evaluation and Mitigation Strategy (REMS). Competition that setmelanotide may face from generic versions could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in setmelanotide.

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

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends entirely on its successful clinical development, regulatory approval and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Setmelanotide, which is currently in Phase 3 clinical development as a treatment for genetic deficiencies affecting the MC4R pathway, including POMC deficiency obesity, LEPR deficiency obesity, BBS and Alström syndrome, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization. The clinical trials of setmelanotide are, and the manufacturing and marketing of setmelanotide will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide.

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

We are not permitted to market setmelanotide in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdictions until we receive the requisite approval from the competent authorities in such countries. We have three Phase 3 clinical trials underway, one each for the treatment of POMC deficiency obesity and LEPR deficiency obesity, and a third combined Phase 3 trial for BBS and Alström syndrome. We recently reported topline data in our Phase 3 clinical trials for the treatment of POMC deficiency obesity and LEPR deficiency obesity and based on these results, we intend to file an NDA with the FDA in the first quarter of 2020.  Under our current development program, we are conducting a single Phase 3 clinical trial for POMC deficiency obesity. To date, in our ongoing discussions with the FDA, the agency has not asked for additional Phase 3 trials in POMC deficiency obesity, but the agency could still require us to conduct additional Phase 3 clinical trials for this indication. Moreover, for POMC deficiency obesity, the FDA has provided clear advice in the past, but could at any time alter its previous advice on many aspects of the trial—the small size, the primary and key secondary endpoints, the open label design, the amount of past medical history available on individual patients, the statistical analysis plan, the definition of clinically‑relevant success for the protocol, entry of patients ages six or over—all of which may impact the timing and ability to obtain FDA approval. For example, the FDA asked us in December 2017 to switch the order of our primary and key secondary endpoints for weight in our POMC deficiency Phase 3 protocol. While this might be favorable as the new primary endpoint has increased statistical power—the ability to produce a positive study result—this change occurred after the Phase 3 trial had started and may result in additional complexities such as more attention to compliance and retention. There are other aspects of the trial for which we have not received advice from the FDA, such as the number of U.S. versus non‑U.S. patients and the number of patients with POMC gene defects versus the number of patients with PCSK1 defects, which could also impact the timing of and our ability to obtain FDA approval. We have also received FDA comments that indicate the Phase 3 program for LEPR deficiency obesity can be similar to POMC deficiency obesity and are conducting our Phase 3 trial for LEPR deficiency obesity in a similar way based in part on those comments.  Similarly, the preliminary FDA advice on the design of the BBS and Alström syndrome combined clinical Phase 3 study could, at any time, be altered by the FDA, including for example, the size of the trial, the type and importance of endpoints, the length of the trial, the ability to combine the two indications, the inclusion of pediatric patients and pediatric efficacy endpoints, the design for any placebo‑controlled aspect of the trial, as well as other factors that could impact on the ability of the trial to support registration.

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

In the EU we are currently conducting the Phase 3 clinical trial RM‑493‑015 in Germany, France, Netherlands, and the United Kingdom, for LEPR deficiency obesity. We are also conducting this trial in the United States. We have not obtained EMA scientific advice for the LEPR deficiency obesity indication, nor have we obtained EMA scientific advice for the BBS or Alström syndrome indications, except in the more general setting of our PRIME discussions.

Given the orphan status of setmelanotide for the treatment of POMC deficiency obesity in the EU the application for marketing authorization for a POMC deficiency obesity indication must be submitted via the centralized procedure. In November 2018, we obtained orphan designation in the EU for setmelanotide for the treatment of LEPR deficiency obesity.

In addition, we have submitted a PIP for setmelanotide to the EMA Pediatric Committee, or PDCO, in 2017. By a decision in June 2018, the EMA formally accepted the PIPs for setmelanotide in the treatment of appetite and general nutritional disorders, including the deferral and the waiver requested by us.

We cannot assure you that the clinical trials we are conducting in the EU will be completed in  a timely manner. Similar to the United States, we are subject to comprehensive regulatory oversight by the competent authorities of the individual EU member states where we are conducting our clinical trials. Failure by us or by any of our third party partners to comply with EU laws and the related national laws of individual EU member states governing the conduct of clinical trials may result in the suspension of clinical trials or in other administrative, civil or criminal penalties.

Our plan is to expand our internal clinical development operations and capabilities so that we can continue to manage our Phase 3 clinical trials such that if the clinical trials are successful, we can file an NDA for POMC deficiency obesity and LEPR deficiency obesity in the United States in the first quarter of 2020. We believe we have finalized the design, timing and size of our Phase 3 trial for POMC deficiency obesity with the FDA but we cannot assure you that the trial will not be subject to further modification.

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

•

the results of our clinical trials may not be interpretable or meet the level of statistical or clinical significance required by the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions for marketing approval. For example, the potential unblinding of setmelanotide studies due to easily identifiable AEs may raise the concern that potential bias has affected the clinical trial results;

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

•	if any when our NDA is approved, we may be required to conduct additional studies and clinical trials or other post-market requirements to assess possible serious risks;
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

In order to market and sell setmelanotide and any other product candidate that we may develop in the EU and many other jurisdictions, we or our third‑party collaborators must obtain separate marketing authorizations and comply with numerous and varying regulatory requirements. The marketing authorization procedure varies among countries and can involve additional testing. The time required to obtain marketing authorization may differ substantially from that required to obtain FDA approval. The marketing authorization process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain marketing authorization from competent authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions, and grant of marketing authorization by one competent authority outside the United States does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing authorizations and may not receive necessary marketing authorization to commercialize setmelanotide in any market. Additionally, the United Kingdom’s withdrawal from the EU, commonly referred to as Brexit, has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of setmelanotide in the EU and/or the United Kingdom.  Any delay in obtaining, or an inability to obtain, any marketing authorization, as a result of Brexit or otherwise, would prevent us from commercializing setmelanotide in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek marketing authorization in the United Kingdom and/or EU for setmelanotide, which could significantly and materially harm our business.

Even if we obtain marketing approval for setmelanotide, the terms of approval and ongoing regulation may limit how we manufacture and market setmelanotide and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Even if we receive marketing approval for setmelanotide, regulatory authorities may impose significant restrictions on setmelanotide’s indicated uses or marketing or impose ongoing requirements for potentially costly post approval studies. Setmelanotide will also be subject to ongoing requirements by the FDA, the European Commission, the EMA, and the competent authorities in the EU member states, governing labeling, packaging, storage, advertising, promotion, marketing, distribution, importation, exportation, post‑approval changes, manufacturing, recordkeeping, and submission of safety and other post market information. Advertising and promotional materials must comply with the FDCA and implementing regulations, and are subject to FDA oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.  The FDA and the other competent foreign authorities have significant post market authority, including, for example, the authority to require labeling changes based on new safety information and to require post market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post approval, the submission of a REMS, which may include Elements to Assure Safe Use. Any REMS required by the FDA may lead to increased costs to assure compliance with new post approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.  The holder of an approved NDA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process, or adding new manufacturers.

Manufacturers of drug products and their facilities may be subject to payment of application and program fees and are subject to continual review and periodic inspections by the FDA and other equivalent competent authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with setmelanotide, such as AEs of unanticipated severity or frequency, or problems with the facility where setmelanotide is manufactured or disagrees with the promotion, marketing or labeling of the product, a regulatory agency may impose restrictions on setmelanotide, the manufacturer or us, including requiring withdrawal of setmelanotide from the market or suspension of manufacturing. If we or the manufacturing facilities for setmelanotide fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

In addition, EU legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products, provides that the EMA and the competent authorities of the EU member states have the authority to require companies to conduct additional post‑approval clinical efficacy and safety studies. The legislation also governs the obligations of marketing authorization holders with respect to additional monitoring, AE management and reporting. Under the pharmacovigilance legislation and its related regulations and guidelines, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time‑consuming and expensive and could impact our profitability. Non‑compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.

Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of setmelanotide, restrict or regulate post‑approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2029. Sequestration may result in additional reductions in Medicare and other healthcare funding and, if we obtain regulatory approvals, may otherwise affect the prices we may obtain for setmelanotide or the frequency with which setmelanotide is prescribed or used if approved.

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the “individual mandate,”  effective January 1, 2019.  Further, the Bipartisan Budget Act of 2018, or BBA of 2018, among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%.  Additional legislative changes, regulatory changes, and judicial challenges related to the ACA remain possible. It is unclear how the ACA and its implementation, as well as efforts to repeal or replace, or invalidate, the ACA, or portions thereof, will affect our business.  It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019.  It is currently unclear how HRSA will apply its enforcement authority under the new regulation.  HRSA also has implemented reporting requirement pursuant to which participating manufacturers are required to report the 340B ceiling prices for their drugs to HRSA every quarter.  In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

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

•

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payors,  and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Penalties for failure to comply with a requirement of HIPAA vary significantly and include civil monetary penalties as well as criminal penalties for knowingly obtaining or disclosing individually identifiable health information in violation of HIPAA. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm.  HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.  Pharmaceutical and other healthcare companies also are subject to state laws governing the privacy and security of health, genetic, sensitive condition and personally identifiable information, many of which enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms.  There is also heightened sensitivity for minors’ information, which may be subject to additional protections. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space.

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

We are subject to U.S. data protection laws and regulations, for example, laws and regulations that address privacy and data security, at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection laws, including, for example, Section 5 of the Federal Trade Commission Act of 1914, as amended, and the CCPA, govern the collection, use, and disclosure and protection of certain health‑related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.  In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.  Some of our research activities involve minors, which may be subject to additional laws and can require specialized consent processes, privacy protections, and compliance procedures.

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

The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and AE reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the EU on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the EU relating to the future trading relationship between the parties.  Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period.

These developments have created significant uncertainty about the future relationship between the United Kingdom and the EU. Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU-derived laws and regulations to replace or replicate as part of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could further decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict our access to capital. These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

Further, the United Kingdom’s withdrawal from the EU has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the United Kingdom.

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

We are highly dependent on our executive leadership team. We have employment agreements with these individuals but any individual may terminate his or her employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We also do not have any key‑person life insurance on any of these key employees. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to non‑compete agreements. Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

In January 2020, Keith M. Gottesdiener, M.D., resigned as our Chief Executive Officer and President and as a member of our board effective upon the earlier of (i) the planned NDA filing during the first quarter of 2020, (ii) the start date of a new Chief Executive Officer of the Company, (iii) March 31, 2020, (iv) the effective date of termination of his employment without Cause as defined in his employment agreement dated September 13, 2017 and (v) a termination by Dr. Gottesdiener of his employment on account of material breach of the separation agreement dated January 6, 2020. We are searching for a new Chief Executive Officer but may face challenges in finding a suitable candidate, and we may face risks related to this and any other transitions in our executive leadership team.

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

Our internal computer systems, or those of our third‑party CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of setmelanotide development programs, regulatory investigations, enforcement actions and lawsuits.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs and other contractors and consultants are vulnerable to attacks by hackers, damage from computer viruses, unauthorized access, breach due to employee error, malfeasance or other disruptions, natural disasters, terrorism and telecommunication and electrical failures. Any such attack, incident or breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification, some also require implementation of reasonable security measures and provide a private right of action in the event of a breach.  Costs of breach response, mitigation, investigation, remediation, notice and ongoing assessments can be considerable. Thus, any access, disclosure, damage or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under state, federal and international privacy laws, disruption of our operations, and damage to our reputation, which could adversely affect our business.

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

Risks Related to Our Common Stock

Our directors and executive officers and their affiliated entities own a significant percentage of our stock and, if they choose to act together, will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 18.1% of our outstanding voting stock as of December 31, 2019.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our stock began trading on the Nasdaq Global Market in October 2017 and we can provide no assurance that we will be able to continue to maintain an active trading market on the Nasdaq Global Market or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock has been volatile and may continue to fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	plans for, progress of, or results from preclinical studies and clinical trials of setmelanotide;
•	the failure of the FDA or EMA to approve setmelanotide;
•	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	the success or failure of other weight loss therapies and companies targeting rare diseases and orphan drug treatment;
•	regulatory or legal developments in the United States and other countries;
•	failure of setmelanotide, if approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

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

We have broad discretion in how we use the proceeds from our June 2018 and October 2019 public offerings. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We have considerable discretion in the application of the net proceeds from our June 2018 and October 2019 public offerings. We intend to continue to use the net proceeds to fund development and manufacturing of setmelanotide through completion of our Phase 3 clinical trials and subsequent NDA submissions with the FDA for the treatment of POMC deficiency obesity and LEPR deficiency obesity, the development of setmelanotide through the completion of our combined Phase 3 clinical trial for BBS and Alström syndrome, the development of setmelanotide through our Phase 2 proof of concept Basket Study for POMC heterozygous, POMC epigenetic disorders, SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith-Magenis syndrome, the preparation for commercialization of setmelanotide, initiatives to expand the diagnosis of genetic obesity, including research and scientific exchange related to our ongoing genotyping and genetic epidemiology studies and for working capital and administrative expenses, additional research and development expenses, and other general corporate purposes. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

Our ability to use certain net operating loss carryovers and other tax attributes may be limited.

We have incurred substantial losses during our history and we do not expect to become profitable in the near future and may never achieve profitability. Under the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year. Under the Code, we can carry forward certain NOLs of our subsidiaries to offset future taxable income, if any, until such losses are used or, for NOLs arising in taxable years ending on or before December 31, 2017, until such NOLs expire.  NOLs arising in taxable years ending on or after December 31, 2018 are not subject to expiration.  NOLs arising in taxable years beginning on or after December 31, 2018 may only be used to offset up to 80% of the corporation’s taxable income computed without taking into account NOL deductions.  Other unused tax attributes, such as research tax credits may also be carried forward to offset future taxable income, if any, until such credits are used or expire. As of December 31, 2019, we had approximately $268.0 million and $241.3 million of unused federal and state carryforwards of NOLs, respectively, and approximately $6.4 million and $1.9 million of unused federal and state carryforwards of research tax credits, respectively.  Of the federal NOL carryforwards at December 31, 2019, $194.8 million can be carried forward indefinitely.  Additionally, as of December 31, 2019, we had federal orphan drug credits related to qualifying research of $6.9 million.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of December 31, 2019, we have 43,996,753 shares of common stock outstanding.

The holders of approximately 7.9 million shares of our common stock, or approximately 18% of our total outstanding common stock as of December 31, 2019, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to vesting schedules. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To continue to achieve compliance with Section 404, we continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We do not control these analysts. If we lose securities or industry analysts coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts issues unfavorable commentary or ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

We will continue to incur substantial costs as a result of operating as a public company, our management will continue to devote substantial time to new compliance initiatives and corporation governance policies, and we will need to hire additional qualified accounting and financial personnel with appropriate public company experience.

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses. The Sarbanes‑Oxley Act of 2002, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives and we will need to continue to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from product development efforts. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and make some activities more time‑consuming and costly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Boston, Massachusetts, where we lease approximately 13,600 square feet of office space pursuant to lease agreements expiring in May 2025, with a five-year renewal option to extend the lease. This facility houses our research, clinical, regulatory, commercial and administrative personnel.  See Note 9 to our audited consolidated financial statements included in this report for additional information about this lease.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on The Nasdaq Global Market under the symbol “RYTM” since October 5, 2017. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of February 28, 2020, there were 20 holders of record of our common stock.  This number does not reflect beneficial owners whose shares are held in street name.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

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

Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Rhythm Pharmaceuticals, Inc. under the Securities Act or the Securities Exchange Act of 1934, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the total stockholder return of an investment of $100 in cash at market close on October 5, 2017 (the first day of trading of our common stock) through December 31, 2019 for (1) our common stock, (2) the Nasdaq Composite Index (U.S.) and (3) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Shares of our common stock began trading on the Nasdaq Global Market on October 5, 2017. The offer and sale of all the shares in the initial public offering, or IPO, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-220337), which was declared effective by the SEC on October 4, 2017.  As of December 31, 2019, we estimate that we have used all of the net proceeds from the IPO to fund the clinical development of setmelanotide and for working capital, capital expenditures and other general corporate purposes.

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

There has been no material change in the planned use of proceeds from our public offerings as described in the Prospectuses filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 4, 2017, June 20, 2018 and October 18, 2019.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017,  and the consolidated balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements, which are included elsewhere in this Annual Report.

Our financial statements for the years ended December 31, 2016 and 2015, include allocations of costs from certain shared functions provided to us by the Predecessor Company, as defined below. These allocations were made based on either a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method which allocates expenses based on the percentage of employee time and research and development effort expended on our business as compared to total employee time and research and development effort, and have been included in our financial statements for the periods presented. The financial statements included in this Annual Report may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as an independent company during all of the periods presented.  We were organized in February 2013.  Prior to our organization and a corporate reorganization, we were part of Rhythm Pharmaceuticals, Inc., a Delaware corporation which was organized in November 2008 and commenced active operations in 2010.  We refer to this corporation as the Predecessor Company.

Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.  Amounts below are in thousands, except share and per share data.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Operating expenses:
Research and development	$109,450	$50,337	$22,894	$19,594	$7,148
Selling, general, and administrative	36,550	28,080	9,518	6,311	3,425
Total operating expenses	146,000	78,417	32,412	25,905	10,573
Loss from operations	(146,000)	(78,417)	(32,412)	(25,905)	(10,573)
Other income (expense):
Revaluation of Series A Investor Instrument and Series A Investor Right/Obligation	—	—	(1,863)	—	(500)
Interest income, net	5,271	4,353	566	33	—
Total other income (expense), net	5,271	4,353	(1,297)	33	(500)
Net loss	$(140,729)	$(74,064)	$(33,709)	$(25,872)	$(11,073)
Net loss attributable to common stockholders	$(140,729)	$(74,064)	$(37,582)	$(29,074)	$(12,000)
Net loss attributable to common stockholders per common share, basic and diluted	$(3.86)	$(2.39)	$(2.83)	$(2.85)	$(1.18)
Weighted-average common shares outstanding, basic and diluted	36,422,450	31,004,047	13,267,960	10,196,292	10,196,292

	December 31,
	2019	2018	2017	2016	2015

Balance Sheet Data:
Cash and cash equivalents	$62,294	$49,542	$34,236	$6,540	$34,869
Short-term investments	230,165	202,519	113,846	3,997	—
Working capital	277,987	245,107	143,951	6,444	30,218
Total assets	308,523	260,210	151,736	12,339	37,275
Series A Convertible Preferred Stock	—	—	—	40,000	40,000
Accumulated deficit	(325,331)	(184,602)	(110,252)	(76,543)	(50,671)
Total stockholders’ equity (deficit)	$281,020	$246,256	$144,788	$(32,703)	$(7,999)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.  Discussion and analysis of our 2017 fiscal year specifically, as well as the year-over-year comparison of our 2018 financial performance to 2017, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 8, 2019, which is available on the SEC’s website at www.sec.gov and incorporated herein by reference.

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders which are characterized by severe early-onset obesity and an unrelenting hunger or hyperphagia. Our lead product candidate is setmelanotide, a potent melanocortin‑4 receptor, or MC4R, agonist for the treatment of rare genetic disorders of obesity. We believe setmelanotide, for which we have exclusive worldwide rights, has the potential to serve as replacement therapy for the treatment of MC4R pathway deficiencies. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity.

Our development efforts are initially focused on obesity related to several single gene‑related, or monogenic, MC4R pathway deficiencies: pro‑opiomelanocortin, or POMC, deficiency obesity; leptin receptor, or LEPR, deficiency obesity; Bardet‑Biedl syndrome, or BBS; Alström syndrome; POMC or LEPR heterozygous deficiency obesity; steroid receptor coactivator 1, or SRC1, deficiency obesity; SH2B adapter protein 1, or SH2B1, deficiency obesity; MC4R deficiency obesity and Smith‑Magenis syndrome, as well as additional disorders as part of investigator-initiated protocols. There are currently no effective or approved treatments for these MC4R pathway‑related disorders. We believe that the MC4R pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

We recently reported positive topline Phase 3 data in POMC deficiency obesity and LEPR deficiency obesity, and have previously demonstrated proof of concept in Phase 2 clinical trials in BBS and Alström syndrome. In these four genetic disorders of extreme and unrelenting appetite and obesity, setmelanotide has dramatically reduced both weight and hunger. The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin melanocortin pathways. The Breakthrough Therapy designation currently covers indications for

POMC deficiency obesity, LEPR deficiency obesity, BBS and Alström syndrome. We plan to complete our NDA submission for POMC deficiency obesity and LEPR deficiency obesity before the end of the first quarter of 2020.

We have demonstrated proof of concept in our Phase 2 clinical trial in BBS and Alström syndrome, and met with the FDA in May 2018 to discuss a combined pivotal Phase 3 clinical trial in these indications. Based on these discussions with the FDA, we initiated this Phase 3 trial in December 2018 and we completed enrollment in December 2019 and expect to report topline data at the end of 2020 or early in the first quarter of 2021. We have an ongoing Phase 2 clinical trial in MC4R pathway heterozygous deficiency obesity and POMC epigenetic disorders that we expanded in the second half of 2019 to include the following additional indications: SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith‑Magenis syndrome. We reported preliminary results in MC4R pathway heterozygous deficiency obesity in March 2019 and expect to report additional data in this indication in 2020. In total, approximately 450 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

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

We currently have 70 employees.  Of these employees, 46 are engaged in research and development activities, 10 are engaged in pre‑commercialization activities and 14 are engaged in support administration, including finance, IT and human resources. In the near‑term, we expect to expand our research, clinical development and commercial personnel, in particular, and will incur increased expenses as a result.  We also leverage skilled experts, consultants, contract research organizations, or CROs, and contractors to assist in managing our research and development operations under the leadership and direction of our management.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated any product revenue and have financed our operations primarily through the proceeds received from the sales of common and preferred stock as well as capital contributions from the Predecessor Company and the former parent company, Rhythm Holdings LLC, or the LLC entity.  Since our initial public offering, or IPO, on October 10, 2017 through our October 18, 2019 public offering, we have raised aggregate gross proceeds of our common stock of approximately $484.5 million before deducting underwriting discounts, commissions and offering related transaction costs.  We will not generate revenue from product sales until we successfully complete development and obtain regulatory approval for setmelanotide, which we expect will take a number of years and is subject to significant uncertainty. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of December 31, 2019 we had an accumulated deficit of $325.3 million. Our net losses were $140.7 million and $74.1 million, for the years ended December 31, 2019 and 2018, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of December 31, 2019, our existing cash and cash equivalents and short-term investments were approximately $292.5 million. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses through at least the end of 2021.

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

•	employee‑related expenses including salaries, benefits and stock‑based compensation expense;
•	the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials;
•	the cost of genetic sequencing of potential patients in clinical studies; and

•	facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our current research and development expenses:

	December 31,
Research and development summary	2019	2018
Research and development expense	$109,450	$50,337

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

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation, relating to our full‑time employees not involved in R&D or commercial activities. Other significant costs include rent, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

The following table summarizes our current selling, general and administrative expenses.

	December 31,
Selling, general and administrative summary	2019	2018
Selling, general and administrative expense	$36,550	$28,080

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

Stock-based compensation

We have a 2017 equity incentive plan, or the 2017 Plan. The 2017 Plan provides for the grant of incentive and non-qualified stock options and restricted stock and stock grants to employees, consultants, advisors and directors, as determined by the Board of Directors. As of December 31, 2019, we have reserved 5,933,764 shares of common stock under the 2017 Plan. Shares of common stock issued upon exercise of stock options are generally issued from authorized but unissued shares. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock, and not less than 110% for participants who own more than 10% of the voting power. Options and restricted stock granted under the 2017 Plan will vest over periods as determined by our Compensation Committee and approved by our Board of Directors.

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Previously due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we based our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours including enterprise value, risk profiles and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have elected to account for forfeitures as they occur.  Upon adopting Accounting Standards Update 2018-07, Improvements to Nonemployee Share‑Based Payment Accounting (Topic 718) on July 1, 2018, we elected that unsettled equity-classified awards to nonemployees for which a measurement date has not been established be measured using the adoption date fair value.

Income taxes

Income taxes have been calculated on a separate tax return basis. Certain of our activities and costs have been included in the tax returns filed by the LLC entity. Prior to the Corporate Reorganization, our operations were included in the tax returns filed by the Predecessor Company. We have filed tax returns on our own behalf since the Corporate Reorganization.

We account for uncertain tax positions in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 740, Accounting for Income Taxes, or ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2019, we do not have any uncertain tax positions.

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

As of December 31, 2019, we had net operating loss carryforwards to reduce federal and state incomes taxes of approximately $268.0 million and $241.3 million, respectively. If not utilized, these carryforwards begin to expire in 2033. Of the federal net operating loss carryforwards at December 31, 2019, $194.8 million can be carried forward indefinitely.  At December 31, 2019, we also had available research and development tax credits for federal and state income tax purposes of approximately $6.4 million and $1.9 million, respectively.  Additionally, as of December 31, 2019, we had federal orphan drug credits related to qualifying research of $6.9 million.  These tax credit carryforwards begin to expire in 2033 for federal purposes and 2028 for state purposes.

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

Results of Operations

Comparison of years ended December 31, 2019 and 2018.

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$109,450	$50,337	$59,113	117%
Selling, general, and administrative	36,550	28,080	8,470	30%
Total operating expenses	146,000	78,417	67,583	86%
Loss from operations	(146,000)	(78,417)	(67,583)	86%
Other income, net	5,271	4,353	918	21%
Net loss	$(140,729)	$(74,064)	$(66,665)	90%

Research and development expense. Research and development expense increased by $59.1 million to $109.5 million in 2019 from $50.3 million in 2018, an increase of 117%. The increase was primarily due to the following:

•

an increase of $34.6 million related to our clinical trials associated with setmelanotide.  We expanded the GO-ID genotyping study and the Phase 2 basket study with new trial sites for both studies, as well as ongoing enrollment in the Phase 3 study of setmelanotide in patients with BBS and Alström syndrome;

•

an increase of $11.8 million related to translational research and genetic sequencing efforts designed to improve identification of patients with MC4R pathway deficiencies and pathway validation efforts;

•

an increase of  $6.8 million due to the hiring of additional full-time employees in order to support efforts for community building and education efforts for physicians, care providers and patients who are facing rare genetic disorders of obesity, as well as to support the growth of our research and development programs;

•	an increase of $4.1 million primarily related to purchases of setmelanotide API and drug product for clinical trials, preparation for potential commercialization and pre-IND work for RM‑853;
•

an increase of $4.1 million in consulting and professional services associated with the creation of our EU Medical Science Liaison field force, our US Disease Education Liaison field force, various medical communication programs and ongoing support for our NDA filing; and

•	the above increases were partially offset by a decrease of $4.4 million due to the non-cash expense related to the license acquired from Takeda for RM-853 in March 2018.

Selling, general and administrative expense. Selling, general and administrative expense increased by $8.5 million to $36.6 million in 2019 from $28.1 million in 2018, an increase of 30%. The increase was primarily due to the following:

•

an increase of $6.9 million in employee related costs in connection with the hiring of additional full-time employees to support planned commercial activities, operations and the continued enhancements of finance, information technology, or IT, and human resource functions; and

•	an increase of $1.2 million in various consulting and professional services related to IT support costs to support the growth in personnel and systems.

Liquidity and Capital Resources

As of December 31, 2019, our existing cash and cash equivalents and short-term investments were approximately $292.5 million.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(122,750)	$(62,056)
Investing activities	(27,970)	(87,148)
Financing activities	163,474	164,686
Net increase in cash, cash equivalents and restricted cash	$12,754	15,482

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $122.8 million for the year ended December 31, 2019, and consisted primarily of a net loss of $127.8 million adjusted for non‑cash items, which consisted of non-cash stock‑based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $6.4 million for an increase in prepaid expenses associated with our CROs and CMOs due to the timing of payments offset by an increase of $10.5 million in accounts payable and accrued expenses.  We also received proceeds of $0.9 million from tenant improvement allowances related to our new office space.

Net cash used in operating activities was $62.1 million for the year ended December 31, 2018, and consisted primarily of a net loss of $62.7 million adjusted for non‑cash items, which consisted of the non-cash research and development license expense for RM-853, stock‑based compensation and depreciation and amortization.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2019 relates to net purchases of short‑term investments of $24.6 million and $3.4 million of cash used for tenant improvements and new furniture and fixtures related to our new office space.

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

Net cash provided by financing activities

Net cash provided by financing activities was $163.5 million for the year ended December 31, 2019, which represents the net proceeds of $161.4 million from our common stock offering in October 2019 and $2.1 million of cash proceeds from the exercise of stock options and the issuance of common stock from the ESPP.

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

We expect that our existing cash and cash equivalents and short-term investments, will enable us to fund our operating expenses through at least the end of 2021. We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements.  From August 2015 through August 2017, we raised aggregate gross proceeds of $81.0 million through our issuance of series A preferred stock. Since our IPO, in October 2017, through the October 2019 public offering, we have raised aggregate gross proceeds of our common stock  of approximately $484.5 million before deducting underwriting discounts, commissions and offering related transaction costs.

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

Based  on  our  current  development  plans as of December 31, 2019,  potential payments due to third parties, during  the  next  12  months  from  the  filing  of  this  annual  report on  Form  10-K are estimated to be approximately $8.0 million, including $3.0 million in regulatory milestones and $5.0 million in commercial milestones, in connection with our license agreements. These milestones generally become  due  and  payable  upon achievement of such milestones or sales.  When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in our financial statements and are excluded from the table below.

In August 2018, we amended our existing Lease Agreement for our head office facility in Boston, Massachusetts. The new lease term commenced in May 2019 and has a term of six years with a five-year renewal option to extend the lease.  The new lease includes approximately 13,600 square feet of office space.

Future minimum payments under the Lease Agreement, as amended, are as follows:

Operating Lease
2020	$786
2021	802
2022	818
2023	834
2024	851
Thereafter	502
Total	$4,593

Off‑balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

JOBS Act

In April 2012, the Jumpstart our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain newly implemented accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC.  Our website is not considered part of this report or any other filing that we make with the SEC.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Consolidated Financial Statements.

For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index in Item 15(b) below.

Item 16. 10-K Summary

None

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/25/2017	3.3
3.2	Amended and Restated Bylaws.	S-1/A	9/25/2017	3.5
4.1	Form of Common Stock Certificate.	S-1/A	9/25/2017	4.1
4.2	Amended and Restated Investors' Rights Agreement, dated August 21, 2017.	S-1	9/5/2017	4.2
4.3	Form of Subordinated Indenture to be entered into between the registrant and a trustee acceptable to the registrant.	S-3	11/9/2018	4.3
4.4	Form of Senior Indenture to be entered into between the registrant and a trustee acceptable to the registrant.	S-3	11/9/2018	4.4
4.5*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1†	Form of Indemnification Agreement.	S-1/A	9/25/2017	10.1
10.2†	2017 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	10-Q	11/14/2017	10.2
10.3‡	License Agreement, dated March 21, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Ipsen Pharma S.A.S.	S-1	9/5/2017	10.6
10.4‡	Development and Manufacturing Services Agreement, dated July 17, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Peptisyntha Inc. (n/k/a Corden Pharma International).	S-1	9/5/2017	10.7
10.5‡	License Agreement dated January 4, 2016, by and between the Registrant and Camurus AB.	S-1	9/5/2017	10.8
10.6†	Rhythm Pharmaceuticals, Inc. 2017 Employee Stock Purchase Plan.	10-Q	11/14/2017	10.10
10.7	Lease, dated November 25, 2015, by and between 500 Boylston & 222 Berkeley Owner (DE) LLC and the Registrant.	S-1	9/5/2017	10.11
10.8	First Amendment to Lease, dated April 15, 2016.	10-K	3/8/2019	10.9
10.9	Second Amendment to Lease, dated August 6, 2018.	8-K	8/9/2018	10.1
10.10†	Offer Letter, dated September 13, 2017, by and between the Registrant and Keith M. Gottesdiener.	10-Q	8/8/2018	10.2
10.11	Development and Manufacturing Services Agreement, dated as of December 21, 2016, by and between Registrant and Recipharm Monts S.A.S.	S-1	9/5/2017	10.15
10.12†	Offer Letter, dated September 13, 2017, by and between the Registrant and Hunter Smith.	10-Q	8/8/2018	10.3
10.13†	Offer Letter, dated September 13, 2017, by and between the Registrant and Nithya Desikan.	10-Q	8/8/2018	10.4
10.14†	Summary of Non‑Employee Director Compensation Policy.	10-Q	5/14/2018	10.2
10.15†	2015 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	S-1/A	9/25/2017	10.21

10.16‡	License Agreement, dated March 30, 2018, by and between Registrant and Takeda Pharmaceutical Company Limited.	10-Q	5/14/2018	10.1
10.17†	First Amendment to the 2017 Employee Stock Purchase Plan.	S-1	6/18/2018	10.17
10.18†*	Form of Restricted Stock Unit Award Agreement.
10.19†	Separation Agreement and General Release, by and between the Registrant and Keith Gottesdiener, dated January 6, 2020.	8-K	1/8/2020	10.1
10.20†	Consulting Agreement, by and between the Registrant and Keith Gottesdiener, dated January 6, 2020.	8-K	1/8/2020	10.2
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*            Filed herewith.

**          Furnished and not filed herewith.

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

Name	Title	Date

/s/ Keith M. Gottesdiener	Chief Executive Officer and Director	March 2, 2020
Keith M. Gottesdiener	(Principal Executive Officer)

/s/ Hunter Smith	Chief Financial Officer	March 2, 2020
Hunter Smith	(Principal Financial and Accounting Officer)

/s/ Stuart Arbuckle	Director	March 2, 2020
Stuart Arbuckle

/s/ Todd Foley	Director	March 2, 2020
Todd Foley

/s/ Jennifer Good	Director	March 2, 2020
Jennifer Good

/s/ Christophe R. Jean	Director	March 2, 2020
Christophe R. Jean

/s/ Ed Mathers	Director	March 2, 2020
Ed Mathers

/s/ David W. J. McGirr	Director	March 2, 2020
David W. J. McGirr

/s/ David P. Meeker	Director, Chairman of the Board	March 2, 2020
David P. Meeker

RHYTHM PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rhythm Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rhythm Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standards

As discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective method.

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

Boston, Massachusetts

March 2, 2020

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$62,294	$49,542
Short-term investments	230,165	202,519
Prepaid expenses and other current assets	9,945	6,628
Total current assets	302,404	258,689
Property and equipment, net	3,671	1,120
Right-of-use asset	2,045	—
Restricted cash	403	401
Total assets	$308,523	$260,210
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,415	$7,640
Accrued expenses and other current liabilities	13,530	5,942
Lease liability	472	—
Total current liabilities	24,417	13,582
Long-term liabilities:
Lease liability	3,086	—
Deferred rent	—	372
Total liabilities	27,503	13,954
Commitments and contingencies (Note 5 and 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 43,996,753 and 34,410,725 shares issued and outstanding December 31, 2019 and 2018, respectively	44	34
Additional paid-in capital	606,307	430,824
Accumulated deficit	(325,331)	(184,602)
Total stockholders’ equity	281,020	246,256
Total liabilities and stockholders’ equity	$308,523	$260,210

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Operating expenses:
Research and development	$109,450	$50,337	$22,894
Selling, general, and administrative	36,550	28,080	9,518
Total operating expenses	146,000	78,417	32,412
Loss from operations	(146,000)	(78,417)	(32,412)
Other income (expense):
Revaluation of Series A Investor Instrument and Series A Investor Right/Obligation	—	—	(1,863)
Interest income, net	5,271	4,353	566
Total other income, net	5,271	4,353	(1,297)
Net loss	$(140,729)	$(74,064)	$(33,709)
Net loss attributable to common stockholders	$(140,729)	$(74,064)	$(37,582)
Net loss per share attributable to common stockholders, basic and diluted	$(3.86)	$(2.39)	$(2.83)
Weighted-average common shares outstanding, basic and diluted	36,422,450	31,004,047	13,267,960

Other comprehensive loss:
Net loss	$(140,729)	$(74,064)	$(33,709)
Unrealized gain on marketable securities	144	—	—
Comprehensive loss	$(140,585)	$(74,064)	$(33,709)

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Series A Convertible				Series A-1 Junior		Additional		Total
	Preferred Stock		Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	40,000,000	$40,000	10,196,292	$10	—	$—	$43,830	$(76,543)	$(32,703)
Stock compensation expense	—	—	—	—	—	—	2,278	—	2,278
Issuance of common stock in connection with exercise of stock options	—	—	152,671	—	—	—	700	—	700
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(141)	—	(141)
Issuance of Series A Convertible Preferred Stock	40,949,999	40,622	—	—	—	—	(108)	—	(108)
Settlement of Series A investor instrument	—	328	—	—	—	—	1,863	—	1,863
Exchange of common stock held by LLC entity for Series A-1 Junior Preferred Stock	—	—	(8,578,661)	(8)	78,666,209	79	(71)	—	—
Issuance of common stock upon completion of initial public offering, net of offering costs	—	—	8,107,500	8	—	—	125,650	—	125,658
Conversion of Series A Convertible Preferred Stock and Series A-1 Junior Preferred Stock into common stock on a 9.17 to 1 basis	(80,949,999)	(80,950)	17,406,338	17	(78,666,209)	(79)	81,012	—	80,950
Net loss	—	—	—	—	—	—	—	(33,709)	(33,709)
Balance at December 31, 2017	—	—	27,284,140	27	—	—	255,013	(110,252)	144,788
Adoption of new accounting standard	—	—	—	—	—	—	286	(286)	—
Stock compensation expense	—	—	—	—	—	—	6,390	—	6,390
Shares issued for license agreement	—	—	223,544	—	—	—	4,448	—	4,448
Issuance of common stock upon completion of public offering, net of offering costs	—	—	6,591,800	7	—	—	162,871	—	162,878
Issuance of common stock in connection with exercise of stock options	—	—	311,241	—	—	—	1,808	—	1,808
Change in unrealized gain on marketable securities	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	(74,064)	(74,064)
Balance at December 31, 2018	—	—	34,410,725	34	—	—	430,824	(184,602)	246,256
Stock compensation expense	—	—	—	—	—	—	11,875	—	11,875
Issuance of common stock in connection with ESPP	—	—	25,871	—	—	—	558	—	558
Issuance of common stock in connection with exercise of stock options	—	—	235,833	1	—	—	1,563	—	1,564
Issuance of common stock upon completion of public offering, net of offering costs	—	—	9,324,324	9	—	—	161,343	—	161,352
Change in unrealized gain on marketable securities	—	—	—	—	—	—	144	—	144
Net loss	—	—	—	—	—	—	—	(140,729)	(140,729)
Balance at December 31, 2019	—	$—	43,996,753	$44	—	$—	$606,307	$(325,331)	$281,020

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Year ended December 31,
	2019	2018	2017

Operating activities
Net loss	$(140,729)	$(74,064)	$(33,709)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash research and development license expense	—	4,448	—
Stock-based compensation expense	11,875	6,390	2,278
Depreciation and amortization	834	442	223
Non-cash rent expense	203	61	(76)
Mark to market revaluation of series A investor instrument	—	—	1,863
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,378)	(6,286)	(1,889)
Deferred issuance costs	—	—	9
Tenant improvement allowance	938	—	—
Due to related party	—	—	(105)
Accounts payable, accrued expenses and other current liabilities	10,507	6,953	1,946
Net cash used in operating activities	(122,750)	(62,056)	(29,460)
Investing activities
Purchases of short-term investments	(295,825)	(248,592)	(126,917)
Maturities of short-term investments	271,240	162,166	17,006
Purchases of property and equipment	(3,385)	(722)	(133)
Net cash used in investing activities	(27,970)	(87,148)	(110,044)
Financing activities
Net proceeds from issuance of common stock	161,352	162,878	125,658
Proceeds from the exercise of stock options	1,564	1,808	700
Proceeds from issuance of common stock from ESPP	558	—	—
Net proceeds from issuance of Series A Convertible Preferred Stock	—	—	40,842
Net cash provided by financing activities	163,474	164,686	167,200
Net increase in cash, cash equivalents and restricted cash	12,754	15,482	27,696
Cash, cash equivalents and restricted cash at beginning of year	49,943	34,461	6,765
Cash, cash equivalents and restricted cash at end of year	$62,697	$49,943	$34,461

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “We”), is a late-stage biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders which are characterized by severe, early-onset obesity and an unrelenting hunger or hyperphagia. The Company’s lead product candidate is setmelanotide, a potent melanocortin‑4 receptor, or MC4R, agonist for the treatment of rare genetic disorders of obesity. We believe setmelanotide, for which we have exclusive worldwide rights, has the potential to serve as replacement therapy for the treatment of MC4R pathway deficiencies. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity.

The Company’s development efforts are initially focused on obesity related to several single gene‑related, or monogenic, MC4R pathway deficiencies: pro‑opiomelanocortin, or POMC, deficiency obesity; leptin receptor, or LEPR, deficiency obesity; Bardet‑Biedl syndrome, or BBS; Alström syndrome; POMC or LEPR heterozygous deficiency obesity; steroid receptor coactivator 1, or SRC1, deficiency obesity; SH2B adapter protein 1, or SH2B1, deficiency obesity; MC4R deficiency obesity and Smith‑Magenis syndrome, as well as additional disorders as part of investigator-initiated protocols. Currently, there are no effective or approved treatments for these MC4R pathway‑related disorders. We believe that the MC4R pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

In March 2018, the Company acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited (“Takeda”) to develop and commercialize T-3525770 (now “RM-853”). RM-853 is a potent, orally available ghrelin o-acyltransferase (“GOAT”) inhibitor currently in preclinical development for Prader-Willi Syndrome (“PWS”). PWS is a rare genetic disorder that results in hyperphagia and early-onset, life-threatening obesity, for which there are no approved therapeutic options.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of December 31, 2019, the Company had an accumulated deficit of $325,331.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock as well as capital contributions received from the Predecessor Company and the former parent company, Rhythm Holdings LLC, or the LLC entity. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. At December 31, 2019, the Company had $292,459 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity and funded research and development programs, to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations through at least the next twelve months from the filing of this Annual Report on Form 10-K with the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these financial statements include research and development accrued expenses, stock‑based compensation expense and the valuation allowance on the Company's deferred tax assets.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  Changes in estimates are recorded in the period in which they become known.  Actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Rhythm Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision‑making group, in deciding how to allocate resources and in assessing performance. The Company considers its chief executive officer, or CEO, as its chief operating decision maker.  The Company and the CEO view the Company’s operations and manages its business in one operating segment operating exclusively in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents includes bank demand deposits, U.S. treasury bills and money market funds that invest primarily in U.S. government treasuries.

Short‑term Investments

Short‑term investments consist of investments with original maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio available‑for‑sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. Fair value is determined based on quoted market prices.

Restricted Cash

Restricted cash consists of security deposits in the form of letter of credits placed in separate restricted bank accounts as required under the terms of the Company’s lease arrangement for its corporate office in Boston, Massachusetts and the Company’s corporate travel credit cards.

 Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of costs incurred in advance of services being received, including services related to clinical trial programs.  Prepaid expenses and other current assets consists of the following:

	December 31,
	2019	2018
Prepaid research and development costs	$6,438	$5,288
Other current assets	3,507	1,340
Prepaid expenses and other current assets	$9,945	$6,628

Property and Equipment

Property and Equipment consists of the following:

	Useful	December 31,
	Life	2019	2018
Leasehold improvements	*	$2,705	$1,103
Office equipment	5 years	70	70
Computers and software	3 years	411	411
Furniture, fixtures and equipment	5 years	1,237	345
		4,423	1,929
Less accumulated depreciation and amortization		(752)	(809)
Property and Equipment, net		$3,671	$1,120

*Shorter of asset life or lease term.

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $834, $442 and $223, respectively.

Property and equipment are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Upon disposal, retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Expenditures for repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred.

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

The Company’s cash equivalents and marketable securities at December 31, 2019 and 2018 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2019 and 2018, respectively.

Government Grants

The Company obtained an Orphan Products Development grant entitled “Phase 2 study of the melanocortin 4 receptor agonist RM‑493 for the treatment of Prader‑Willi syndrome” in 36 patients. The grant was awarded by the Public Health Service, or PHS, Food and Drug Administration. The PHS grant is for a total of $999 and is effective July 2015 through June 2018 for reimbursement of expenses relating to the Phase 2 Prader‑Willi Study.

The Company recognizes government grants upon the determination that it will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Government grants for research and development efforts are deducted in reporting the related expense in the statement of operations. Government grant income received during the year ended December 31, 2018 of $210 is included as a deduction to research and development expense in the consolidated statements of operations and comprehensive loss.  No grant income was received during the years ended December 31, 2019 or 2017.

Research and Development Expenses

Costs incurred in the research and development of the Company’s products are expensed to operations as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract services and other outside costs. The value of goods and services received from contract research organizations, or CROs, or contract manufacturing organizations, or CMOs, in the reporting period are estimated based on the level of services performed and progress in the period for which the Company has not yet received an invoice from the supplier.  When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses, and expensed as the related goods are delivered or the services are performed.

Income Taxes

The Company is taxed as a C corporation for federal income tax purposes. Income taxes for the Company are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Income taxes have been calculated on a separate tax return basis. Certain of the Company’s activities and costs have been included in the tax returns filed by the LLC entity. Prior to the Corporate Reorganization, the Company’s operations were included in the tax returns filed by the Predecessor Company. The Company has filed tax returns on its own behalf since the Corporate Reorganization.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determined deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The Company recognized deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2019, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period, without consideration for Common Stock equivalents. Net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for cumulative preferred stock dividends. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two class method”). The Company's convertible preferred stock participates in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Diluted net loss per share attributable to common stockholders is calculated by adjusting weighted-average shares outstanding for the dilutive effect of Common Stock equivalents outstanding for the period, determined using the more dilutive of the treasury‑stock and if‑converted methods. For purposes of the diluted net loss per share attributable to common stockholders calculation, stock options are considered to be Common Stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect would be anti‑dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

The following table includes the potential common share equivalents, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Year Ended
	December 31,
	2019	2018	2017
Stock options	3,428,497	2,616,530	1,832,639

Basic and diluted earnings per share is calculated as follows:

	Year Ended
	December 31,
	2019	2018	2017
Numerator:
Net loss	$(140,729)	$(74,064)	$(33,709)
Cumulative dividends on convertible preferred shares	—	—	(3,873)
Loss attributable to common shares—basic and diluted	$(140,729)	$(74,064)	$(37,582)
Denominator:
Weighted-average number of common shares—basic and diluted	36,422,450	31,004,047	13,267,960
Loss per common share—basic and diluted	$(3.86)	$(2.39)	$(2.83)

Comprehensive Income (Loss)

Comprehensive income (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. As reflected in the accompanying consolidated statements of operations and comprehensive loss, our comprehensive loss is comprised of net losses and unrealized gains and losses on marketable debt securities.  These changes in equity are reflected net of tax.

Patent Costs

Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expenses. Patent costs were $472, $637 and $180 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019. The Company does not anticipate this standard to have a significant impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  ASU 2016-18 changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2018 and has applied its content to statements of cash flows for the years ended December 31, 2019, 2018 and 2017 presented herein.

In June 2018, the FASB issued ASU 2018‑07, Compensation‑Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018‑07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company has early adopted ASU 2018‑07 in July 2018. The guidance has been adopted using the modified-retrospective approach, which requires that unsettled equity-classified awards for which a measurement date has not been established be measured using the adoption date fair value.  The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. We are currently assessing the impact of this standard on our financial condition and results of operations.

3. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2019	2018
Research and development costs	$8,059	$2,614
Professional fees	1,439	858
Payroll related	3,655	2,410
Other	377	60
Accrued expenses	$13,530	$5,942

4. Fair Value of Financial Assets and Liability

As of December 31, 2019 and 2018, the carrying amount of cash and cash equivalents and short‑term investments was $292,459 and $252,061, respectively, which approximates fair value. Cash and cash equivalents includes investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 and had a total balance of $53,014 and $37,019 as of December 31, 2019 and 2018, respectively.  The financial assets valued based on level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

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

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$8,885	$—	$8,885
Money Market Funds	53,014	—	—	53,014
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	230,165	—	230,165
Total	$53,014	$239,050	$—	$292,064

	Fair value Measurements as of
	December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$5,976	$—	$5,976
Money Market Funds	37,019	—	—	37,019
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	202,519	—	202,519
Total	$37,019	$208,495	$—	$245,514

Marketable Securities

The following tables summarize the Company's marketable securities:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper	$230,155	$54	$(44)	$230,165
	$230,155	$54	$(44)	$230,165

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$202,653	$23	$(157)	$202,519
	$202,653	$23	$(157)	$202,519

2017 Series A Investor Instrument

A financial liability was recognized by the Company during the year ending December 31, 2017 related to the 2017 Series A Investor Instrument. The liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company had classified its 2017 Series A Investor Instrument as a liability as it was a free‑standing financial instrument. The 2017 Series A Investor Instrument was recorded at fair value upon the issuance of the Company’s series A preferred stock in January 2017, and subsequently remeasured to fair value at each reporting period. Changes in fair value of the financial instrument is recognized as a component of other income (expense), net in the statement of operations and comprehensive loss.

The Company estimated the fair value of the 2017 Series A Investor Right/Obligation as the probability‑weighted present value of the expected benefit of the investment.  The expected benefit was the difference between the expected future value of shares issued upon the second tranche closing and the investment price for the second tranche closing. The expected future value was estimated as a weighted-average of IPO and remain private scenarios, and the future value was converted to a present value assuming a closing date of August 15, 2017 and a nominal, risk‑free discount rate.

The Company used the Black‑Scholes option‑pricing model to value the 2017 Series A Investor Call Option.  The fair value of the Series A Investor Instrument is determined to be the sum of the probability‑weighted fair values of the 2017 Series A Investor Right/Obligation and the 2017 Investor Call Option.

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

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 5.5 years.  The Company has measured the lease liability associated with the office lease using a discount rate of 10%.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of December 31, 2019, the Company has not entered into any lease arrangements classified as a finance lease.

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

Upon adoption of ASC 842, the Company elected the transition relief package, permitted within the standard, pursuant to which the Company did not reassess the classification of existing leases, whether any expired or existing contracts contain a lease, and whether existing leases have any initial direct costs. The Company also elected the practical expedient of not separating lease components from non-lease components for all leases. There was no cumulative-effective adjustment to the opening balance of retained earnings. The Company reviews all material contracts for embedded leases to determine if they have a right-of-use asset.

The Company recognizes rent expense on a straight-line basis over the lease period. The depreciable life of assets and leasehold improvement are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both an operating lease right-of-use asset of $3,265 and a lease liability of $3,636. The standard did not materially impact the consolidated statement of cash flows and had no impact on the consolidated income statement.

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

The Company’s corporate headquarters is located in Boston, Massachusetts.  This facility houses the Company’s research, clinical, regulatory, commercial and administrative personnel.  In August 2018, the Company amended its existing lease agreement and the new lease term commenced May 2019 and has a term of six years with a five-year renewal option to extend the lease. As of January 1, 2019, the Company has not included the five-year renewal option to extend the lease in its measurement of the ROU asset or lease liability. Rent expense, or operating lease costs, for the years ended December 31, 2019, 2018 and 2017 were $629, $359 and $215, respectively.

Supplemental cash flow information related to the Company’s lease for the year ended December 31, 2019, includes cash payments of $425 used in the measurement of its operating lease liability.

The following table presents the maturities of the Company’s operating lease liability related to office space as of December 31, 2019, all of which is under a non-cancellable operating lease:

Operating Lease
2020	$786
2021	802
2022	818
2023	834
2024	851
Thereafter	502
Total operating lease payments	4,593
Less: imputed interest	1,035
Total operating lease liability	$3,558

6. Preferred Stock and Common Stock

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

On October 10, 2017 the Company completed its IPO of 8,107,500 shares of common stock at an offering price of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,057,500 additional shares of common stock. The Company received net proceeds of $125,658 after deducting underwriting discounts, commissions and offering expenses. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 17,406,338 shares of common stock.

On April 3, 2018, in association with the Takeda license agreement, the Company issued 223,544 shares of common stock.  See Note 8 for further discussion.

On June 25, 2018 the Company completed its public offering of 6,591,800 shares of common stock at an offering price of $26.42 per share, which included the exercise in full by the underwriters of their option to purchase up to 859,800 additional shares of common stock. The Company received net proceeds of $162,878 after deducting underwriting discounts, commissions and offering expenses.

On October 18, 2019 the Company completed a public offering of 9,324,324 shares of common stock at an offering price of $18.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,216,216 additional shares of common stock. The Company received net proceeds of $161,352 after deducting underwriting discounts, commissions and offering expenses.

As  of  December 31,  2019,  an  aggregate  of 3,096,344  shares  of  common  stock  were  reserved  for  future issuance  under  our  stock  plans,  including  outstanding stock options to purchase 2,505,267 shares of common stock and 591,077 shares available for future grant under our 2017 Employee Stock Purchase Plan.

7. Stock‑based Compensation

2017 Equity Incentive Plan

The Company has a 2017 equity incentive plan, or the 2017 Plan.  The 2017 Plan provides for the grant of incentive and non‑qualified stock options and restricted stock awards to employees, consultants, advisors and directors, as determined by the board of directors. As of December 31, 2019 the Company has reserved 5,933,764 shares of common stock to be issued under the Plan. The number of shares authorized under the 2017 Plan will be increased each January 1, commencing on January 1, 2017 and ending on (and including) January 1, 2027, by an amount equal to 4% of the outstanding shares of stock outstanding as of the end of the immediately preceding fiscal year. On January 1, 2020, 2019 and 2018, 1,759,870, 1,376,429 and 1,091,366 shares, respectively, were added to the 2017 Plan.  Notwithstanding the foregoing, the board of directors may act prior to January 1 for a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 Plan for such year, or that the increase in the number of shares authorized under the 2017 Plan for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.  Shares of common stock issued upon exercise of stock options are generally issued from new shares of the Company. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company, and not less than 110% for participants who own more than 10% of the Company's voting power. Options and restricted stock granted under the Plan will vest over periods as determined by the Company's board of directors. For options granted to date, the exercise price equaled the fair value of the common stock as determined by the board of directors on the date of grant.

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

During the years ended December 31, 2019, 2018 and 2017, the Company granted 1,445,200, 1,218,790, and 1,112,717 common stock option awards to certain directors, employees and non‑employees, respectively.  Using the Black-Scholes option pricing model, the weighted-average grant date fair value relating to outstanding stock options granted under the Company’s stock option plan during the year ended December 31, 2019, 2018 and 2017 was $17.19, $17.27 and $4.98, respectively. Total  intrinsic  value  of  stock  options  exercised  during  the  years  ended  December 31, 2019, 2018 and 2017 was $3,844, $7,980 and $588, respectively.

The fair value of share options granted to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Year ended
	December 31,
	2019	2018	2017
Risk‑free interest rate	2.40%	2.73%	1.97%
Expected term (in years)	6.07	5.89	5.95
Expected volatility	66.03%	62.21%	66.18%
Expected dividend yield	—	—	—

The Company early adopted ASU 2018‑07 in July 2018. The guidance was adopted using the modified-retrospective approach, which requires that unsettled equity-classified awards for which a measurement date has not been established be measured using the adoption date fair value.  The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

Prior to the adoption of ASU 2018-07, options granted to non-employees used an expected term of 10 years, which is the contractual term of each option.  All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

A summary of the Company's common stock option activity for the year ended December 31, 2019 is as follows:

			Weighted‑
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2018	2,616,530	$16.67	8.58	$—
Granted	1,445,200	27.98	—	—
Exercised	(235,833)	6.63	—	3,844
Cancelled	(397,400)	24.85	—	—
Outstanding as of December 31, 2019	3,428,497	$21.17	7.94	$18,643
Options vested and expected to vest as of December 31, 2019	3,428,497	$21.17	7.94	$18,643
Options exercisable at December 31, 2019	1,446,311	$16.03	7.11	$13,872

The following table summarizes the classification of the Company's stock‑based compensation expenses related to stock options, restricted stock units and the employee stock purchase plan recognized in the Company's consolidated statements of operations and comprehensive loss.

	Year Ended
	December 31,
	2019	2018	2017
Research and development	$5,163	$2,793	$927
Selling, general, and administrative	6,712	3,597	1,351
Total	$11,875	$6,390	$2,278

Stock-based compensation expense by award type recognized during the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended
	December 31,
	2019	2018	2017
Stock options	$11,667	$6,241	$2,084
Employees stock purchase plan	208	65	—
Restricted stock units	—	84	194
Total	$11,875	$6,390	$2,278

During 2019 and 2017, there were certain awards subject to modification accounting under ASC 718-20-35-3 through 35-4. Per terms of separation with a former employee, accelerated vesting and time to exercise vested options were granted for the former employee’s stock option awards. As a result, the Company recognized incremental expense for the stock option awards of $56 and $254, respectively.

As of December 31, 2019, the Company has unrecognized compensation cost of $27,885 related to non‑vested employee, non‑employee and director awards that is expected to be recognized over a weighted‑average period of 2.48 years.

2017 Employee Stock Purchase Plan

The Company has a 2017 Employee Stock Purchase Plan, or the 2017 ESPP, which became effective in connection with the completion of the Company’s IPO in October 2017. As of December 31, 2019, a total of 591,077 shares of common stock were reserved for issuance under this plan. In addition, the number of shares authorized under the 2017 ESPP will be increased each January 1, commencing on January 1, 2019 and ending on (and including) January 1, 2027, by an amount equal to the lesser of 1% of outstanding shares as of the end of the immediately preceding fiscal year. On January 1, 2020 and 2019, 439,968 and 344,107 shares, respectively, were added to the 2017 ESPP.  Notwithstanding the foregoing, the board of directors may act prior to January 1 of a given year to provide that there will be no such January 1 increase in the number of shares authorized under the ESPP for such year, or that the increase in the number of shares authorized under the ESPP for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.  During the year ended December 31, 2019, 25,871 shares were issued under this plan.

8. Significant Agreements

License Agreements

Pursuant to a license agreement with Ipsen Pharma, S.A.S., or Ipsen, the Company has an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize compounds that were discovered or researched by Ipsen in the course of conducting its MC4R program or that otherwise were covered by the licensed patents. Under the terms of the setmelanotide Ipsen license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Ipsen may receive aggregate payments of up to $40,000 upon the achievement of certain development and commercial milestones and royalties on future product sales in the mid‑single digits. Substantially all of such aggregate payments of up to $40,000 are for milestones that may be achieved no earlier than first commercial sale of setmelanotide. In the event that the Company executes a sublicense agreement, it shall make payments to Ipsen, depending on the date of such sublicense agreement, ranging from 10% to 20% of all revenues actually received under such sublicense agreement.

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

In January 2016, the Company entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus' drug delivery technology. The contract includes a non‑refundable and non‑creditable signing fee of $500. The Camurus agreement also includes up to $7,750 in one‑time, non‑refundable development milestones achievable upon certain regulatory successes. The Company is also required to pay to Camurus, mid to mid‑high single digit royalties, on a product‑by‑product and country‑by‑country basis of annual net sales, until the later of (i) 10 years after the date of first commercial sale of such product in such country; or (ii) the expiration of the last to expire valid claim of all licensed patent rights in such country covering such product. The Company is also required to pay one‑time, non‑refundable, non‑creditable sales milestones upon the achievement of certain sales levels for such product that cannot be in excess of $57,000.

In March 2017, the Company achieved the first milestone event associated with this license agreement. The Company completed the first manufactured batch using the Camurus drug delivery technology and filed an investigational new drug application with the FDA. The fee associated with this milestone was $250.  In December 2017, the Company achieved the second milestone event associated with this license agreement. The Company completed the Phase I proof of concept study using the Camurus drug delivery technology. The fee associated with this second milestone was $1,000.  The fees associated with these milestones were recorded as research and development expenses during the year ended December 31, 2017 when the milestones criteria were met in full.

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

9. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2019, 2018 and 2017 and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods, or royalties on future sales of specified products.  See Note 8 for discussion of these arrangements.  Additionally, the Company is party to various contracts with CROs and CMOs that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.

Based  on  the Company’s  current  development  plans as of December 31, 2019,  potential payments due to third parties during  the  next  12  months  from  the  filing  of  this  Annual  Report on  Form  10-K are estimated be approximately $8,000, including $3,000 in regulatory milestones and $5,000 in commercial milestones, in connection with our license agreements. These milestones generally become  due  and  payable  upon achievement of such milestones or sales.  When the  achievement  of  these  milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.

10. Related‑Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $2,489, $2,005, and $2,400 for the years ended December 31, 2019, 2018 and 2017, respectively. Outstanding payments due to these related parties as of December 31, 2019 and 2018 were $264 and $260, respectively and were included within accounts payable on the balance sheet.

11. Income Tax

In the Company's financial statements, income taxes, including deferred tax balances, have been calculated on a separate tax return basis. Certain of the Company's activities and costs have been included in the tax returns filed by the LLC entity. Prior to the Corporate Reorganization, the Company's operations were included in the tax returns filed by the Predecessor Company. The Company has filed tax returns on its own behalf since the Corporate Reorganization.

For the years ended December 31, 2019, 2018 and 2017 the Company did not have a current or deferred income tax expense or benefit as the entity has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

A reconciliation of the income tax benefit at the federal statutory tax rate to the Company's effective income tax rate is as follows:

	As of
	December 31,
	2019	2018	2017
Statutory tax rate	21.00%	21.00%	34.00%
State tax, net of federal benefit	6.75%	6.90%	4.08%
Research and development credit	2.49%	1.52%	1.87%
Orphan drug credit	1.85%	1.95%	2.29%
Tax law change	—%	—%	(27.98)%
Stock compensation	(0.10)%	0.46%	(1.84)%
Investor instrument revaluation	—%	—%	(1.88)%
Other	0.20%	0.05%	(0.07)%
Change in valuation allowance	(32.19)%	(31.88)%	(10.47)%
Effective tax rate	—%	—%	—%

The principal components of the Company's deferred tax assets and liabilities are as follows:

	As of
	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$71,524	$35,776
Research and development credits	7,876	3,456
Orphan drug credit	6,889	4,286
Capitalized license fee	1,734	1,760
Stock-based compensation	3,628	1,517
Other	2,006	884
Total deferred tax assets	93,657	47,679
Valuation allowance	(92,943)	(47,679)
Net deferred tax assets	714	—
Deferred tax liabilities:
Operating lease right-of-use asset and other	(714)	—
Total deferred tax liabilities	$(714)	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2019 and 2018, because the Company's management has determined that is it more likely than not that these assets will not be realized. The increase in the valuation allowance of $45,264 in 2019 and $23,605 in 2018 primarily relates to the net loss incurred by the Company during each period.

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $268,009 and $241,314, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire at various times beginning in 2033 for federal and state purposes.  Of the federal net operating loss carryforwards at December 31, 2019, $194,843 can be carried forward indefinitely.

As of December 31, 2019, the Company had federal and state research tax credits of approximately $6,357 and $1,922, respectively, which may be used to offset future tax liabilities. Additionally, as of 2019, the Company had a federal orphan drug credit related to qualifying research of $6,889. These tax credit carryforwards will begin to expire at various times beginning in 2033 for federal purposes and 2028 for state purposes.

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

The Company has not recorded any reserves for uncertain tax positions as of December 31, 2019 and 2018. The Company has not, as yet, conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits will be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to examination by the U.S. federal, state and local income tax authorities for tax years 2013 forward. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

12. Subsequent Events.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than as disclosed below.

On January 6, 2020, the Company announced that Keith Gottesdiener, M.D., the Company’s Chief Executive Officer and President, intends to step down from his roles with the Company following submission of the Company’s NDA filing with the FDA. Dr. Gottesdiener is expected to remain in his roles until the earlier of (i) the planned NDA filing, (ii) the start date of a new Chief Executive Officer of the Company, and (iii) March 31, 2020 (the Termination Date). Dr. Gottesdiener will also step down as a director of the Company on such date. Thereafter, Dr. Gottesdiener is expected to serve as a consultant to the Company until December 31, 2020.

In connection with the above announcement, the Company and Dr. Gottesdiener entered into a separation agreement which entitles Dr. Gottesdiener to certain severance payments and benefits as set forth therein (the Separation Agreement). In accordance with the terms of the Separation Agreement, the Company will pay Dr. Gottesdiener a severance amount equal to $531, equal to 12 months of base salary, to be paid in installments in accordance with the Company's normal payroll practices following the Termination Date.  Dr. Gottesdiener will also receive an additional monthly payment for 12 months after his Termination Date which he may use to cover a portion of certain healthcare expenses.  In addition, Dr. Gottesdiener will provide consulting services to the Company, and will be paid $10 per month for up to 10 hours of services, subject to the terms and conditions of the consulting agreement through December 31, 2020.

In connection with the Separation Agreement, the Company modified certain equity awards held by Dr. Gottesdiener. The modification included the continuation of vesting of stock options through the end of the consulting agreement and an extension of the post-termination exercise period for vested options from 90 days to up to two years. In connection with this modification, the Company will record an incremental compensation charge of $2,968 during the three months ended March 31, 2020.

13. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information from 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019

Total revenue	$—	$—	$—	$—
Total operating expenses	30,520	44,149	37,107	34,224
Other income (expense), net:	1,546	1,353	1,104	1,268
Net loss	(28,974)	(42,796)	(36,003)	(32,956)
Net loss attributable to common stockholders	$(28,974)	$(42,796)	$(36,003)	$(32,956)
Net loss attributable to common stockholders per common share, basic and diluted	$(0.84)	$(1.24)	$(1.04)	$(0.78)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018

Total revenue	$—	$—	$—	$—
Total operating expenses	17,001	15,021	19,244	27,151
Other income (expense), net:	542	609	1,558	1,644
Net loss	(16,459)	(14,412)	(17,686)	(25,507)
Net loss attributable to common stockholders	$(16,459)	$(14,412)	$(17,686)	$(25,507)
Net loss attributable to common stockholders per common share, basic and diluted	$(0.60)	$(0.52)	$(0.52)	$(0.74)