Form 10-Q
period 2020-03-31
RHYTHM PHARMACEUTICALS, INC.
filed 2020-05-04
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
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

The number of shares outstanding of the registrant’s Common Stock as of April 24, 2020 was 44,091,798.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$55,776	$62,294
Short-term investments	201,648	230,165
Prepaid expenses and other current assets	10,436	9,945
Total current assets	267,860	302,404
Property and equipment, net	3,504	3,671
Right-of-use asset	1,989	2,045
Restricted cash	403	403
Total assets	$273,756	$308,523
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,932	$10,415
Accrued expenses and other current liabilities	11,277	13,530
Lease liability	487	472
Total current liabilities	17,696	24,417
Long-term liabilities:
Lease liability	2,959	3,086
Total liabilities	20,655	27,503
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 44,088,390 and 43,996,753 shares issued and outstanding March 31, 2020 and December 31, 2019, respectively	44	44
Additional paid-in capital	612,552	606,307
Accumulated deficit	(359,495)	(325,331)
Total stockholders’ equity	253,101	281,020
Total liabilities and stockholders’ equity	$273,756	$308,523

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2020	2019
Operating expenses:
Research and development	$22,504	$22,761
Selling, general, and administrative	12,796	7,759
Total operating expenses	35,300	30,520
Loss from operations	(35,300)	(30,520)
Other income (expense):
Interest income, net	1,136	1,546
Total other income, net	1,136	1,546
Net loss	$(34,164)	$(28,974)
Net loss per share, basic and diluted	$(0.78)	$(0.84)
Weighted-average common shares outstanding, basic and diluted	44,049,843	34,417,189

Other comprehensive loss:
Net loss	$(34,164)	$(28,974)
Unrealized gain on marketable securities	63	—
Comprehensive loss	$(34,101)	$(28,974)

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	43,996,753	$44	$606,307	$(325,331)	$281,020
Stock compensation expense	—	—	5,475	—	5,475
Issuance of common stock in connection with ESPP	18,673	—	324	—	324
Issuance of common stock in connection with exercise of stock options	72,964	—	383	—	383
Change in unrealized gain (loss) on marketable securities	—	—	63	—	63
Net loss	—	—	—	(34,164)	(34,164)
Balance at March 31, 2020	44,088,390	$44	$612,552	$(359,495)	$253,101

Balance at December 31, 2018	34,410,725	$34	$430,824	$(184,602)	$246,256
Stock compensation expense	—	—	2,644	—	2,644
Issuance of common stock in connection with ESPP	12,105	—	295	—	295
Issuance of common stock in connection with exercise of stock options	7,811	—	54	—	54
Change in unrealized gain (loss) on marketable securities	—	—	214	—	214
Net loss	—	—	—	(28,974)	(28,974)
Balance at March 31, 2019	34,430,641	$34	$434,031	$(213,576)	$220,489

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019

Operating activities
Net loss	$(34,164)	$(28,974)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	5,475	2,644
Depreciation and amortization	167	245
Non-cash rent expense	(56)	102
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(847)	(3,321)
Accounts payable, accrued expenses and other current liabilities	(6,673)	(2,074)
Net cash used in operating activities	(36,098)	(31,378)
Investing activities
Purchases of short-term investments	(15,370)	(55,819)
Maturities of short-term investments	44,243	80,171
Purchases of property and equipment	—	(811)
Net cash used in investing activities	28,873	23,541
Financing activities
Proceeds from the exercise of stock options	383	21
Proceeds from issuance of common stock from ESPP	324	295
Net cash provided by financing activities	707	316
Net increase in cash, cash equivalents and restricted cash	(6,518)	(7,521)
Cash, cash equivalents and restricted cash at beginning of year	62,697	49,943
Cash, cash equivalents and restricted cash at end of year	$56,179	$42,422

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”), is a late-stage biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders which are characterized by early-onset, severe obesity and an insatiable hunger or hyperphagia. The Company’s lead product candidate is setmelanotide, a potent melanocortin‑4 receptor, or MC4R, agonist for the treatment of rare genetic disorders of obesity. We believe setmelanotide, for which we have exclusive worldwide rights, has the potential to restore dysfunctional MC4R signaling due to impaired MC4R pathway function.  MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity.

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

 The Company has also acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize T-3525770,  now RM-853. RM-853 is a potent, orally available ghrelin o-acyltransferase inhibitor currently in preclinical development for Prader-Willi Syndrome, or PWS. PWS is a rare genetic disorder that results in hyperphagia and early-onset, life-threatening obesity, for which there are no approved therapeutic options.

The Company is subject to risks and uncertainties common to late-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of March 31, 2020, the Company had an accumulated deficit of $359,495.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. At March 31, 2020, the Company had $257,424 of cash and cash equivalents and short‑term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, and funded research and development programs, to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations through at least the end of 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC,  regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB. As permitted under these rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted.

The accompanying interim balance sheet as of March 31, 2020, the statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the statement of stockholders equity and the statement of cash flows for the three months ended March 31, 2020 and 2019 and the related footnote disclosures are unaudited. In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements as of and for the year ended December 31, 2019 and include all adjustments, which are all normal recurring adjustments necessary for the fair presentation of the interim financial statements. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2020, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these financial statements include accruals related to research and development expenses, assumptions used to record stock‑based compensation expense, and the valuation allowance on the Company's deferred tax assets.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

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

The Company’s cash equivalents and marketable securities at March 31, 2020 and December 31, 2019 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2020 and December 31, 2019, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per common share is computed by adjusting the weighted average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti‑dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect, for the periods indicated:

	March 31,
	2020	2019
Stock options	4,058,347	3,708,819
Restricted stock units	118,662	—
Potential common shares	4,177,009	3,708,819

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for the Company for annual and interim reporting periods beginning after December 15, 2022.

Effective January 1, 2019 the Company adopted FASB ASU 2016‑02, Leases (Topic 842), or ASU 2016‑02.  ASU 2016‑02 requires lessees to recognize a right-of-use, or ROU, asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018. The original guidance required application on a modified retrospective basis with the earliest period presented.  In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, as the date of initial application of transition, which the Company has elected. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.  As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both an operating lease right-of-use asset of $3,265 and a lease liability of $3,636.  Additional information and disclosures required by this new standard are contained in Note 5, Right Of Use Asset and Lease Liability.

In December 2019, the FASB issued ASU 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. We are currently assessing the impact of this standard on our financial condition and results of operations.

3. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2020	2019
Research and development costs	$7,147	$8,059
Professional fees	1,613	1,439
Payroll related	2,370	3,655
Other	147	377
Accrued expenses	$11,277	$13,530

4. Fair Value of Financial Assets and Liabilities

As of March 31, 2020 and December 31, 2019, the carrying amount of cash and cash equivalents and short‑term investments was $257,424 and $292,459, respectively, which approximates fair value. Cash and cash equivalents and short‑term investments includes investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	March 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money Market Funds	$51,714	$—	$—	$51,714
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	201,648	—	201,648
Total	$51,714	$201,648	$—	$253,362

	Fair value Measurements as of
	December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$8,885	$—	$8,885
Money Market Funds	53,014	—	—	53,014
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	230,165	—	230,165
Total	$53,014	$239,050	$—	$292,064

Marketable Securities

The following tables summarize the Company's marketable securities:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$201,575	$348	$(275)	$201,648
	$201,575	$348	$(275)	$201,648

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$230,155	$54	$(44)	$230,165
	$230,155	$54	$(44)	$230,165

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 5.25 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of March 31, 2020, the Company has not entered into any lease arrangements classified as a finance lease.

Under ASC 842, the Company determines, at the inception of the contract, whether the contract is or contains a lease based on whether the contract provides the Company the right to control the use of a physically distinct asset or substantially all of the capacity of an asset. Leases with an initial noncancelable term of twelve months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are classified as short-term leases.  The Company has elected as an accounting policy to exclude from the consolidated balance sheets a right of use asset and lease liability for short-term leases.

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

As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both an operating lease right-of-use asset of $3,265 and a lease liability of $3,636.  The standard did not materially impact the consolidated statement of cash flows and had no impact on the consolidated statement of operations.

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

The Company’s corporate headquarters is located in Boston, Massachusetts.  This facility houses the Company’s research, clinical, regulatory, commercial and administrative personnel.  In August 2018, the Company amended its existing lease agreement and the new lease term commenced May 2019 and has a term of six years with a five-year renewal option to extend the lease. As of January 1, 2019, the Company has not included the five-year renewal option to extend the lease in its measurement of the ROU asset or lease liability. Rent expense, or operating lease costs, for the three months ended March 31, 2020 and 2019, was $138 and $177, respectively.

Supplemental cash flow information related to the Company’s lease for the three months ended March 31, 2020, includes cash payments of $195 used in the measurement of its operating lease liability.

The following table presents the maturities of the Company’s operating lease liability related to office space as of March 31, 2020, all of which is under a non-cancellable operating lease:

Operating Lease
Remainder of 2020	$591
2021	802
2022	818
2023	834
2024	851
Thereafter	502
Total operating lease payments	4,398
Less: imputed interest	952
Total operating lease liability	$3,446

6. Common Stock

On October 18, 2019 the Company completed a public offering of 9,324,324 shares of common stock at an offering price of $18.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,216,216 additional shares of common stock. The Company received net proceeds of $161,352 after deducting underwriting discounts, commissions and offering expenses.

On January 6, 2020, the Company announced that Keith Gottesdiener, M.D., the Company’s Chief Executive Officer and President, will step down from his roles with the Company. Dr. Gottesdiener stepped down from his roles as CEO, President and member of the Board of Directors following the submission of the Company’s NDA filing on March 27, 2020.

In connection with the above announcement, the Company and Dr. Gottesdiener entered into a separation agreement which entitles Dr. Gottesdiener to certain severance payments and benefits as set forth therein.  The Company modified certain equity awards held by Dr. Gottesdiener. The modification included the continuation of vesting of stock options through the end of December 31, 2020 and an extension of the post-termination exercise period for vested options from 90 days to up to two years. In connection with this modification, the Company recorded an incremental compensation charge of $2,811 during the three months ended March 31, 2020.

As of March 31, 2020,  an  aggregate  of 8,633,042  shares  of  common  stock  were  reserved  for  future issuance  under  our  stock  plans,  including  outstanding stock options and restricted stock units to purchase 7,620,670 shares of common stock and 1,012,372 shares available for future grant under our 2017 Employee Stock Purchase Plan.

7. Related‑Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $860 and $596 for the three months ended March 31, 2020 and 2019, respectively. Outstanding payments due to these related parties as of March 31, 2020 and December 31, 2019 were $237 and $264, respectively, and were included within accounts payable on the balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q,, including without limitation statements regarding: our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; our ability to negotiate our collaboration agreements, if needed; our marketing, commercial sales, and revenue generation; expectations surrounding our manufacturing arrangements; the impact of the novel coronavirus, or COVID-19, pandemic on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements.  These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks and uncertainties, many of which are beyond our control, and other important factors which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders which are characterized by early-onset, severe obesity and an insatiable hunger or hyperphagia. Our lead product candidate is setmelanotide, a potent melanocortin‑4 receptor, or MC4R, agonist for the treatment of rare genetic disorders of obesity. We believe setmelanotide, for which we have exclusive worldwide rights, has the potential to restore dysfunctional MC4R signaling due to impaired MC4R pathway function.  MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity.

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

We recently reported positive topline Phase 3 data in POMC deficiency obesity and LEPR deficiency obesity, and have previously demonstrated proof of concept in Phase 2 clinical trials in BBS and Alström syndrome. In these four genetic disorders of extreme and unrelenting appetite and obesity, setmelanotide has dramatically reduced both weight and hunger. The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin melanocortin pathways. The Breakthrough Therapy designation currently covers indications for POMC deficiency obesity, LEPR deficiency obesity, BBS and Alström syndrome. We submitted a new drug application, or NDA, for setmelanotide for the treatment of POMC deficiency obesity and LEPR deficiency obesity on March 27, 2020.

We have demonstrated proof of concept in our Phase 2 clinical trial in BBS and Alström syndrome, and met with the FDA in May 2018 to discuss a combined pivotal Phase 3 clinical trial in these indications. Based on these discussions with the FDA, we initiated this Phase 3 trial in December 2018 and we completed enrollment in December 2019 and expect to report topline data at the end of 2020 or early in the first quarter of 2021. We have ongoing Phase 2 clinical trials, referred to as our Basket Study, in MC4R pathway heterozygous deficiency obesity and POMC epigenetic disorders, which we expanded in the second half of 2019 to include the following additional indications: SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith‑Magenis syndrome. We reported preliminary results in MC4R pathway heterozygous deficiency obesity in March 2019 and expect to report additional data in this indication in 2020. We also plan to report additional data from one or more of the other Basket Study indications in 2020.  In total, approximately 450 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

We have acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize T‑3525770, now RM‑853. RM‑853 is a potent, orally available ghrelin o‑acyltransferase inhibitor currently in preclinical development for Prader‑Willi Syndrome, or PWS. PWS is a rare genetic disorder that results in hyperphagia and early‑onset, life‑threatening obesity, for which there are no approved therapeutic options. We have assumed sole responsibility for the global product development and commercialization of RM‑853. Takeda received an upfront fee of $4.4 million in shares of our common stock, and will receive back‑end development milestones, and single‑digit royalties on future RM‑853 sales. We expect to file an investigational new drug application for RM‑853 in 2020.

We currently have 70 employees.  Of these employees, 45 are engaged in research and development activities, 11 are engaged in pre‑commercialization activities and 14 are engaged in support administration, including finance, IT and human resources. In the near‑term, we expect to expand our research, clinical development and commercial personnel, in particular, and will incur increased expenses as a result.  We also leverage skilled experts, consultants, contract research organizations, or CROs, and contractors to assist in managing our research and development operations under the leadership and direction of our management.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated any product revenue and have financed our operations primarily through the proceeds received from the sales of common and preferred stock as well as capital contributions from the former parent company, Rhythm Holdings LLC, or the LLC entity.  Since our initial public offering, or IPO, on October 10, 2017 through our October 18, 2019 public offering, we have raised aggregate gross proceeds of our common stock of approximately $484.5 million before deducting underwriting discounts, commissions and offering related transaction costs.  We will not generate revenue from product sales until we successfully complete development and obtain regulatory approval for setmelanotide, which we expect will take a number of years and is subject to significant uncertainty. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of March 31, 2020 we had an accumulated deficit of $359.5 million. Our net losses were $34.2 million and $29.0 million for the three months ended March 31, 2020 and 2019, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of March 31, 2020, our existing cash and cash equivalents and short‑term investments were approximately $257.4 million. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses through at least the end of 2021.

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

Impact of Novel Coronavirus

We are closely monitoring how the spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, we have closed our executive offices with all employees continuing their work outside of our offices and travel has been restricted. We currently continue to expect to meet disclosed timelines for reporting data from our pivotal Phase 3 trial in BBS and Alström syndrome and our Basket Study. We are continuing our regular interactions with the FDA and EMA and based on current information, we do not anticipate COVID-19 to materially affect our regulatory timelines for POMC deficiency obesity or LEPR deficiency obesity. We do not currently anticipate any disruption in the clinical supply of setmelanotide and our CMOs have indicated that they have appropriate plans and procedures in place to ensure uninterrupted future supply of clinical and commercial-grade setmelanotide, subject to potential limitations on their operations due to COVID-19.    As a result, we do not currently expect that the COVID-19 pandemic will have a material impact on our business, results of operations and financial condition.  At this time, however, there is significant uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies,  clinical trials and our commercialization prospects.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The following table summarizes our current research and development expenses:

	Three Months Ended
	March 31,
Research and development summary	2020	2019
Research and development expense	$22,504	$22,761

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended
	March 31,
Selling, general and administrative summary	2020	2019
Selling, general and administrative expense	$12,796	$7,759

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These items are monitored and analyzed by us for changes in facts and circumstances on an ongoing basis, and material changes in these estimates could occur in the future.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2020, there were no significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$22,504	$22,761	$(257)	(1)%
Selling, general, and administrative	12,796	7,759	5,037	65%
Total operating expenses	35,300	30,520	4,780	16%
Loss from operations	(35,300)	(30,520)	(4,780)	16%
Other income, net	1,136	1,546	(410)	(27)%
Net loss	$(34,164)	$(28,974)	$(5,190)	18%

Research and development expense. Research and development expense decreased by $0.3 million to $22.5 million in 2020 from $22.8 million in 2019, a decrease of 1%. The decrease was primarily due to the following:

•

a  decrease of $2.7 million related to our clinical trial associated with the GO-ID genotyping study.  This study is nearing its completion and we have begun to gather and analyze the results from the study; and

•	a decrease of $1.2 million related to genetic sequencing efforts, as the near-completion of the GO-ID study resulted in lower sequencing volume.

The above decreases were partially offset by:

•	an increase of $1.0 million related to consulting services to assist in the submission of our NDA to the FDA on March 27, 2020;
•

an increase of $0.9 million related to our clinical trials associated with setmelanotide.  We continue to expand the Phase 2 basket study, our long-term extension study and the Phase II study of a weekly formulation of setmelanotide;

•	an increase of $0.9 million primarily related to the manufacturing of setmelanotide API for clinical trials and commercial supply; and
•

an increase of $0.6 million due to the hiring of additional personnel related to community building and education efforts for physicians, care providers and patients who are facing rare genetic disorders of obesity.

Selling, general and administrative expense. Selling, general and administrative expense increased by $5.0 million to $12.8 million in 2020 from $7.8 million in 2019, an increase of 65%. The increase was primarily due to the following:

•	a charge of $3.5 million related to the separation agreement and modification of stock options for our former chief executive officer upon his departure on March 27, 2020; and
•

an increase of $1.2 million related to efforts to drive patient engagement and disease awareness about rare genetic causes of obesity and prepare for the potential commercialization of setmelanotide in the U.S.

Net loss. Net loss increased by $5.2 million to $34.2 million in 2020, from $29.0 million in 2019. The increase in net loss was primarily due to the increase in selling, general and administrative expenses discussed above.

Liquidity and Capital Resources

As of March 31, 2020, our cash and cash equivalents and short‑term investments were approximately $257.4 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,098)	$(31,378)
Investing activities	28,873	23,541
Financing activities	707	316
Net increase in cash, cash equivalents and restricted cash	$(6,518)	(7,521)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $36.1 million for the three months ended March 31, 2020 and consisted primarily of a net loss of $28.6 million adjusted for non‑cash items, which consisted of non-cash stock‑based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $7.5 million from an increase in prepaid expenses and decreases in accounts payables and accrued expenses associated with our CROs,  CMOs and consultants due to the timing of payments.

Net cash used in operating activities was $31.4 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $26.0 million adjusted for non‑cash items, which consisted of non-cash stock‑based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $5.4 million for an increase in prepaid expenses associated with our CROs and timing of payments for the decrease in accounts payables.

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2020 relates to the net maturities of short‑term investments.

Net cash provided by investing activities for the three months ended March 31, 2019 relates to the net purchases of short‑term investments of $24.4 million, partially offset by $0.8 million of cash used for tenant improvements related to our new office space.

Net cash provided by financing activities

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2020, which represents net proceeds from purchases made under our 2017 Employee Stock Purchase Plan and proceeds from the exercise of stock options.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2019, which represents net proceeds from purchases made under our 2017 Employee Stock Purchase Plan and proceeds from the exercise of stock options.

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

We expect that our existing cash and cash equivalents and short term investments will enable us to fund our operating expenses through at least the end of 2021.  We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of clinical trials for our setmelanotide program;
•	the costs, timing and outcome of regulatory review of our setmelanotide program;
•	the costs to commercialize setmelanotide, if approved, by building an internal sales force or entering into collaborations with third parties and providing support services for patients;
•	the obligations owed to Ipsen Pharma S.A.S., or Ipsen, Camurus AB, or Camurus, and Takeda pursuant to our license agreements;
•	the extent to which we acquire or in‑license other product candidates and technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims; and
•	our ability to establish and maintain additional collaborations on favorable terms, if at all.

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

In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q as this continues to evolve globally. See “Impact of Novel Coronavirus” above and “Risk Factors— The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies,  clinical trials and our commercialization prospects.” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of the possible impact of the COVID-19 pandemic on our business.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements.  From August 2015 through August 2017, we raised aggregate gross proceeds of $81.0 million through our issuance of series A preferred stock. Since our IPO, in October 2017, through our October 2019 public offering, we have raised aggregate net proceeds of approximately $450.0 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs.

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

Contractual obligations

As of March 31, 2020, there were no material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off‑Balance Sheet Arrangements

We did not have during the period presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our management completed an evaluation, as of March 31,  2020, with the participation of our principal executive officer and principal financial officer, as to the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is currently in Phase 3 clinical development for four indications, POMC deficiency obesity, LEPR deficiency obesity, Bardet‑Biedl syndrome, or BBS, and Alström syndrome and in Phase 2 clinical development for other indications. We have funded our operations to date primarily through the proceeds from the sales of common stock and preferred stock as well as capital contributions from our former parent, Rhythm Holdings LLC, or the LLC entity, and have incurred losses in each year since our inception.  See “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Corporate Background.”

Our net loss and comprehensive losses were $34.2 million and $29.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $359.5 million.  Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for setmelanotide, we will incur significant sales, marketing and outsourced manufacturing expenses. We will incur costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

•

continue to initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approvals for setmelanotide as a treatment for obesity caused by genetic deficiencies affecting the MC4R pathway;

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

From August 2015 through August 2017, we raised aggregate gross proceeds of $81.0 million through our issuance of series A preferred stock. Since our initial public offering, or IPO, through our October 18, 2019 public offering, we have raised aggregate net proceeds of approximately $450.0 million through the issuance of our common stock after deducting underwriting discounts, commissions and estimated offering related transaction costs.  As of March 31, 2020, our cash and cash equivalents and short-term investments were approximately $257.4 million. We expect our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses through at least the end of 2021.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain regulatory approval for, and to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

The historical financial information we have included in this Quarterly Report on Form 10-Q may not reflect our future results of operations, financial position and cash flows because our historical financial information does not reflect changes that we have incurred and expect to continue to incur as we transition to a commercial company including changes in cost structure, personnel needs, financing and operations of our business.  In addition, our financial results may vary from quarter to quarter and from year to year in response to a variety of factors beyond our control.  As a result, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

Risks Related to the Development of Setmelanotide

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, the results of our Phase 3 clinical trials for POMC and LEPR deficiency obesities that we have publicly disclosed consist of topline data and further analyses of data obtained from these trials. We make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published or reported. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, may disagree with our interpretation of clinical results obtained from our Phase 3 clinical trials for POMC and LEPR deficiency obesities, our results do not guarantee that the New Drug Application, or NDA, we have submitted will be filed for substantive review or will support regulatory approval, and, even if our Phase 3 data are deemed to be positive by the FDA or EMA, the FDA or EMA may disagree with other aspects of the NDA or planned Marketing Authorization Application, or MAA, submission and, as a result, the FDA or the European Commission may decline to approve setmelanotide for the proposed indications.

We have reported positive topline data from our Phase 3 clinical trials for POMC and LEPR deficiency obesities. However, even if we believe that the data from the trial are positive, the FDA or EMA could determine that the data from such trials were negative or inconclusive, not sufficiently meaningful from a clinical perspective or could reach different conclusions than we have on the same data. Negative or inconclusive results of a clinical trial or a difference of opinion could cause the FDA or the European Commission to decline to approve our applications or cause the FDA or EMA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results to the satisfaction of the FDA or EMA or that the FDA or EMA will agree with our interpretation of the results. Any such determination by the FDA or EMA would delay the timing of our commercialization plan for setmelanotide or prevent its further development, and adversely affect our business operations. Additionally, the FDA or EMA may not accept our NDA for review and may provide commentary at any time during the review process which could require us to submit additional information and delay the review timeline, adversely affect the review process, or even prevent the approval of setmelanotide, any of which would adversely affect our business. We may not be able to appropriately remedy issues that the FDA or EMA may raise in its review of our NDA submission or equivalent EU submission, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA or EMA.

There is no guarantee that the data obtained from our Phase 3 clinical trials for POMC and LEPR deficiency obesities will be supportive of, or guarantee, a successful NDA or MAA submission, or result in our obtaining FDA or the European Commission’s approval of setmelanotide in a timely fashion and for a commercially viable indication, or at all. For example, the FDA or EMA could determine that the trials did not meet their objectives or the FDA or EMA could still have concerns regarding the conduct of the Phase 3 trials. At any future point in time, the FDA or EMA could require us to complete further clinical or preclinical trials, or take other actions which could delay or preclude any NDA submission or approval of the NDA or MAA and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all, nor is there any guarantee that FDA or EMA would consider any additional information complete or sufficient to support approval. Following any NDA submission, the FDA may hold an advisory committee meeting to obtain committee input on the safety and efficacy of setmelanotide. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the product candidate under review. Advisory committee decisions are not binding but an adverse decision at the advisory committee may have a negative impact on the regulatory review of setmelanotide. Additionally, we may choose to engage in the dispute resolution process with the FDA if we do not receive approval, which could extend the timeline for any potential approval.

There is no assurance that our planned submission with the EMA will be submitted within the timeframes we expect. Further, there is no guarantee that the data included in any regulatory submissions will be deemed sufficient by the FDA or EMA for approval. There is no guarantee that the FDA or EMA will deem our trial protocols or results from the study sufficient when they are formally reviewed as a part of an NDA or EU equivalent submission even though we discussed the design of the trials with FDA and EMA prior to commencing the trials. The FDA and EMA each have significant discretion in the review process, and we cannot predict whether the FDA or EMA will agree with our conclusions regarding the results of the Phase 3 trials, including whether our data are reliable and generalizable.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway. However, we have completed the key toxicology studies that the FDA will require for our first NDA submission, and which we believe outlines the studies the EMA will require for MAA submission, which include, among others, chronic toxicity studies, reproductive and developmental toxicity studies, and juvenile toxicology studies. Based on the totality of animal testing results to date, including the lack of any observed genotoxicity or tissue proliferative activity of setmelanotide in chronic toxicity studies, the FDA has agreed to permit us to defer carcinogenicity studies until after approval of an NDA for setmelanotide. While we may submit carcinogenicity study results in the NDA submission to support regulatory approval, we may decide to defer the submission of all carcinogenicity studies until after we receive regulatory approval to market setmelanotide in the United States.

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

•U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for early onset, severe obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for POMC deficiency obesity patients (including both POMC and proprotein convertase subtilisin/kexin 1, or PCSK1, gene disorders) of approximately 0.06%.

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

•U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for early onset, severe obese children (99th percentile at ages two to 17 years old);

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

•POMC or LEPR Heterozygous Deficiency Obesities, or HET obesity.  Our addressable patient population estimate for patients with high-impact variants (the subset of POMC or LEPR heterozygous patients with loss of function variants such as truncations, frame-shift, and splice variants, as well as well‑characterized, published missense variants likely to cause loss‑of‑function variants of the MC4R pathway, expected to be most responsive to setmelanotide) is approximately greater than 20,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for early onset, severe obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for patients with high‑impact heterozygous variants of approximately 0.7%.

 •POMC Epigenetic Disorders.  There is currently no epidemiology data that defines the prevalence of POMC epigenetic disorders.

•SRC1 Deficiency Obesity.  Our addressable patient population estimate for SRC1 deficiency obesity is approximately greater than 23,000 patients in the United States. This estimate is based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for early onset, severe obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for SRC1 deficiency obesity patients of approximately 2.5% prior to application of functional and computational filters.

•SH2B1 Deficiency Obesity.  Our addressable patient population estimate for SH2B1 deficiency obesity is approximately greater than 24,000 patients in the United States. This estimate is based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for early onset, severe obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for SH2B1 deficiency obesity patients of approximately 1.8% prior to application of functional and computational filters.

•MC4R Deficiency Obesity.  Our addressable patient population estimate for MC4R deficiency obesity is approximately greater than 10,000 patients in the United States. This estimate is based on:

•U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for early onset, severe obese children (99th percentile at ages two to 17 years old); and

•our internal sequencing yield for MC4R deficiency obesity patients of approximately 2.0% prior to application of functional filters.

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

We have started treating patients six years and older in our trials.  Our aim is to gain regulatory approval and labeling for patients six years of age and older. We have only recently received permission from the FDA and other equivalent competent authorities in the EU member states to enroll these younger patients, aged six to eleven, in our pivotal trials. However, there may be issues that preclude the ultimate approval and labeling, if any, including, but not limited to, potential disagreement on dose titration, or delivery methods for small doses, or the suitability of patient reported outcomes in younger patients, the clinical endpoints in rapidly growing patients, as well as avoiding over‑suppression of normal appetite in adolescents. In addition, the competent authorities in the EU member states may consider the PEG vehicle in the product to carry additional risks in pediatric patients, and we may look to new formulations, such as our once-weekly formulation, as being more suitable to younger pediatric patients. We also may not have one-year clinical data in six to eleven year old patients at the time of the NDA submission for POMC deficiency obesity and LEPR deficiency obesity, if we begin recruiting six to eleven year old patients into our pivotal trials, though we can provide one-year clinical data when it becomes available. We cannot predict if the FDA or the European Commission in the EU will approve and issue a marketing authorization for setmelanotide for use in younger pediatric patients, nor provide an estimate for the timing for approval, if any, for the use of setmelanotide for such patients. Furthermore, if the FDA or the European Commission in the EU do not approve or grant marketing authorization for the use of setmelanotide in this population, we will not be permitted to promote the use of setmelanotide for these patients, even if  setmelanotide is approved in the United States by the FDA and authorized to be placed on the market in the EU by the European Commission for use in patients twelve and older. Even if approved, the promotion of setmelanotide for uses that are not approved by the FDA or authorized in the EU constitutes off-label promotion. The off-label promotion of medicinal products is prohibited in the United States and EU. Breach of the rules governing the promotion of medicinal products in the United States and EU are subject to administrative enforcement and judicial action, including fines and imprisonment.

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

We recently announced positive topline results from pivotal Phase 3 clinical trials for setmelanotide for POMC deficiency obesity and LEPR deficiency obesity.  These trials are overlapping in timing and duration and we have submitted one NDA for these two indications, which may have an impact on NDA timing and complexity.

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

We have also initiated Phase 2 clinical trials, referred to as our Basket Study, for POMC and other MC4R pathway heterozygous deficiency obesities and POMC epigenetic disorders. Based on results from our genetic sequencing programs, we expanded our Basket Study in the second half of 2019 to include SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith-Magenis syndrome. We anticipate that the Basket Study may be more complex than the Phase 2 clinical trials for which we have achieved proof of concept, and will include larger numbers of subjects to be enrolled.  In addition, we anticipate that we will have to define a subset of heterozygous patients for whom setmelanotide will have a clinically meaningful impact, and this may take more patients and more time to develop than other indications for setmelanotide.  In March 2019, we announced data for High Impact Het patients (the subset of MC4R pathway heterozygous patients with well-characterized, published, high-impact loss-of-function variants, that we expect to be most responsive to setmelanotide).  However, the data from these initial patients is limited and preliminary, and further clinical study is needed to determine if the results in this subset of patients is both robust and consistent.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.  Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA or other equivalent competent authorities in foreign jurisdictions, the IRBs or ethics committees at the sites where the IRBs or the ethics committees are overseeing a clinical trial, a data and safety monitoring board, or DSMB, or Safety Monitoring Committee, or SMC, overseeing the clinical trial at issue or other equivalent competent authorities due to a number of factors, including, among others:

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

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies,  clinical trials and our commercialization prospects.

In December 2019, a novel strain of coronavirus, which causes COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, Canada and Europe, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the

World Health Organization declared the outbreak of COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020, through May 4, 2020. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by this order. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office with all employees continuing their work outside of our office and restricted travel.  If the COVID-19 coronavirus continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies,  clinical trials and our commercialization prospects, including:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facility;
•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	refusal of the FDA to accept data from clinical trials in affected geographies;
•	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and

•	delays in the receipt of marketing authorizations for our product candidates, which could materially affect our commercialization plans.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies,  clinical trials and our commercialization prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, the recession or economic downturn resulting from the spread of COVID-19 could materially affect our business.

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

To our knowledge, no sponsor of an approved drug has yet used PRO or ORO questionnaires to generate data on hyperphagia or hunger mitigating endpoints. Because we may be relying on clinical endpoints that have not previously been the subject of prior FDA approvals, there is a risk that the FDA or other equivalent competent authorities in foreign jurisdictions may not consider the endpoints to provide evidence of clinically meaningful results or that results may be difficult for the FDA or other equivalent competent authorities in foreign jurisdictions to interpret, in particular for the pediatric age group. If we experience delays in our ongoing validation of our PRO or ORO questionnaires, or do not receive agreement with those proposed questionnaires based on the conceptual framework, content reliability, other measures of validity, or their ability to detect changes in hyperphagia or hunger, or we experience difficulties in the methods of statistical analysis for hunger and hyperphagia, we may experience delays in our trials or in product approval as well as be unable to reference data on hyperphagia or hunger in our product labeling, if any. Finally, our Phase 3 clinical trials assess hunger using multiple methods, some of which were previously used in Phase 2, but some of which were initiated in Phase 3 trials and for which little data is available. Hence it is possible that the effects on hunger seen in Phase 2 trials may differ with some of the methodologies for assessing hunger being used in Phase 3 trials, or may not support language in the proposed product labeling.

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

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and they are subject to our further review and analysis. There has been only a single serious adverse event, or SAE, reported in a patient taking setmelanotide and attributed as possibly related to treatment in our clinical trials.  In our Phase 2 clinical trial with once daily SC injection, one patient was hospitalized for unusual chest pain, but no evidence of any serious respiratory or cardiac cause was found after careful evaluation and the event was attributed to musculoskeletal pain.  There were no treatment related changes in physical examination, except as noted below, and few, if any, clinically relevant changes in electrocardiograms, laboratory data and/or anti-drug antibodies. In addition to the SAE described above, there have been a moderate number of additional incidents overall which have led to SAEs in the full development program, which have been determined not to be related to setmelanotide treatment. These have included patients on setmelanotide, as well as patients who were not taking setmelanotide.  There has been no pattern to these unrelated serious adverse experiences.  There has also been a SAE with respect to a study participant on setmelanotide in our Phase 3 pivotal study for LEPR deficiency obesity who died in a fatal motor vehicle accident, in which the driver lost control, and our study participant was a passenger.  This was determined not to be related to setmelanotide treatment.  In addition, one study participant withdrew from our Phase 3 pivotal study for LEPR deficiency obesity before the end of the titration due to mild hypereosinophilia, which was determined not to be related to setmelanotide treatment.

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

Although we have been granted orphan drug designation for setmelanotide in treating POMC deficiency obesity, LEPR deficiency obesity,  Bardet-Biedl syndrome and Alström syndrome in both the United States and the EU, and Prader-Willi syndrome in the EU, we may be unable to obtain orphan drug designation for other uses or to obtain exclusivity in any use. Even with exclusivity, competitors may obtain approval for different drugs that treat the same indications as setmelanotide.

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

We have been granted orphan drug designation for setmelanotide in treating POMC deficiency obesity, LEPR deficiency obesity,  BBS and Alström syndrome in both the United States and the EU.  We have been granted orphan designation for setmelanotide in treating Prader-Willi syndrome in the EU.  There can be no assurance that the FDA or the European Commission will grant such designation for setmelanotide for other uses. For example, if the FDA were to refuse to recognize all MC4R pathway deficiencies as separate diseases or conditions, the population of patients in the United States with a particular disease or condition, as defined by the FDA, who would be appropriate candidates for setmelanotide could be more than 200,000 or more individuals.  In that event, the drug may not qualify for orphan drug designation by the FDA, even if the population of patients with a specific MC4R pathway deficiency for which we seek approval is lower than 200,000. Additionally, the designation of setmelanotide as an orphan drug does not guarantee that the FDA will accelerate regulatory review of, or ultimately approve, setmelanotide.

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

We have entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus’ drug delivery technology, FluidCrystal, to formulate once-weekly setmelanotide. This formulation, if successfully developed for setmelanotide, will be delivered subcutaneously, similar to our once-daily formulation, except that we anticipate it will be injected once weekly. The initial Phase 1 pharmacokinetic data from healthy obese volunteers supports once-weekly dosing, but has only been administered for short durations, with longer studies in process. It is possible that the tolerability profile and/or pharmacokinetics in patients will not be similar to that of healthy obese volunteers, making development of this product more complex. In addition, while we have started consultations with regulatory authorities about the path for approval of the once-weekly formulation, we cannot yet estimate the requirements for non-clinical and clinical data, manufacturing program, time, cost, and probability of success for approval.  A medicinal product called Buvidal in the EU and Brixadi in the United States (buprenorphine,) that contains the Camurus formulation has been authorized to be marketed in the EU by the European Commission to treat dependence on opioids. In December 2018, Brixadi was granted tentative approval for treatment of Opioid Use Disorder, or OUD, in the United States, subject to expiration of an exclusivity period granted to another product, Sublocade, which is based upon a different formulation of buprenorphine.  Excluding this, Camurus formulations have not been approved for any product by the FDA at this time, which further complicates our understanding for the path to approval.

We are seeking FDA approval of the once-daily formulation in the initial NDA submission for POMC deficiency obesity and LEPR deficiency obesity, and to seek approval of the once-weekly formulation at a later time.  While we plan to develop the once-weekly formulation, or to develop other new and useful formulations and delivery technology for setmelanotide, we cannot estimate the probability of success, nor the resources and time needed to succeed. If we are unable to gain approval and utilize the once-daily formulation and/or the once-weekly formulation, or to develop new formulations, setmelanotide may not achieve significant market acceptance and our business, financial condition and results of operations may be materially harmed.

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

We currently contract with various third parties for the manufacture of setmelanotide and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with three CMOs: Corden Pharma Brussels S.A, or Corden, (formerly Peptisyntha SA prior to its acquisition by Corden), PolyPeptide Group, Baine L’Alleud, or PPL, and Neuland Laboratories, in connection with certain process development and manufacturing services for regulatory starting materials and/or drug substance, or API in connection with the manufacture of setmelanotide. We have also entered into a process development and manufacturing services agreement with Recipharm Monts S.A.S, or Recipharm, under which Recipharm will provide certain process development and manufacturing services in connection with the manufacture of setmelanotide drug product. Under our agreements, we pay these third parties for services in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. The agreement with Corden also provides that, subject to certain conditions, for a period following each product launch date, we will source from Corden a portion of our requirements for that product being sourced from non‑affiliate third parties. We may need to engage additional third‑party suppliers to manufacture our clinical drug supplies. In the future, if we approach commercialization of setmelanotide or any future product candidate, we will need to engage other third parties to assist in, among other things, labeling, packaging, distribution, post‑approval safety reporting and pharmacovigilance activities. We cannot be certain that we can engage third‑party suppliers on terms as favorable as those that are currently in place.

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

Moreover, as a result of the COVID-19 pandemic, certain of our suppliers and CMOs in Europe may be affected, which could disrupt their activities. As a result, we could face difficulty sourcing key components necessary to produce supply of setmelanotide, which may negatively affect our clinical development activities. If the COVID-19 coronavirus further impacts business operations, including our CMOs and suppliers, we could face additional disruption to our supply chain that could affect the supply of drug product for both the preclinical and clinical trials. Additionally, as our CMOs are producers of drug substances and drug products, including vaccines and therapeutics, they could be compelled by a national government, or choose themselves, to shift their resources to the production of a COVID-19 vaccine and/or therapeutics for COVID-19, which could disrupt any scheduled drug substance or drug product batches we may have and may prevent us from obtaining supplies for our programs in a timely manner to meet our development timelines.

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

We are not permitted to market setmelanotide in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdictions until we receive the requisite approval from the competent authorities in such countries. We have three Phase 3 clinical trials underway, one each for the treatment of POMC deficiency obesity and LEPR deficiency obesity, and a third combined Phase 3 trial for BBS and Alström syndrome. We recently reported topline data in our Phase 3 clinical trials for the treatment of POMC deficiency obesity and LEPR deficiency obesity and based on these results, we submitted an NDA to the FDA on March 27, 2020.  Under our current development program, we are conducting a single Phase 3 clinical trial for POMC deficiency obesity. To date, in our ongoing discussions with the FDA, the FDA has not asked for additional Phase 3 trials in POMC deficiency obesity, but the FDA could still require us to conduct additional Phase 3 clinical trials for this indication. Moreover, for POMC deficiency obesity, the FDA has provided clear advice in the past, but could at any time alter its previous advice on many aspects of the trial—the small size, the primary and key secondary endpoints, the open label design, the amount of past medical history available on individual patients, the statistical analysis plan, the definition of clinically‑relevant success for the protocol, entry of patients ages six or over—all of which may impact the timing and ability to obtain FDA approval. For example, the FDA asked us in December 2017 to switch the order of our primary and key secondary endpoints for weight in our POMC deficiency Phase 3 protocol. While this might be favorable as the new primary endpoint has increased statistical power—the ability to produce a positive study result—this change occurred after the Phase 3 trial had started and may result in additional complexities such as more attention to compliance and retention. There are other aspects of the trial for which we have not received advice from the FDA, such as the number of U.S. versus non‑U.S. patients and the number of patients with POMC gene defects versus the number of patients with PCSK1 defects, which could also impact the timing of and our ability to obtain FDA approval. We have also received FDA comments that indicate the Phase 3 program for LEPR deficiency obesity can be similar to POMC deficiency obesity and are conducting our Phase 3 trial for LEPR deficiency obesity in a similar way based in part on those comments.  Similarly, the preliminary FDA advice on the design of the BBS and Alström syndrome combined clinical Phase 3 study could, at any time, be altered by the FDA, including for example, the size of the trial, the type and importance of endpoints, the length of the trial, the ability to combine the two indications, the inclusion of pediatric patients and pediatric efficacy endpoints, the design for any placebo‑controlled aspect of the trial, as well as other factors that could impact on the ability of the trial to support registration.

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

Our plan is to expand our internal clinical development operations and capabilities so that we can continue to manage our Phase 3 clinical trials. We believe we have finalized the design, timing and size of our Phase 3 trial for POMC deficiency obesity with the FDA but we cannot assure you that the trial will not be subject to further modification.

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
•

if and when our NDA or our MAA is submitted and reviewed by an advisory committee, the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	if any NDA is approved, we may be required to conduct additional studies and clinical trials or other post-market requirements to assess possible serious risks;
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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

•

establishment of the Medicare Part D coverage gap discount program requiring manufacturers to provide a then 50% (and, effective January 1, 2019, 70%) point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

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

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the “individual mandate,”  effective January 1, 2019.  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA, or portions thereof, will affect our business.  It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2029. These reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures. These initiatives may result in additional reductions in Medicare and other healthcare funding and, if we obtain regulatory approvals, may otherwise affect the prices we may obtain for setmelanotide or the frequency with which setmelanotide is prescribed or used if approved.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which was fully implemented in 2019. At this time, it is unclear how the introduction of this Medicare quality payment program will impact overall physician reimbursement. The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. There have been several Congressional inquiries and proposed bills and regulatory initiatives designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.    Any specific reforms that may be enacted or implemented remain uncertain, both as to their substance and timing, and may affect a broad range of public policy considerations, including the Medicare and Medicaid programs and the FDA regulatory regime.

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

EU member states, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal data, including health and genetic data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on

May 25, 2018, repealing the Data Protection Directive and increasing our responsibility and liability in relation to the processing of personal data of EU subjects.

The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and AE reporting. In particular, these obligations include restrictions concerning the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised.

With respect to the transfer of personal data out of the EU, the GDPR provides that the transfer of personal data to countries that are not considered by the European Commission to provide an adequate level of data protection, including the United States, is permitted only on the basis of complying with specific legal steps, a number of which are subject to legal challenges.

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

 In January 2020, Keith M. Gottesdiener, M.D., resigned as our Chief Executive Officer and President and as a member of our board effective on March 27, 2020.  Recruiting and retaining a new Chief Executive Officer will be critical to our success. We are searching for a new Chief Executive Officer but may face challenges in finding a suitable candidate, and we may face risks related to this and any other transitions in our executive leadership team.  We anticipate that we will experience a transitional period until our new Chief Executive Officer is hired and fully integrated into their new role. We cannot provide any assurance that the transition in leadership will not result in a disruption that adversely impacts our business and employee morale.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 17.0% of our outstanding voting stock as of March 31, 2020.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We have incurred substantial losses during our history and we do not expect to become profitable in the near future and may never achieve profitability. Under the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year. Under the Code, we can carry forward certain NOLs of our subsidiaries to offset future taxable income, if any, until such losses are used or, for NOLs arising in taxable years ending on or before December 31, 2019, until such NOLs expire.  NOLs arising in taxable years ending after December 31, 2019 are not subject to expiration.  NOLs arising in taxable years beginning after December 31, 2019 may only be used to offset up to 80% of the corporation’s taxable income computed without taking into account NOL deductions.  Other unused tax attributes, such as research tax credits may also be carried forward to offset future taxable income, if any, until such credits are used or expire. As of December 31, 2019, we had approximately $268.0 million and $241.3 million of unused federal and state carryforwards of NOLs, respectively, and approximately $6.4 million and $1.9 million of unused federal and state carryforwards of research tax credits, respectively.  Of the federal NOL carryforwards at December 31, 2019, $194.8 million can be carried forward indefinitely.  Additionally, as of December 31, 2019, we had federal orphan drug credits related to qualifying research of $6.9 million.

If a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three‑year period, Sections 382 and 383 of the Code limit the corporation’s ability to use carryovers of its pre‑change NOLs, credits and certain other tax attributes to reduce its tax liability for periods after the ownership change. Our issuance of common stock pursuant to our June 2018 and October 2019 public offerings may result in a limitation under Code Sections 382 and 383, either separately or in combination with certain prior or subsequent shifts in the ownership of our common stock. As a result, our ability to use carryovers of pre‑change NOLs and credits to reduce our future U.S. federal income tax liability may be subject to limitations. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. Any such limitation could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 or 383 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of March 31, 2020, we have 44,088,390 shares of common stock outstanding.

The holders of approximately 7.9 million shares of our common stock, or approximately 18% of our total outstanding common stock as of March 31, 2020, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to vesting schedules. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an “emerging growth company,” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of

Section 404 of the Sarbanes‑Oxley Act of 2002, as amended, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected or may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earlier of (1) December 31, 2022, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (3) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period.

For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not applicable to emerging growth companies as described in the preceding risk factor.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or below $700 million if our annual revenue is less than $100 million) as of the last business day of our second fiscal quarter in any given year, which would allow us to take advantage of certain scaled disclosure requirements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any testing by our independent registered public accounting firm, when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To continue to achieve compliance with Section 404, we continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and have a negative effect on the trading price of our common stock.

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

Provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;
•	permit only the board of directors to establish the number of directors and fill vacancies on the board;
•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	prohibit cumulative voting;
•	authorize our board of directors to amend the bylaws;
•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
•	require a super-majority vote of stockholders to amend some provisions described above.

In addition, Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of fiduciary duty;
•	any action asserting a claim against us arising under the DGCL, our certificate of incorporation or our bylaws; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. If a court were to find this exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. Nothing in our certificate of incorporation will preclude stockholders that assert claims under the Securities Act or the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases  of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1*	Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated Bylaws.	S-1/A	9/25/2017	3.5
10.1*	Summary of Non-Employee Director Compensation Policy.
10.2*	Offer Letter, dated December 21, 2017, by and between the Company and Hunter C. Smith.
10.3*†	Amendment No. 1 to Development and Manufacturing and Services Agreement, dated as of February 20, 2020, by and between the Company and Corden Pharma Brussels S.A.
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

†  Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: May 4, 2020	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer, Treasurer and Secretary and Interim President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)