Form 10-Q
period 2020-06-30
RHYTHM PHARMACEUTICALS, INC.
filed 2020-08-03
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38223

RHYTHM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2159271
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

222 Berkeley Street

12th Floor

Boston, MA 02116

(Address of principal executive offices)

(Zip Code)

(857) 264-4280

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

The number of shares outstanding of the registrant’s Common Stock as of July 24, 2020 was 44,118,594.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$59,091	$62,294
Short-term investments	169,535	230,165
Prepaid expenses and other current assets	9,193	9,945
Total current assets	237,819	302,404
Property and equipment, net	3,331	3,671
Right-of-use asset	1,932	2,045
Restricted cash	403	403
Total assets	$243,485	$308,523
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,761	$10,415
Accrued expenses and other current liabilities	9,640	13,530
Lease liability	503	472
Total current liabilities	14,904	24,417
Long-term liabilities:
Lease liability	2,828	3,086
Total liabilities	17,732	27,503
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 44,115,612 and 43,996,753 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	44	44
Additional paid-in capital	615,691	606,307
Accumulated other comprehensive income	630	—
Accumulated deficit	(390,612)	(325,331)
Total stockholders’ equity	225,753	281,020
Total liabilities and stockholders’ equity	$243,485	$308,523

The accompanying notes are an integral part of these condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$22,997	$35,308	$45,501	$58,069
Selling, general, and administrative	8,921	8,841	21,717	16,600
Total operating expenses	31,918	44,149	67,218	74,669
Loss from operations	(31,918)	(44,149)	(67,218)	(74,669)
Other income (expense):
Interest income, net	801	1,353	1,937	2,899
Total other income, net	801	1,353	1,937	2,899
Net loss	$(31,117)	$(42,796)	$(65,281)	$(71,770)
Net loss per share, basic and diluted	$(0.71)	$(1.24)	$(1.48)	$(2.08)
Weighted-average common shares outstanding, basic and diluted	44,098,860	34,452,661	44,074,352	34,435,023

Other comprehensive loss:
Net loss	$(31,117)	$(42,796)	$(65,281)	$(71,770)
Unrealized gain on marketable securities	567	—	630	—
Comprehensive loss	$(30,550)	$(42,796)	$(64,651)	$(71,770)

The accompanying notes are an integral part of these condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2019	43,996,753	$44	$606,307	$—	$(325,331)	$281,020
Stock compensation expense	—	—	5,475	—	—	5,475
Issuance of common stock in connection with ESPP	18,673	—	324	—	—	324
Issuance of common stock in connection with exercise of stock options	72,964	—	383	—	—	383
Unrealized gain on marketable securities	—	—	—	63	—	63
Net loss	—	—	—	—	(34,164)	(34,164)
Balance at March 31, 2020	44,088,390	44	612,489	63	(359,495)	253,101
Stock compensation expense	—	—	3,028	—	—	3,028
Issuance of common stock in connection with exercise of stock options	27,222	—	174	—	—	174
Unrealized gain on marketable securities	—	—	—	567	—	567
Net loss	—	—	—	—	(31,117)	(31,117)
Balance at June 30, 2020	44,115,612	$44	$615,691	$630	$(390,612)	$225,753

Balance at December 31, 2018	34,410,725	$34	$430,824	$—	$(184,602)	$246,256
Stock compensation expense	—	—	2,644	—	—	2,644
Issuance of common stock in connection with ESPP	12,105	—	295	—	—	295
Issuance of common stock in connection with exercise of stock options	7,811	—	54	—	—	54
Unrealized gain on marketable securities	—	—	214	—	—	214
Net loss	—	—	—	—	(28,974)	(28,974)
Balance at March 31, 2019	34,430,641	34	434,031	—	(213,576)	220,489
Stock compensation expense	—	—	3,272	—	—	3,272
Issuance of common stock in connection with exercise of stock options	66,901	—	465	—	—	465
Unrealized gain on marketable securities	—	—	37	—	—	37
Net loss	—	—	—	—	(42,796)	(42,796)
Balance at June 30, 2019	34,497,542	$34	$437,805	$—	$(256,372)	$181,467

The accompanying notes are an integral part of these condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019

Operating activities
Net loss	$(65,281)	$(71,770)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	8,503	5,916
Depreciation and amortization	340	452
Non-cash rent expense	(114)	253
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(352)	(4,048)
Accounts payable, accrued expenses and other current liabilities	(8,923)	12,273
Net cash used in operating activities	(65,827)	(56,924)
Investing activities
Purchases of short-term investments	(43,413)	(69,875)
Maturities of short-term investments	105,147	142,687
Purchases of property and equipment	—	(3,126)
Net cash provided by investing activities	61,734	69,686
Financing activities
Proceeds from the exercise of stock options	566	519
Proceeds from issuance of common stock from ESPP	324	295
Net cash provided by financing activities	890	814
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,203)	13,576
Cash, cash equivalents and restricted cash at beginning of year	62,697	49,943
Cash, cash equivalents and restricted cash at end of year	$59,494	$63,519

The accompanying notes are an integral part of these condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc., or the Company, is a late-stage biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders which are characterized by early-onset, severe obesity and an insatiable hunger or hyperphagia. The Company’s lead product candidate is setmelanotide, a potent melanocortin-4 receptor, or MC4R, agonist for the treatment of rare genetic disorders of obesity. The Company believes setmelanotide, for which it has exclusive worldwide rights, has the potential to restore dysfunctional MC4R signaling due to impaired MC4R pathway function.  MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity.

The Company’s development efforts are initially focused on obesity related to several single gene-related, or monogenic, MC4R pathway deficiencies: pro-opiomelanocortin, or POMC, deficiency obesity; leptin receptor, or LEPR, deficiency obesity; Bardet-Biedl syndrome, or BBS; Alström syndrome; POMC or LEPR heterozygous deficiency obesity; steroid receptor coactivator 1, or SRC1, deficiency obesity; SH2B adapter protein 1, or SH2B1, deficiency obesity; MC4R deficiency obesity and Smith-Magenis syndrome, as well as additional disorders as part of investigator-initiated protocols. Currently, there are no effective or approved treatments for these MC4R pathway-related disorders. The Company believes that the MC4R pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

The Company has also acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize T-3525770, now RM-853. RM-853 is a potent, orally available ghrelin o-acyltransferase inhibitor currently in preclinical development.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of June 30, 2020, the Company had an accumulated deficit of $390,612.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. At June 30, 2020, the Company had $228,626 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, and funded research and development programs, to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations through at least the end of 2021.

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

The accompanying interim balance sheet as of June 30, 2020, the statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the statement of stockholders equity and the statement of cash flows for the six months ended June 30, 2020 and 2019 and the related footnote disclosures are unaudited. In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements as of and for the year ended December 31, 2019 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the six months ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2020, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Certain amounts totaling $63 in the consolidated balance sheet as of March 31, 2020 and the consolidated statement of stockholders’ equity for the three months ended March 31, 2020, related to unrealized gains on marketable securities, have been reclassified from additional paid-in capital to accumulated other comprehensive income to conform to the current period presentation. This reclassification had no impact on the previously reported results of operations or cash flows for the three months ended March 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these financial statements include accruals related to research and development expenses, assumptions used to record stock-based compensation expense, and the valuation allowance on the Company's deferred tax assets.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  Changes in estimates are recorded in the period in which they become known.  Actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Rhythm Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents and short-term investments, which are maintained at two federally insured financial institutions. The deposits held at these two institutions are in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company considers its chief executive officer, or CEO, as its chief operating decision maker.  The Company and the CEO view the Company’s operations and manages its business in one operating segment operating exclusively in the United States.

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

The Company’s cash equivalents and marketable securities at June 30, 2020 and December 31, 2019 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2020 and December 31, 2019, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per common share is computed by adjusting the weighted average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect, for the periods indicated:

	June 30,
	2020	2019
Stock options	4,239,682	3,700,754
Restricted stock units	204,662	—
Potential common shares	4,444,344	3,700,754

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company ceases to be an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, at the end of its fiscal year when it had more than $700.0 million in market value of its stock held by non-affiliates as of the last business day of the its most recently completed second fiscal quarter (and it has been a public company for at least 12 months, and has filed one Annual Report on Form 10-K), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.

Even after the Company no longer qualifies as an emerging growth company, the Company may still qualify as a “smaller reporting company” if the market value of its common stock held by non-affiliates is below $250 million (or below $700 million if its annual revenue is less than $100 million) as of the last business day of its second fiscal quarter in any given year, which would allow the Company to continue to take advantage of certain scaled disclosure requirements.

Because the market value of the Company’s common stock held by non-affiliates exceeded $700.0 million as of June 30, 2020, the Company will have been public for more than one year and it has filed at least one Annual Report, the Company will cease to be an emerging growth company and would no longer qualify as a smaller reporting company as of December 31, 2020. As a result, beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2020, the Company will be subject to certain requirements that apply to other public companies but did not previously apply to the Company due to its status as an emerging growth company, including the provisions of Section 404(b) of the Sarbanes-Oxley Act, which require that the Company’s independent registered public accounting firm provides an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Section 107 of the Jump-Start Our Business Startups Act, the JOBS Act, provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03, or ASU 2016-13. The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As a smaller reporting company, ASU 2016-13 was effective for the Company January 1, 2023. Since the Company will cease to be an emerging growth company and a smaller reporting company as of December 31, 2020, the Company is required to adopt the standard during the fourth quarter of 2020. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s financial position, results of operations and cash flows.

Effective January 1, 2019 the Company adopted FASB ASU 2016-02, Leases (Topic 842), or ASU 2016-02.  ASU 2016-02 requires lessees to recognize a right-of-use, or ROU, asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018. The original guidance required application on a modified retrospective basis with the earliest period presented.  In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, as the date of initial application of transition, which the Company has elected. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward the historical lease classification.  As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both an operating lease right-of-use asset of $3,265 and a lease liability of $3,636.  Additional information and disclosures required by this new standard are contained in Note 5, Right Of Use Asset and Lease Liability.

In December 2019, the FASB issued ASU 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company is currently assessing the impact of this standard on its financial condition and results of operations.

3. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019
Research and development costs	$5,271	$8,059
Professional fees	1,118	1,439
Payroll related	3,091	3,655
Other	160	377
Accrued expenses	$9,640	$13,530

4. Fair Value of Financial Assets and Liabilities

As of June 30, 2020 and December 31, 2019, the carrying amount of cash and cash equivalents and short-term investments was $228,626 and $292,459, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	June 30, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$5,748	$—	$5,748
U.S. Treasury Securities and Money Market Funds	$49,594	$—	$—	$49,594
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	169,535	—	169,535
Total	$49,594	$175,283	$—	$224,877

	Fair value Measurements as of
	December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$8,885	$—	$8,885
Money Market Funds	53,014	—	—	53,014
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	230,165	—	230,165
Total	$53,014	$239,050	$—	$292,064

Marketable Securities

The following tables summarize the Company's marketable securities:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$168,904	$642	$(11)	$169,535
	$168,904	$642	$(11)	$169,535

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$230,155	$54	$(44)	$230,165
	$230,155	$54	$(44)	$230,165

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 5 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of June 30, 2020, the Company has not entered into any lease arrangements classified as a finance lease.

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

The Company’s corporate headquarters is located in Boston, Massachusetts.  This facility houses the Company’s research, clinical, regulatory, commercial and administrative personnel.  The Company’s lease agreement commenced May 2019 and has a term of six years with a five-year renewal option to extend the lease. As of January 1, 2019, the Company has not included the five-year renewal option to extend the lease in its measurement of the ROU asset or lease liability. Rent expense, or operating lease costs, for the three and six months ended June 30, 2020 and 2019, was $138, $177, $276 and $353, respectively.

Supplemental cash flow information related to the Company’s lease for the six months ended June 30, 2020, includes cash payments of $390 used in the measurement of its operating lease liability.

The following table presents the maturities of the Company’s operating lease liability related to office space as of June 30, 2020, all of which is under a non-cancellable operating lease:

Operating Lease
Remainder of 2020	$396
2021	802
2022	818
2023	834
2024	851
Thereafter	502
Total operating lease payments	4,203
Less: imputed interest	872
Total operating lease liability	$3,331

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

As of June 30, 2020, an aggregate of 8,605,820 shares of common stock were reserved for future issuance under the Company’s stock plans, including outstanding stock options and restricted stock units to purchase 7,593,448 shares of common stock and 1,012,372 shares available for future grant under the Company’s 2017 Employee Stock Purchase Plan.

7. Related-Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $916, $492, $1,776 and $1,088 for the three and six months ended June 30, 2020 and 2019, respectively. Outstanding payments due to these related parties as of June 30, 2020 and December 31, 2019 were $228 and $264, respectively, and were included within accounts payable on the balance sheet.

8. Subsequent Events

Corden Amendment

On July 15, 2020, the Company entered into Amendment No. 2 to Development and Manufacturing Services Agreement, or the Amendment, with Corden Pharma Brussels S.A., or Corden, which amended the Development and Manufacturing and Services Agreement between the Company and Corden (formerly Peptisyntha S.A.), dated as of July 17, 2013.

Pursuant to the terms of the Amendment, Corden has agreed to manufacture setmelanotide for the Company and the Company has agreed to make certain milestone payments to Corden, under a revised milestone schedule, in connection with the completion of testing and validation of batches of setmelanotide and the delivery of those validated batches to the Company. In addition, pursuant to the Amendment, the Company is no longer obligated to fund certain Corden employees to support Corden’s work in connection with the Agreement.

Chief Executive Officer Appointment

Effective July 20, 2020, the Board of Directors of the Company appointed David P. Meeker, M.D. as the President and Chief Executive Officer of the Company. In connection with his appointment as President and Chief Executive Officer, the Company and Dr. Meeker entered into an offer letter.  The Board has granted Dr. Meeker a stock option grant under its 2017 Equity Incentive Plan, or the Plan, to purchase 900,000 shares of the Company’s common stock, which will vest as to 25% of the underlying shares on the first anniversary of Dr. Meeker commencing employment with the Company and as to the remaining 75% of the underlying shares in 12 substantially equal installments upon Dr. Meeker’s completion of each three full months of service to the Company thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q,, including without limitation statements regarding: our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; our ability to negotiate our collaboration agreements, if needed; our marketing, commercial sales, and revenue generation; expectations surrounding our manufacturing arrangements; the impact of the novel coronavirus, or COVID-19, pandemic on our business and operations and our future financial results; ceasing to qualify as an emerging growth company or a smaller reporting company as of December 31, 2020; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements.  These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks and uncertainties, many of which are beyond our control, and other important factors which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of therapeutics for the treatment of rare genetic disorders which are characterized by early-onset, severe obesity and an insatiable hunger or hyperphagia. Our lead product candidate is setmelanotide, a potent melanocortin-4 receptor, or MC4R, agonist for the treatment of rare genetic disorders of obesity. We believe setmelanotide, for which we have exclusive worldwide rights, has the potential to restore dysfunctional MC4R signaling due to impaired MC4R pathway function.  MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity.

Our development efforts are initially focused on obesity related to several single gene-related, or monogenic, MC4R pathway deficiencies: pro-opiomelanocortin, or POMC, deficiency obesity; leptin receptor, or LEPR, deficiency obesity; Bardet-Biedl syndrome, or BBS; Alström syndrome; POMC or LEPR heterozygous deficiency obesity; steroid receptor coactivator 1, or SRC1, deficiency obesity; SH2B adapter protein 1, or SH2B1, deficiency obesity; MC4R deficiency obesity and Smith-Magenis syndrome, as well as additional disorders as part of investigator-initiated protocols. There are currently no effective or approved treatments for these MC4R pathway-related disorders. We believe that the MC4R pathway is a compelling target for treating these genetic disorders because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

We have previously reported positive topline Phase 3 data in POMC deficiency obesity and LEPR deficiency obesity, and have demonstrated proof of concept in Phase 2 clinical trials in BBS and Alström syndrome. In these four genetic disorders of extreme and unrelenting appetite and obesity, setmelanotide has dramatically reduced both weight and hunger. The U.S. Food and Drug Administration, or the FDA, has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin melanocortin pathways. The Breakthrough Therapy designation currently covers indications for POMC deficiency obesity, LEPR deficiency obesity, BBS and Alström syndrome. The European Medicines Agency, or

EMA, has also granted PRIority MEdicine, or PRIME, designation for setmelanotide for the treatment of obesity and the control of hunger associated with deficiency disorders of the MC4R pathway. Both the FDA and EMA have granted orphan drug status to setmelanotide for POMC and LEPR deficiency obesities. The FDA has granted rare pediatric disease designations for setmelanotide in POMC and LEPR deficiency obesities. Subject to FDA approval of setmelanotide for the treatment of POMC and LEPR deficiency obesities before September 30, 2022, we would be eligible to receive one priority review voucher, which could then be redeemed to receive priority review for any subsequent marketing application, or sold or transferred to other companies for their programs. The FDA has accepted our NDA for setmelanotide for the treatment of POMC and LEPR deficiency obesities for filing, granted Priority Review of the NDA and assigned a Prescription Drug User Fee Act, or PDUFA, goal date of November 27, 2020. We submitted a marketing authorization application, or MAA, for setmelanotide to treat individuals living with POMC deficiency obesity or LEPR deficiency obesity to the EMA in June 2020, which was validated in July 2020.

We demonstrated proof of concept in our Phase 2 clinical trial in BBS and Alström syndrome, and met with the FDA in May 2018 to discuss a combined pivotal Phase 3 clinical trial in these indications. Based on these discussions with the FDA, we initiated this Phase 3 trial in December 2018 and we completed enrollment in December 2019 and expect to report topline data at the end of 2020 or early in the first quarter of 2021. We have ongoing Phase 2 clinical trials, referred to as our Basket Study, in MC4R pathway heterozygous deficiency obesity and POMC epigenetic disorders, which we expanded in the second half of 2019 to include the following additional indications: SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith-Magenis syndrome. We reported preliminary results in MC4R pathway heterozygous deficiency obesity in March 2019 and expect to report additional data in this indication in 2020. We also plan to report additional data from one or more of the other Basket Study indications in 2020.  As of June 30, 2020, an aggregate of approximately 465 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

We have acquired exclusive, worldwide rights from Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize T-3525770, now RM-853. RM-853 is a potent, orally available ghrelin o-acyltransferase inhibitor currently in preclinical development.  Through our preclinical development pipeline, we continue to assess the therapeutic potential of RM-853 as well as opportunities to identify populations that may benefit from a mechanistically rationalized therapeutic approach. We have assumed sole responsibility for the global product development and commercialization of RM-853. Takeda received an upfront fee of $4.4 million in shares of our common stock, and will receive back-end development milestones, and single-digit royalties on future RM-853 sales. We are currently evaluating next steps for pre-clinical development of RM-853.

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

As of June 30, 2020 we had an accumulated deficit of $390.6 million. Our net losses were $31.1 million, $42.8 million, $65.3 million and $71.8 million for the three and six months ended June 30, 2020 and 2019, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	continue to conduct clinical trials for setmelanotide;

●	engage contract manufacturing organizations, or CMOs, for the manufacture of clinical and commercial-grade setmelanotide and the manufacture of RM-853 for preclinical development;
●	seek regulatory approval for setmelanotide;
●	expand our clinical and financial operations and build a marketing and commercialization infrastructure; and
●	continue to operate as a public company.

As of June 30, 2020, our existing cash and cash equivalents and short-term investments were approximately $228.6 million. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses through at least the end of 2021.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery and genetic sequencing efforts, and the clinical development of setmelanotide and RM-853, which include:

●	expenses incurred under agreements with third parties, including CROs that conduct research and development and preclinical activities on our behalf, and the cost of consultants and CMOs that manufacture drug products for use in our preclinical studies and clinical trials;
●	employee-related expenses including salaries, benefits and stock-based compensation expense;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials;
●	the cost of genetic sequencing of potential patients in clinical studies; and
●	facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our current research and development expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Research and development summary	2020	2019	2020	2019
Research and development expense	$22,997	$35,308	$45,501	$58,069

We are unable to predict the duration and costs of the current or future clinical trials of our product candidates. The duration, costs, and timing of clinical trials and development of setmelanotide will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
●	the rate of enrollment in clinical trials;
●	the safety and efficacy demonstrated by setmelanotide in future clinical trials;
●	changes in regulatory requirements;
●	changes in clinical trial design; and
●	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of our product candidates would significantly change the costs and timing associated with its development and potential commercialization.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our setmelanotide and RM-853 development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses to commercialization and there can be no guarantee that we can meet the funding needs associated with these expenses.

Selling, general and administrative expenses

Selling expenses consist of professional fees related to preparation for the eventual commercialization of setmelanotide, if approved, as well as salaries and related benefits for commercial employees, including stock-based compensation.  As we accelerate our preparation for commercialization and, if it is approved, start to market setmelanotide and as we explore new collaborations to develop and commercialize setmelanotide, we anticipate that these expenses will materially increase.

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, relating to our full-time employees not involved in R&D or commercial activities.  Other significant costs include rent, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selling, general and administrative summary	2020	2019	2020	2019
Selling, general and administrative expense	$8,921	$8,841	$21,717	$16,600

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

During the three months ended June 30, 2020, there were no significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Change
	2020	2019	$	%

	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$22,997	$35,308	$(12,311)	(35)%
Selling, general, and administrative	8,921	8,841	80	1%
Total operating expenses	31,918	44,149	(12,231)	(28)%
Loss from operations	(31,918)	(44,149)	12,231	(28)%
Other income, net	801	1,353	(552)	(41)%
Net loss	$(31,117)	$(42,796)	$11,679	(27)%

Research and development expense. Research and development expense decreased by $12.3 million to $23.0 million in 2020 from $35.3 million in 2019, a decrease of 35%. The decrease was primarily due to the following:

●	a decrease of $6.3 million related to our clinical trials associated with the GO-ID genotyping study and the once-weekly formulation study. Thes studies are nearing or at completion and we have begun to gather and analyze the results from the studies;
●	a decrease of $4.0 million related to translational research and genetic sequencing efforts, as the near-completion of the GO-ID study resulted in lower sequencing volume; and
●	a decrease of $3.4 million related to purchases of setmelanotide API in 2019 for clinical trials and commercial scale up.

The above decreases were partially offset by:

●	an increase of $2.0 million related to a milestone expense associated with the license agreement with Ipsen on filing the NDA for setmelanotide for the treatment of POMC and LEPR deficiency obesities with the FDA; and
●	an increase of $1.7 million related to our Phase 2 Basket Study clinical trial, as we continue to expand patients and trial sites into this study.

Selling, general and administrative expense. Selling, general and administrative expense increased by $0.1 million to $8.9 million in 2020 from $8.8 million in 2019, an increase of 1%. The increase was primarily due to the following:

●	an increase of $0.5 million in various consulting and professional services related to legal and IT support costs for continued support of the growth in personnel and systems.

The above increase was partially offset by:

●	a decrease of $0.3 million related to consulting services associated with disease awareness and unbranded education about rare genetic causes of obesity.

Net loss. Net loss decreased by $11.7 million to $31.1 million in 2020, from $42.8 million in 2019. The decrease in net loss was primarily due to the decrease in research and development expense discussed above.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Change
	2020	2019	$	%

	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$45,501	$58,069	$(12,568)	(22)%
Selling, general, and administrative	21,717	16,600	5,117	31%
Total operating expenses	67,218	74,669	(7,451)	(10)%
Loss from operations	(67,218)	(74,669)	7,451	(10)%
Other income, net	1,937	2,899	(962)	(33)%
Net loss	$(65,281)	$(71,770)	$6,489	(9)%

Research and development expense. Research and development expense decreased by $12.6 million to $45.5 million in 2020 from $58.1 million in 2019, a decrease of 22%. The decrease was primarily due to the following:

●	a decrease of $8.7 million related to our clinical trial associated with the GO-ID genotyping study. This study is nearing its completion and we have begun to gather and analyze the results from the study;
●	a decrease of $5.2 million related to translational research and genetic sequencing efforts, as the near-completion of the GO-ID study resulted in lower sequencing volume; and
●	a decrease of $2.5 million related to purchases of setmelanotide API in 2019 for clinical trials and commercial scale up.

The above decreases were partially offset by:

●	an increase of $2.0 million related to a milestone expense associated with the license agreement with Ipsen on filing the NDA with the FDA; and
●	an increase of $2.0 million related to our Phase 2 Basket Study clinical trial, as we continue to expand patients and trial sites into this study.

Selling, general and administrative expense. Selling, general and administrative expense increased by $5.1 million to $21.7 million in 2020 from $16.6 million in 2019, an increase of 31%. The increase was primarily due to the following:

●	a charge of $3.5 million related to the separation agreement and modification of stock options for our former chief executive officer upon his departure on March 27, 2020;
●	an increase of $0.8 million related to efforts to drive patient engagement and disease awareness about rare genetic causes of obesity and prepare for the potential commercialization of setmelanotide in the U.S; and
●	an increase of $0.8 million in various consulting and professional services related to legal and IT support costs for continued support of the growth in personnel and systems.

Net loss. Net loss decreased by $6.5 million to $65.3 million in 2020, from $71.8 million in 2019. The decrease in net loss was primarily due to the decrease in research and development expense discussed above, partially offset by the increase in selling, general and administrative expense discussed above.

Liquidity and Capital Resources

As of June 30, 2020, our cash and cash equivalents and short-term investments were approximately $228.6 million.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Net cash provided by (used in):
Operating activities	$(65,827)	$(56,924)
Investing activities	61,734	69,686
Financing activities	890	814
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,203)	13,576

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $65.8 million for the six months ended June 30, 2020 and consisted primarily of a net loss of $56.6 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $9.3 million from an increase in prepaid expenses and decreases in accounts payables and accrued expenses associated with our CROs, CMOs and consultants due to the timing of payments.

Net cash used in operating activities was $56.9 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $65.1 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $4.0 million for an increase in prepaid expenses associated with our CROs and timing of payments offset by an increase of $12.3 million in accounts payables and accrued expenses.

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2020 relates to the net maturities of short-term investments.

Net cash provided by investing activities for the six months ended June 30, 2019 relates to the net maturities of short-term investments of $72.8 million, partially offset by $3.1 million of cash used for tenant improvements and new furniture and fixtures related to our new office space.

Net cash provided by financing activities

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2020, which represents net proceeds from purchases made under our 2017 Employee Stock Purchase Plan and proceeds from the exercise of stock options.

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2019, which represents net proceeds from purchases made under our 2017 Employee Stock Purchase Plan and proceeds from the exercise of stock options.

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

Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of clinical trials for our setmelanotide program;
●	the costs, timing and outcome of regulatory review of our setmelanotide program;
●	the costs to commercialize setmelanotide, if approved, by building an internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the obligations owed to Ipsen Pharma S.A.S., or Ipsen, Camurus AB, or Camurus, and Takeda pursuant to our license agreements;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	our ability to establish and maintain additional collaborations on favorable terms, if at all.

Developing our setmelanotide program is a time-consuming, expensive and uncertain process that may take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, setmelanotide, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of setmelanotide following regulatory approval, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual obligations

As of June 30, 2020, there were no material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have during the period presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our management completed an evaluation, as of June 30, 2020, with the participation of our principal executive officer and principal financial officer, as to the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Capital

We are a late-stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

We are a late-stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been limited primarily to acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide. We have never generated any revenue from product sales. We have not obtained any regulatory approvals for setmelanotide.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is currently in Phase 3 clinical development for four indications, POMC deficiency obesity, LEPR deficiency obesity, Bardet-Biedl syndrome, or BBS, and Alström syndrome, and in Phase 2 clinical development for other indications. We have funded our operations to date primarily through the proceeds from the sales of common stock and preferred stock as well as capital contributions from our former parent, Rhythm Holdings LLC, or the LLC entity, and have incurred losses in each year since our inception.  See “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Corporate Background.”

Our net loss and comprehensive losses were $31.1 million, $42.8 million, $65.3 million and $71.8 million for the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $390.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for setmelanotide, we will incur significant sales, marketing and outsourced manufacturing expenses. We will incur costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

●	continue to initiate and successfully complete later-stage clinical trials that meet their clinical endpoints;
●	continue to initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approvals for setmelanotide as a treatment for obesity caused by genetic deficiencies affecting the MC4R pathway;
●	successfully manufacture or contract with others to manufacture setmelanotide;
●	ensure setmelanotide is available to patients with rare genetic disorders of obesity;
●	commercialize setmelanotide, if approved, by building an internal sales force or entering into collaborations with third parties; and
●	achieve market acceptance of setmelanotide in the medical community and with third-party payors.

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

From August 2015 through August 2017, we raised aggregate gross proceeds of $81.0 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through October 2019, we raised aggregate net proceeds of approximately $450.0 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs.  As of June 30, 2020, our cash and cash equivalents and short-term investments were approximately $228.6 million. We expect our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses through at least the end of 2021.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain regulatory approval for, and to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize setmelanotide. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or other third parties at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to setmelanotide or technologies or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

We expect our financial condition and operating results to continue to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

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

The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, may disagree with our interpretation of clinical results obtained from our Phase 3 clinical trials for POMC and LEPR deficiency obesities, our results do not guarantee that the New Drug Application, or NDA, will support regulatory approval, and, even if our Phase 3 data are deemed to be positive by the FDA or EMA, the FDA or EMA may disagree with other aspects of the NDA or our Marketing Authorization Application, or MAA, submission and, as a result, the FDA or the European Commission may decline to approve setmelanotide for the proposed indications.

We have reported positive topline data from our Phase 3 clinical trials for POMC and LEPR deficiency obesities. However, even if we believe that the data from the trial are positive, the FDA or EMA could determine that the data from such trials were negative or inconclusive, not sufficiently meaningful from a clinical perspective or could reach different conclusions than we have on the same data. Negative or inconclusive results of a clinical trial or a difference of opinion could cause the FDA or the European Commission to decline to approve our applications or cause the FDA or EMA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results to the satisfaction of the FDA or EMA or that the FDA or EMA will agree with our interpretation of the results. Any such determination by the FDA or EMA would delay the timing of our commercialization plan for setmelanotide or prevent its further development, and adversely affect our business operations. Additionally, the FDA or EMA may provide commentary at any time during the review process which could require us to submit additional information and delay the review timeline, adversely affect the review process, or even prevent the approval of setmelanotide, any of which would adversely affect our business. We may not be able to appropriately remedy issues that the FDA or EMA may raise in its review of our NDA submission or equivalent EU submission, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA or EMA.

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

Moreover, even if we obtain approval of setmelanotide, any such approval might significantly limit the approved indications for use, including by limiting the approved label for use by more limited patient populations than we propose, require that precautions, contraindications or warnings be included on the product labeling, including black box warnings, require expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies, or REMS, or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of setmelanotide.

Positive results from early clinical trials of setmelanotide may not be predictive of the results of later clinical trials of setmelanotide. If we cannot generate positive results in our later clinical trials of setmelanotide, we may be unable to successfully develop, obtain regulatory approval for, and commercialize setmelanotide.

Positive results from any of our Phase 1 and Phase 2 clinical trials of setmelanotide, or initial results from our Phase 3 clinical trials of setmelanotide, may not be predictive of the results of later clinical trials. The duration of effect of setmelanotide tested in our Phase 1 and Phase 2 clinical trials was often for shorter periods than in our current pivotal Phase 3 clinical trials. The duration of effect of setmelanotide has only been studied in long-term durations for a small number of patients in our Phase 2 and Phase 3 clinical trials and safety or efficacy issues may arise when more patients are studied in longer trials. It is possible that the effects seen in short-term clinical trials will not be replicated in long-term or larger clinical trials. In addition, not all of our trials demonstrated statistically significant weight loss and there can be no guarantee that future trials will do so.

Positive results for one indication are not necessarily predictive of positive results for other indications. We have demonstrated proof of concept in Phase 2 clinical trials in POMC deficiency obesity, LEPR deficiency obesity, BBS and Alström syndrome, four genetic disorders of extreme and unrelenting appetite and obesity, in which setmelanotide dramatically reduced both weight and hunger. We have also reported positive topline results from our pivotal Phase 3 clinical trials in POMC deficiency obesity and LEPR deficiency obesity, which demonstrated a statistically significant and clinically meaningful impact on reductions of weight and hunger.  We hypothesize that patients with other upstream genetic defects in the MC4R pathway may also respond with reductions in weight and hunger after treatment with setmelanotide. However patients with other upstream genetic defects may not have a similar response to setmelanotide, and until we obtain more clinical data in other genetic defects, we will not be sure that we can achieve proof of concept in such indications.

We have and expect to continue to have multiple clinical trials of setmelanotide ongoing, which are designed to include multiple genetically and clinically defined populations under one investigational protocol, although each population is enrolled and analyzed separately. A “basket” trial design could potentially decrease the time to study new populations by decreasing administrative burden.  However, these trials may not provide opportunities for acceleration and do not overcome limitations to extrapolating data from the experience in one disease to other diseases, because safety and efficacy results in each indication are analyzed separately. Accordingly, clinical success in a basket trial, or any trial in one indication, may not predict success in another indication. In contrast, in the event of an adverse safety issue, clinical hold, or other adverse finding in one or more indications being tested, such event could adversely affect our trials in the other indications and may delay or prevent completion of the clinical trials.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway. However, we have completed the key toxicology studies that the FDA will require for our first NDA submission, and which we believe outlines the studies the EMA will require for MAA submission, which include, among others, chronic toxicity studies, reproductive and developmental toxicity studies, and juvenile toxicology studies. Based on the totality of animal testing results to date, including the lack of any observed genotoxicity or tissue proliferative activity of setmelanotide in chronic toxicity studies, the FDA has agreed to permit us to defer carcinogenicity studies until after approval of an NDA for setmelanotide. While we may submit carcinogenicity study results in the NDA submission to support regulatory approval, we may decide to defer the submission of all carcinogenicity studies until after we receive regulatory approval to market setmelanotide in the United States, if ever.

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

In addition, the FDA has requested that in our chronic rat and monkey studies we re-assess certain cells in brain, renal and liver tissues for the presence of vacuoles, which are common membrane-bound compartments. The recommendation was based on the FDA’s review of a summary of a monkey study that noted the presence of macrophage aggregates, which are groupings of specific white blood cells, in the choroid plexus, a network of blood vessels and epithelial tissue in the membrane lining outside the brain and spinal cord. The FDA noted that the existence of macrophage aggregates appears to be related to the polyethylene glycol, or PEG, vehicle in the product, rather than setmelanotide itself. A similar question was raised by the competent authorities in France, in connection with the use of PEG in products for younger pediatric indications, and in discussion of our Pediatric Investigational Plan, or PIP. Based on this, we performed this re-assessment, which confirmed that no additional findings were present in any monkey tissues, but which did find a very small number of rats with vacuolated epithelial cells, or brain surface lining cells, in the choroid plexus of minimal severity that also appeared to be related to the PEG vehicle. We do not believe these findings raise any important safety concerns, in part because of the minimal severity, the localization of these aggregates, the lack of any adverse histopathological changes, and the lack of findings in other tissues.

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

•

our belief, based on discussions with experts in rare diseases, that the number of diagnosed cases could increase several-fold with increased awareness of this deficiency and the availability of new treatments;

•

U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for early onset, severe obese children (99th percentile at ages two to 17 years old); and

•	our internal sequencing yield for POMC deficiency obesity patients (including both POMC and proprotein convertase subtilisin/kexin 1, or PCSK1, gene disorders) of approximately 0.06%.

•

LEPR Deficiency Obesity.  Our addressable patient population estimate for LEPR deficiency obesity is approximately 500 to 2,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:

•	epidemiology studies on LEPR deficiency obesity in small cohorts of patients comprised of children with severe obesity and adults with severe obesity who have a history of early onset obesity;
•

U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for early onset, severe obese children (99th percentile at ages two to 17 years old);

•

with wider availability of genetic testing expected for LEPR deficiency obesity and increased awareness of new treatments, our belief that up to 40% of patients with these disorders may eventually be diagnosed; and

•	our internal sequencing yield for LEPR deficiency obesity patients of approximately 0.15%.

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

•	Bardet-Biedl Syndrome. Our addressable patient population estimate for BBS is approximately 1,500 to 2,500 patients in the United States based on:
•

published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients; and

•	our belief that with wider availability of genetic testing expected for BBS and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
•	Alström Syndrome. Our addressable patient population estimate for Alström syndrome is approximately 500 patients in the United States. This estimate is based on:
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
•

POMC or LEPR Heterozygous Deficiency Obesities, or HET obesity.  Our addressable patient population estimate for patients with high-impact variants (the subset of POMC or LEPR heterozygous patients with loss of function variants such as truncations, frame-shift, and splice variants, as well as well-characterized, published missense variants likely to cause loss-of-function variants of the MC4R pathway, expected to be most responsive to setmelanotide) is approximately greater than 20,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:

•

U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for early onset, severe obese children (99th percentile at ages two to 17 years old); and

•	our internal sequencing yield for patients with high-impact heterozygous variants of approximately 0.7%.
•	POMC Epigenetic Disorders. There is currently no epidemiology data that defines the prevalence of POMC epigenetic disorders.
•	SRC1 Deficiency Obesity. Our addressable patient population estimate for SRC1 deficiency obesity is approximately greater than 23,000 patients in the United States. This estimate is based on:
•

U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for early onset, severe obese children (99th percentile at ages two to 17 years old); and

•	our internal sequencing yield for SRC1 deficiency obesity patients of approximately 2.5% prior to application of functional and computational filters.
•	SH2B1 Deficiency Obesity. Our addressable patient population estimate for SH2B1 deficiency obesity is approximately greater than 24,000 patients in the United States. This estimate is based on:
•

U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for early onset, severe obese children (99th percentile at ages two to 17 years old); and

•	our internal sequencing yield for SH2B1 deficiency obesity patients of approximately 1.8% prior to application of functional and computational filters.
•	MC4R Deficiency Obesity. Our addressable patient population estimate for MC4R deficiency obesity is approximately greater than 10,000 patients in the United States. This estimate is based on:
•

U.S. Census Bureau figures for adults and children, and CDC prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/ m2) and for early onset, severe obese children (99th percentile at ages two to 17 years old); and

•	our internal sequencing yield for MC4R deficiency obesity patients of approximately 2.0% prior to application of functional filters.
•	Smith-Magenis Syndrome. Our addressable patient population estimate for Smith-Magenis syndrome is approximately greater than 2,400 patients in the United States. This estimate is based on:
•	published prevalence estimates of one in 25,000 in the United States, which projects to approximately 13,000 people in the United States;
•

published prevalence estimates that approximately 10% of patients with Smith-Magenis syndrome have RAI1 variants that may affect the MC4R pathway and 90% of patients with Smith-Magenis syndrome have 17p11.2 chromosomal deletions which also may affect the MC4R pathway, of which approximately 67% and 13%, respectively, live with obesity; and

•	U.S. Census Bureau figures for total population of adults and children.

We believe that the patient populations in the EU are at least as large as those in the United States. However, we do not have comparable epidemiological data from the EU and these estimates are therefore based solely on applying relative population percentages to the Company-derived estimates described above.

We are conducting additional clinical epidemiology studies to strengthen these prevalence projections. In parallel, we have developed a patient registry for diagnosed patients with POMC deficiency and LEPR deficiency (and other genetic disorders of obesity) which might further inform prevalence projections for these rare genetic orders.

Another method to estimate the size of these ultra-rare populations by genetic epidemiology is using newly available large genomic databases, containing full genome sequencing or exome sequencing. Ultra-rare orphan diseases are generally categorized as those that affect fewer than 20 patients per million. We have begun some substantial efforts with a series of such databases and/or collaborators. Our initial work has been with a database of approximately 140,000 genomes, which is representative of the U.S. population, and suggests that genetic epidemiology estimates of POMC deficiency obesity and LEPR deficiency obesity may be five times higher than clinical epidemiology estimates. These efforts generally are based on the prevalence of heterozygous mutations, as true null mutations are ultra-rare, and then standard scientific methods such as the Hardy-Weinberg equilibrium calculations, are applied to estimate the prevalence in the U.S. population. These methods make assumptions that may not be sufficiently robust for ultra-rare genetic disorders and have the inherent variability of estimates for rare events.

Furthermore, as of September 2019, we collected samples from 13,567 individuals with severe obesity, which yielded 11.7%, or 1,584, genetically-identified individuals with a rare genetic variant of the MC4R pathway and who may be eligible for inclusion in our Phase 2 Basket Study or pivotal Phase 3 clinical trials. Inclusive of these results, our sequencing programs have now sequenced over 25,000 severely obese individuals.  We plan to update results from our sequencing activity in 2020.  The yields for the indications are outlined above, but then are subject to application of functional and/or computational filters to calculate the prevalence estimates in the United State population. A rarity filter means the specific variant appears in less than 1% of people, and the functional and computational filters help us focus our estimates based on the highest confidence loss-of-function variants.  These genetic sequencing results have identified samples from 29 patients with POMC deficiency obesity and LEPR deficiency obesity, which is consistent with our clinical epidemiology estimates.

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

We have started treating patients six years and older in our trials.  Our aim is to gain regulatory approval and labeling for patients six years of age and older. We received permission from the FDA and other equivalent competent authorities in the EU member states to enroll these younger patients, aged six to eleven, in our pivotal trials. However, there may be issues that preclude the ultimate approval and labeling, if any, including, but not limited to, potential disagreement on dose titration, or delivery methods for small doses, or the suitability of patient reported outcomes in younger patients, the clinical endpoints in rapidly growing patients, as well as avoiding over-suppression of normal appetite in adolescents. In addition, the competent authorities in the EU member states may consider the PEG vehicle in the product to carry additional risks in pediatric patients, and we may look to new formulations, such as our once-weekly formulation, as being more suitable to younger pediatric patients. We cannot predict if the FDA or the European Commission in the EU will approve and issue a marketing authorization for setmelanotide for use in younger pediatric patients, nor provide an estimate for the timing for approval, if any, for the use of setmelanotide for such patients. Furthermore, if the FDA or the European Commission in the EU do not approve or grant marketing authorization for the use of setmelanotide in this population, we will not be permitted to promote the use of setmelanotide for these patients, even if  setmelanotide is approved in the United States by the FDA and authorized to be placed on the market in the EU by the European Commission for use in patients twelve and older. Even if approved, the promotion of setmelanotide for uses that are not approved by the FDA or authorized in the EU constitutes off-label promotion. The off-label promotion of medicinal products is prohibited in the United States and EU. Breach of the rules governing the promotion of medicinal products in the United States and EU are subject to administrative enforcement and judicial action, including fines and imprisonment.

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

Patient enrollment is also affected by other factors including:

●	the severity of the disease under investigation;
●	the eligibility criteria for the clinical trial in question;
●	the perceived risks and benefits of the product candidate under study;
●	the success of efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective patients.

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

We announced positive topline results from pivotal Phase 3 clinical trials for setmelanotide for POMC deficiency obesity and LEPR deficiency obesity.  These trials are overlapping in timing and duration and we have submitted one NDA for these two indications, which may have an impact on NDA timing and complexity.

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

Successful completion of our Phase 3 clinical trials is a prerequisite to submitting an NDA to the FDA, an MAA to the EMA, and other applications for marketing authorization to equivalent competent authorities in foreign jurisdictions, and consequently, the ultimate approval and commercial marketing of setmelanotide.

We do not know whether our planned additional Phase 2 or Phase 3 clinical trials will begin or whether any of our clinical trials will be completed on schedule, if at all, as the commencement and successful completion of clinical trials can be delayed or prevented for a number of reasons, including but not limited to:

●	the FDA or other equivalent competent authorities in foreign jurisdictions may deny permission to proceed with our ongoing or planned Phase 3 clinical trials or any other clinical trials we may initiate, or may place a clinical trial on hold or be suspended;
●	delays in filing or receiving approvals or an additional investigational new drug application, or IND, that may be required;
●	negative results from our ongoing and planned preclinical studies, or the FDA or other equivalent competent authorities in foreign jurisdictions requiring additional preclinical studies;
●	delays in commencing additional necessary preclinical studies, including carcinogenicity and juvenile toxicology studies;

●	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	since many already diagnosed patients are at academic sites, delays in conducting clinical trials at academic sites due to the particular challenges and delays typically associated with those sites, as well as the lack of alternatives to these sites which have already-diagnosed patients;
●	inadequate quantity or quality of setmelanotide or other materials necessary to conduct clinical trials, including delays in the manufacturing of sufficient supply of finished drug product;
●	difficulties in obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites;
●	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
●	severe or unexpected drug-related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;
●	delays in identifying and recruiting patients with any of the genetic causes of obesity in indications that we are targeting;
●	disagreement by the FDA, other regulatory agencies or the equivalent competent authorities in foreign jurisdictions with our clinical trial designs, which may in turn cause delays in initiating our clinical trials, or may lead to rejection of our interpretation of data from clinical trials or to changes in the requirements for approval even after it has reviewed and commented on the design for our clinical trials;
●	the requirement to have a placebo controlled study even though the FDA and EMA did not impose one for POMC deficiency obesity or LEPR deficiency obesity, as we cannot be certain that this will be true for other indications or that the FDA or EMA, an advisory committee or the equivalent competent authorities in foreign jurisdictions will not change its guidance, as it has done so in the past for other open control trials;
●	uncertainty related to the length of placebo-controlled intervals in clinical trials;
●	the need to perform non-inferiority trials, which can be larger, longer and more costly, if treatment is approved for similar indications;
●	potential delays in the enrollment for our clinical trials of BBS and Alström syndrome (or any new indications we may study) for many reasons, including the fact that while we may have additional discussions with the FDA regarding clinical trials for these indications, we do not know if the FDA will propose additional changes to our proposed Phase 3 clinical trial design;
●	potential difficulties in defining the indication for BBS, (or any new syndromic indications we may study), as there may be discrepancies between the syndromic, or clinical definition of the syndrome, and the genetic confirmation of the indication. For example, one of our syndrome patients without genetic BBS confirmation showed little response to setmelanotide;
●	potential difficulties in defining the indications for MC4R pathway heterozygous or epigenetic disorders, as well as for potential new MC4R pathway indications;

●	lack of ability to predict which patients will have the most consistent responses to setmelanotide in the patients with rare genetic disorders of obesity that we are studying, as not all patients may show robust, or even any response to treatment, or may not persist in their response to treatment;
●	MC4R pathway heterozygous deficiency may have additional challenges, including that the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may require that we show that setmelanotide works better in these patients than in the genetically normal population; other challenges associated with these patients may include the need to study larger numbers of patients than for our first two indications, additional delays in initiating clinical trials for this indication due to uncertainty about the subset of these patients who will respond effectively to setmelanotide, and the lack of discussion for this indication with the FDA;
●	reports from preclinical or clinical testing of other weight loss therapies may raise safety or efficacy concerns;
●	patient compliance with or adherence to medication and retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side-effects, personal issues or loss of interest, which might have an important impact on our primary pivotal trial endpoints for responders;
●	dose responses may be different in the populations studied and may relate to a lack of a complete understanding of the absorption, distribution, metabolism and excretion of setmelanotide, or an incomplete set of clinical pharmacology studies to support labeling; and
●	development of antibodies to the drug or adjuvants may result in loss of efficacy or safety events.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.  Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA or other equivalent competent authorities in foreign jurisdictions, the IRBs or ethics committees at the sites where the IRBs or the ethics committees are overseeing a clinical trial, a data and safety monitoring board, or DSMB, or Safety Monitoring Committee, or SMC, overseeing the clinical trial at issue or other equivalent competent authorities due to a number of factors, including, among others:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols;
●	inspection of the clinical trial operations or trial sites by the FDA or other equivalent competent authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;
●	unforeseen safety issues, adverse side effects or lack of effectiveness;
●	changes in government regulations or administrative actions;
●	problems with clinical trial supply materials; and
●	lack of adequate funding to continue the clinical trial.

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies, clinical trials and our commercialization prospects.

In December 2019, a novel strain of coronavirus, which causes COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, Canada and Europe, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the

World Health Organization declared the outbreak of COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020. On May 18, 2020, the governor issued an order outlining the phased reopening of workplaces and imposing workplace safety measures to address COVID-19.  Because of the nature of our operations, we have been considered to be an essential business so, to date, our operations have only been partially affected by the orders. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our principal executive office with all employees continuing their work outside of our office and restricted travel.  If the COVID-19 coronavirus continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies, clinical trials and our commercialization prospects, including:

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
●	delays or difficulties in enrolling patients in our clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
●	changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
●	risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facility;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	refusal of the FDA to accept data from clinical trials in affected geographies;
●	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and

●	delays in the receipt of marketing authorizations for our product candidates, which could materially affect our commercialization plans.

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

Changes in regulatory requirements, FDA guidance, guidance published by the EMA or the other competent authorities in foreign jurisdictions, or unanticipated events during our clinical trials may force us to amend clinical trial protocols or the FDA, or the other competent authorities in foreign jurisdictions may impose additional clinical trial requirements. For instance, the FDA issued draft guidance on developing products for weight management in February 2007. In March 2012, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee met to discuss possible changes to how the FDA evaluates the cardiovascular safety of weight-management drugs, and the FDA may require additional studies to support registration. In addition, the FDA is considering broader applicability of requirements for cardiovascular outcomes trials, or CVOTs, presenting the possibility of cardiovascular risk pre-approval, including for obesity products. While our Phase 3 discussions with the FDA have not resulted in a requirement for any of these activities, any future requirement for these activities could result in additional clinical requirements for setmelanotide, increase our costs and delay approval of setmelanotide.

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

In addition, as part of commencing our Phase 3 clinical trial for setmelanotide in POMC deficiency obesity, we sought FDA concurrence with, and received substantial input on, the use of Patient Reported Outcome, or PRO, and Observer Reported Outcome, or ORO, questionnaires for measuring subjective endpoints for changes in hunger and/or food-seeking behavior and compulsions. We applied the same guidance in our Phase 3 clinical trial for setmelanotide in LEPR deficiency obesity and believe we can apply the same guidance to our future pivotal trials in other indications. A PRO is a measurement based on a report that comes from the patient about the status of a patient’s health condition, without amendment or interpretation of the patient’s response by a clinician or anyone else. An ORO is a measurement based on an observation by someone other than the patient or a health professional, such as a parent, spouse or other non-clinical caregiver who is in a position to regularly observe and report on a specific aspect of the patient’s health. In our Phase 3 clinical trials for setmelanotide, based on the FDA feedback, we plan to measure the ability of setmelanotide to mitigate hunger and/or hyperphagia, the overriding physiological drive to eat, through PRO and ORO questionnaires. The questionnaires are designed to elicit feedback from patients on how well setmelanotide decreases their hunger, and from their family members or caregivers on the effect of setmelanotide on the patients’ food seeking behavior.

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

Setmelanotide is an MC4R agonist. Potential side effects of MC4R agonism, which have been noted either with setmelanotide or with other MC4R agonists in clinical trials and preclinical studies, may include:

●	adverse effects on cardiovascular parameters, such as increases in heart rate and blood pressure;
●	erections in males and similar effects in women, such as sexual arousal, clitoral swelling and hypersensitivity;
●	nausea and vomiting;
●	reduced appetite;
●	headache;
●	effects on mood, depression, anxiety and other psychiatric manifestations; and
●	other effects, for which most investigators reported as unrelated to setmelanotide and for which no increased incidence or pattern is currently evident.

Injection site reactions have been seen in subcutaneous, or SC, injections with setmelanotide. In addition, setmelanotide has likely off-target effects on the closely-related MC1 receptor, which mediates tanning in response to sun exposure. Other MC1 receptor mediated effects include darkening of skin blemishes, such as freckles and moles, and hair color change. The cosmetic effects are not tolerated by all patients, as a small number of patients have withdrawn from treatment due to tanning.  These effects have generally been reversible in clinical trials, but it is still unknown if they will be reversible with long-term exposure. The MC1 receptor mediated effects may also carry risks. The long-term impact of MC1 receptor activation has not been tested in clinical trials, and could potentially include increases in skin cancer, excess biopsy procedures and cosmetic blemishes. These skin changes may also result in unblinding, which could make interpretation of clinical trial results more complex and possibly subject to bias.

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

In addition, our interpretation of the safety data from our clinical trials is contingent upon the review and ultimate approval of the FDA, other regulatory authorities or other equivalent competent authorities in foreign jurisdictions. The FDA or other equivalent competent authorities in foreign jurisdictions may not agree with our methods of analysis or our interpretation of the results. In addition, the long-term effects of setmelanotide have only been tested in a limited number of patients.

Further, if setmelanotide receives marketing approval and we or others identify undesirable side effects caused by the product, or any other similar product, before or after the approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may request that we withdraw the product from the market or may limit or vary their approval of the product through labeling or other means;
●	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
●	the FDA, the European Commission and other equivalent competent authorities in foreign jurisdictions may require the addition of a Risk Evaluation and Mitigation Strategy, or REMS, or other specific obligations as a condition for marketing authorization due to the need to limit treatment to rare patient populations, or to address safety concerns;
●	we may be required to change the way the product is distributed or administered or change the labeling of the product;
●	we may be required to conduct additional studies and clinical trials or comply with other post-market requirements to assess possible serious risks;
●	we may be required to conduct long term safety follow-up evaluations, including setting up disease and drug based registries;
●	we may decide to remove the product from the marketplace;
●	we could be sued and held liable for injury caused to individuals exposed to or taking the product; and
●	our reputation may suffer.

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

The FDA Reauthorization Act of 2017 amended the FDCA by codifying the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new law reversed prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Although we have obtained PRIME designation in the EU and Breakthrough Therapy designation for setmelanotide for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin-melanocortin pathway, which includes POMC deficiency obesity, LEPR deficiency obesity, Bardet-Biedl syndrome and Alström syndrome in the United States, the FDA may rescind the Breakthrough Therapy Designation and we may be unable to obtain Breakthrough Therapy designation for other uses. In addition, Breakthrough Therapy designation by the FDA may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that setmelanotide will receive marketing approval in the United States or a marketing authorization in the EU.

The FDA is authorized under the FDCA to give certain products “Breakthrough Therapy designation.” A Breakthrough Therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of Breakthrough Therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review.  In addition, the FDA may consider reviewing portions of an NDA before the sponsor submits the complete application, or rolling review. Product candidates designated as breakthrough therapies by the FDA may be eligible for other expedited programs, such as priority review, if supported by clinical data.

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

Setmelanotide is currently administered by once-daily SC injection using small insulin-type needles. SC injection is generally less well-received by patients than other methods of administration, such as oral administration. Considerable additional resources and efforts, including potential studies, may be necessary in order to translate the once-daily formulation of setmelanotide into a once-weekly formulation that may be well-received by patients.

We have entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus’ drug delivery technology, FluidCrystal, to formulate once-weekly setmelanotide. This formulation, if successfully developed for setmelanotide, will be delivered subcutaneously, similar to our once-daily formulation, except that we anticipate it will be injected once weekly.   In June 2020, we announced interim data from a Phase 2 study which was designed to assess pharmacokinetics and the safety and tolerability of the once-weekly formulation of setmelanotide and its effect on reducing body weight in healthy individuals with a BMI of 40 kg/m2 or greater. The weekly setmelanotide administration was observed to be well tolerated with no serious adverse events, and the safety profile was similar to the daily administration and consistent with prior clinical experience. Incidents of injection site reactions, hyperpigmentation and nausea or vomiting were classified as mild by investigators.

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

We are seeking FDA approval of the once-daily formulation in the initial NDA submission for POMC deficiency obesity and LEPR deficiency obesity, and plan to seek approval of the once-weekly formulation at a later time.  While we plan to develop the once-weekly formulation, or to develop other new and useful formulations and delivery technology for setmelanotide, we cannot estimate the probability of success, nor the resources and time needed to succeed. If we are unable to gain approval and utilize the once-daily formulation and/or the once-weekly formulation, or to develop new formulations, setmelanotide may not achieve significant market acceptance and our business, financial condition and results of operations may be materially harmed.

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

We have focused our development of setmelanotide as a treatment for obesity caused by certain genetic deficiencies affecting the MC4R pathway. In order to assist in identifying this subset of patients, we employ a genetic diagnostic test, which is a test or measurement that evaluates the presence of genetic variants in a patient. The FDA has previously advised that for our clinical trial of setmelanotide to treat POMC deficiency obesity, it will be sufficient to use genetic diagnostic testing known as Sanger bi-directional nucleotide sequencing, as long as that testing is performed by laboratories meeting the standards of the Clinical Laboratory Improvement Amendments, or CLIA, for Laboratory Developed Tests, or LDTs. Currently the Centers for Medicare and Medicaid Services, or CMS, regulates LDTs and the laboratories that develop them, and enforces CLIA. CMS evaluates whether there is clinical utility for each specific test, and also performs post-market oversight of laboratory operational processes. CMS coverage determinations of clinical utility measure the ability of the test to impact clinically meaningful health outcomes, such as mortality or morbidity, through the adoption of efficacious treatments. CMS’ oversight through the CLIA program is designed to confirm that a lab assesses analytical validity, but does not confirm whether it had results from an analytical validity assessment that were sufficient to support the claimed intended use of the test. The FDA has issued guidance and has provided comments to members of Congress indicating, however, that in the future it intends to assert jurisdiction over LDTs and to increase regulatory requirements for LDTs. If the FDA does so, the burdens and costs of using LDTs to select patients for setmelanotide could increase, the availability of those LDTs could be negatively affected, and our development program for setmelanotide could be delayed, which in turn could delay or impair our ability to proceed to commercialization.

The FDA recently reiterated its position that an LDT is sufficient for identifying patients in our clinical trials, but the agency also recently indicated that approval of an in vitro companion diagnostic device will be needed. In vitro companion diagnostic devices, or companion diagnostics, provide information that is essential for the safe and effective use of a corresponding therapeutic product. These companion diagnostics may be co-developed with a device manufacturer or with a laboratory, and generally require FDA approval as well. The FDA stated that absence of complete development of a companion diagnostic would not preclude us from submitting an NDA or preclude the FDA from reviewing it, but the FDA has recently indicated that a companion diagnostic will likely be needed at the time of NDA approval. The FDA has indicated it will work with us to identify the least burdensome analytical validation approach to a companion diagnostic for setmelanotide.  We are engaged in ongoing discussions with the FDA regarding development of a Class II companion diagnostic.

We may face significant delays or obstacles in obtaining approval of an NDA, or of comparable foreign marketing authorization for setmelanotide as the FDA or other equivalent competent authorities in foreign jurisdictions may take the position that a companion diagnostic device is required prior to granting approval of setmelanotide. In addition, we are dependent on the sustained cooperation and effort of third-party collaborators with whom we partner with to develop companion diagnostics. We and our current and future collaborators may encounter difficulties in developing such tests, including issues relating to the selectivity and/or specificity of the diagnostic, analytical validation, reproducibility or clinical validation. Any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or to CE mark, such tests, if necessary, could delay or prevent approval of setmelanotide.

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

Prader-Willi syndrome, or PWS, is a complex disease, and companies have had difficulties in developing new therapies for PWS.

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

In some foreign countries, particularly in Canada and in the EU member states, the pricing and reimbursement of prescription only medicinal products is subject to strict governmental control which varies widely between countries. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of setmelanotide with other available therapies. If reimbursement for setmelanotide is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

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

Health Technology Assessment, or HTA, of medicinal products, however, is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including the United Kingdom, France, Germany, Ireland, Italy, Spain and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies between EU member states. In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross-border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU member states and in pricing and reimbursement decisions and may negatively affect price in at least some EU member states.

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

We do not currently have infrastructure in place for the sale, marketing or distribution of pharmaceutical products. In order to market setmelanotide, if approved by the FDA or other equivalent competent authorities in foreign jurisdictions, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

The commercial success of setmelanotide, if approved by the FDA or other equivalent competent authorities in foreign jurisdictions, will also depend upon the awareness and acceptance of setmelanotide within the medical community, including physicians, patients and third-party payors. If setmelanotide is approved but does not achieve an adequate level of acceptance by patients, physicians and third-party payors, we may not generate sufficient revenue to become or remain profitable. Before granting reimbursement approval, third-party payors may require us to demonstrate that, in addition to treating obesity caused by certain genetic deficiencies affecting the MC4R pathway, setmelanotide also provides incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of setmelanotide may require significant resources and may never be successful. All of these challenges may impact our ability to ever successfully market and sell setmelanotide.

Market acceptance of setmelanotide, if approved, will depend on a number of factors, including, among others:

●	the ability of setmelanotide to treat obesity caused by certain genetic deficiencies affecting the MC4R pathway and, if required by any competent authority in connection with the approval for these indications, to provide patients with incremental health benefits, as compared with other available treatments, therapies, devices or surgeries;
●	the complexities of genetic testing, including obtaining genetic results that support patient treatment with setmelanotide;
●	the relative convenience and ease of SC injections as the necessary method of administration of setmelanotide, including as compared with other treatments for obese patients;
●	the prevalence and severity of any adverse side effects associated with setmelanotide;
●	limitations or warnings contained in the labeling approved, as well as the existence of a REMS, for setmelanotide by the FDA or the specific obligations imposed as a condition for marketing authorization imposed by other equivalent competent authorities in foreign jurisdictions, particularly by the European Commission;
●	availability of alternative treatments, including a number of obesity therapies already approved or expected to be commercially launched in the near future;
●	our ability to increase awareness of these diseases among our target populations through marketing efforts;
●	the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the ability of setmelanotide to treat the maximum range of pediatric patients, and any limitations on its indications for use, such as if the labeling limits the approved population to patients ages 12 and above;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;

●	publicity concerning setmelanotide or competing products and treatments;
●	pricing and cost effectiveness;
●	the effectiveness of our sales and marketing strategies;
●	our ability to increase awareness of setmelanotide through marketing efforts;
●	our ability to obtain sufficient third-party coverage or reimbursement;
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and
●	the likelihood that the FDA or other equivalent competent authorities in foreign jurisdictions may require development of a REMS as a condition of approval or post-approval, may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution or sales of setmelanotide.

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

Currently, there are no approved or effective treatments for regulating hunger and hyperphagia related behaviors of patients with POMC deficiency obesity, LEPR deficiency obesity, BBS, Alström syndrome, POMC heterozygous deficiency obesity, POMC epigenetic disorders, SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity, or Smith-Magenis syndrome. Bariatric surgery is not a treatment option for these genetic disorders of obesity because the severe obesity and hyperphagia associated with these disorders are considered to be risk factors for bariatric surgery. While we are unaware of any competitive products in clinical development for the obesity and hyperphagia caused by upstream MC4R pathway deficiencies specifically, new competitors may emerge which could limit our business opportunity in the future.

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

●	withdrawal of patients from our clinical trials;
●	substantial monetary awards to patients or other claimants;
●	decreased demand for setmelanotide or any future product candidates following marketing approval, if obtained;
●	damage to our reputation and exposure to adverse publicity;
●	litigation costs;
●	distraction of management’s attention from our primary business;
●	loss of revenue; and
●	the inability to successfully commercialize setmelanotide or any future product candidates, if approved.

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

We have agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical trials. We rely heavily on these parties for the execution of clinical trials for setmelanotide and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through the clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. However, we remain responsible for the conduct of these trials and are subject to enforcement which may include civil and criminal liabilities for any violations of FDA rules and regulations and the comparable foreign regulatory provisions during the conduct of our clinical trials. Outside parties may:

●	have staffing difficulties;
●	fail to comply with contractual obligations;
●	devote inadequate resources to our clinical trials;

●	experience regulatory compliance issues;
●	undergo changes in priorities or become financially distressed; or
●	form more favorable relationships with other entities, some of which may be our competitors.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, setmelanotide. As a result, our financial results and the commercial prospects for setmelanotide in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We rely completely on third-party suppliers to manufacture our clinical drug supplies of setmelanotide, and we intend to rely on third parties to produce commercial supplies of setmelanotide and preclinical, clinical and commercial supplies of any future product candidate.

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

We currently contract with various third parties for the manufacture of setmelanotide and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with three CMOs: Corden Pharma Brussels S.A, or Corden, (formerly Peptisyntha SA prior to its acquisition by Corden), PolyPeptide Group, Baine L’Alleud, or PPL, and Neuland Laboratories, in connection with certain process development and manufacturing services for regulatory starting materials and/or drug substance, or API in connection with the manufacture of setmelanotide. We have also entered into a process development and manufacturing services agreement with Recipharm Monts S.A.S, or Recipharm, under which Recipharm will provide certain process development and manufacturing services in connection with the manufacture of setmelanotide drug product. Under our agreements, we pay these third parties for services in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. The agreement with Corden also provides that, subject to certain conditions, for a period following each product launch date, we will source from Corden a portion of our requirements for that product being sourced from non-affiliate third parties. We may need to engage additional third-party suppliers to manufacture our clinical drug supplies. In the future, if we approach commercialization of setmelanotide or any future product candidate, we will need to engage other third parties to assist in, among other things, labeling, packaging, distribution, post-approval safety reporting and pharmacovigilance activities. We cannot be certain that we can engage third-party suppliers on terms as favorable as those that are currently in place.

We do not perform the manufacturing of any drug products and are completely dependent on our CMOs to comply with cGMPs for manufacture of both API and finished drug product. We recognize that we are ultimately responsible for ensuring that our drug substances and finished product are manufactured in accordance with cGMPs, and, therefore, the company’s management practices and oversight, including routine auditing, are critical. If our CMOs cannot successfully manufacture material that conform to our specifications and the strict regulatory requirements of the FDA or other equivalent competent authorities in foreign jurisdictions, they may be subject to administrative and judicial enforcement for non-compliance and the drug products would be deemed misbranded or adulterated and prohibited from distribution into interstate commerce. Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products.  As a result, failure to satisfy the regulatory requirements for the production of those other company materials and products may affect the regulatory clearance of our CMOs’ facilities generally. In addition, satisfying the regulatory requirements for production of setmelanotide with multiple suppliers, while assuring more robust drug availability in the future, adds additional complexity and risk to regulatory approval.  If the FDA or another equivalent competent foreign regulatory agency does not approve these facilities for the manufacture of setmelanotide or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market setmelanotide.

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

We do not have long-term supply agreements in place with our contractors, and each batch of setmelanotide is individually contracted under a quality and supply agreement. If we engage new contractors, such contractors must be approved by the FDA and other equivalent competent authorities in foreign jurisdictions. We will need to submit information to the FDA and other equivalent competent authorities in foreign jurisdictions describing the manufacturing changes. If manufacturing changes occur post-approval, the FDA may have to approve these changes. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of setmelanotide, if approved. Our current scale of manufacturing appears adequate to support all of our current needs for clinical trial supplies for setmelanotide. If setmelanotide is approved, we will need to identify CMOs or partners to produce setmelanotide on a larger scale.

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

Although an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and such patent may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. U.S. patents and patent applications or the patents and patent application obtained or submitted pursuant to comparable foreign laws, may also be subject to interference proceedings, ex parte reexamination, inter partes review proceedings, post-grant review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize setmelanotide.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect setmelanotide;
●	any of our pending patent applications will issue as patents;
●	we will be able to successfully commercialize setmelanotide, if approved, before our relevant patents expire;
●	we were the first to make the inventions covered by each of our patents and pending patent applications;
●	we were the first to file patent applications for these inventions;
●	others will not develop similar or alternative technologies that do not infringe our patents;
●	any of our patents will be found to ultimately be valid and enforceable;
●	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
●	we will develop additional proprietary technologies or product candidates that are separately patentable; or
●	our commercial activities or products will not infringe upon the patents of others.

We rely upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants, collaborators and vendors. We also have agreements with employees and selected consultants that obligate them to assign their inventions to us. It is possible that technology relevant to our business will be independently developed by a person who is not a party to such an agreement. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, collaborators, vendors, former employees and current employees. Furthermore, if the parties to our confidentiality agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the attention of our management and key personnel from our business operations. Even if we prevail in any lawsuits that we initiate, the damages or other remedies awarded may not be commercially meaningful. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties. For example, numerous third-party U.S. and non-U.S. patents and pending applications exist that cover melanocortin receptor analogs and methods of using these analogs.

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that setmelanotide or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. For example, we received a letter in January 2013 from a third party bringing to our attention several patents and patent applications, both U.S. and non-U.S. We responded in April 2013 and have not received any further correspondence since then. All but a few of the patents and patent applications mentioned in the letter were abandoned or not in force at the time the letter was sent to us.  Although subsequent to our response, the third party has allowed all the remaining patents to lapse for non-payment of patent maintenance fees, we cannot assure you that the holder of these third-party patents will not attempt to assert these patents against us.

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

In addition, in order to avoid infringing the intellectual property rights of third parties and any resulting intellectual property litigation or claims, we could be forced to do one or more of the following, which may not be possible and, even if possible, could be costly and time-consuming:

●	cease development and commercialization of setmelanotide;
●	pay substantial damages for past use of the asserted intellectual property;
●	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
●	in the case of trademark claims, rename setmelanotide.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

If we or one of our licensing partners threatened or initiated legal proceedings against a third party to enforce a patent covering setmelanotide, the defendant could claim that the patent covering setmelanotide is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any one of several statutory requirements, including novelty, non-obviousness and enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld material information from the U.S. PTO, or made a misleading statement, during patent prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions, for example, opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover setmelanotide or competitive products. The outcome following legal assertions of invalidity and/or unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on setmelanotide. Such a loss of patent protection would have a material adverse impact on our business.

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

We have licensed our rights to RM-853 from Takeda Pharmaceutical Company Limited, or Takeda. Our license with Takeda imposes various obligations on us, and provides Takeda the right to terminate the license in the event of our material breach of the license agreement, if we voluntarily or involuntarily file for bankruptcy, or for our bringing an action seeking to have a Takeda license patent right declared invalid. Termination of our license from Takeda would result in our inability to use the licensed intellectual property.

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

We may enter into additional licenses to third-party intellectual property that are necessary or useful to our business. Future licensors may also allege that we have breached our license agreement and may accordingly seek to terminate our license with them. In addition, future licensors may have the right to terminate our license at will. Any termination could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize setmelanotide, if approved, as well as harm our competitive business position and our business prospects.

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

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining product exclusivity for setmelanotide, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval for setmelanotide, one or more of the U.S. patents we license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term restoration of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or otherwise failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

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

The United States has enacted and is currently implementing the America Invents Act of 2011, wide-ranging patent reform legislation. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or future patents.

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

Risks Related to Regulatory Approval and Marketing of Setmelanotide and Other Legal Compliance Matters

Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of setmelanotide. We depend entirely on the success of setmelanotide, which is in Phase 3 clinical development for treatment of POMC deficiency obesity, LEPR deficiency obesity, Bardet-Biedl syndrome and Alström syndrome. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, setmelanotide. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize setmelanotide, and our ability to generate revenue will be materially impaired.

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

Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through non-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and approval, if any, may be conditional on post-marketing studies and surveillance, and will require the expenditure of substantial resources beyond our existing cash resources. When a sponsor relies exclusively or predominantly on foreign clinical data, the FDA may require a showing that those data are applicable to the U.S. population and U.S. medical practice, which in some cases may require bridging studies or other evidence. Of the large number of drugs in development in the United States and in other countries, only a small percentage will successfully complete the FDA regulatory approval process or the equivalent process in foreign jurisdictions and will be commercialized. In addition, we have not discussed all of our proposed development programs with the FDA of the competent authorities of foreign jurisdictions. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot assure you that setmelanotide will be successfully developed or commercialized.

We are not permitted to market setmelanotide in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdictions until we receive the requisite approval from the competent authorities in such countries. We have three Phase 3 clinical trials underway, one each for the treatment of POMC deficiency obesity and LEPR deficiency obesity, and a third combined Phase 3 trial for BBS and Alström syndrome. Based on topline data from our Phase 3 clinical trials for the treatment of POMC deficiency obesity and LEPR deficiency obesity, we submitted an NDA to the FDA in March 2020, which was accepted for filing by the FDA in May 2020.  Under our current development program, we are conducting a single Phase 3 clinical trial for POMC deficiency obesity. To date, in our ongoing discussions with the FDA, the FDA has not asked for additional Phase 3 trials in POMC deficiency obesity, but the FDA could still require us to conduct additional Phase 3 clinical trials for this indication. Moreover, for POMC deficiency obesity, the FDA has provided clear advice in the past, but could at any time alter its previous advice on many aspects of the trial—the small size, the primary and key secondary endpoints, the open label design, the amount of past medical history available on individual patients, the statistical analysis plan, the definition of clinically-relevant success for the protocol, entry of patients ages six or over—all of which may impact the timing and ability to obtain FDA approval. For example, the FDA asked us in December 2017 to switch the order of our primary and key secondary endpoints for weight in our POMC deficiency Phase 3 protocol. While this might be favorable as the new primary endpoint has increased statistical power—the ability to produce a positive study result—this change occurred after the Phase 3 trial had started and may result in additional complexities such as more attention to compliance and retention. There are other aspects of the trial for which we have not received advice from the FDA, such as the number of U.S. versus non-U.S. patients and the number of patients with POMC gene defects versus the number of patients with PCSK1 defects, which could also impact the timing of and our ability to obtain FDA approval. We have also received FDA comments that indicate the Phase 3 program for LEPR deficiency obesity can be similar to POMC deficiency obesity and are conducting our Phase 3 trial for LEPR deficiency obesity in a similar way based in part on those comments.  Similarly, the preliminary FDA advice on the design of the BBS and Alström syndrome combined clinical Phase 3 study could, at any time, be altered by the FDA, including for example, the size of the trial, the type and importance of endpoints, the length of the trial, the ability to combine the two indications, the inclusion of pediatric patients and pediatric efficacy endpoints, the design for any placebo-controlled aspect of the trial, as well as other factors that could impact on the ability of the trial to support registration.

In addition, the FDA and other equivalent competent authorities in foreign jurisdictions will expect for there to be little, or no introduction of bias in the open-label Phase 3 trials. Accordingly, we have agreed with the FDA, and implemented in our pivotal studies, that little, if any, efficacy data will be available to us in any form until the Phase 3 trials are complete.

The FDA or other regulatory authorities and other equivalent competent authorities in foreign jurisdictions will also require that we conduct one or more pivotal trials for each other indication sought. In addition, we are not sure if one or more Phase 3 trials would be required for approval in each other indications. The need and length of placebo-controlled data in these pivotal trials and the number of patients required for these approvals is also unclear.

We will determine in our own judgment if a non-pivotal trial meets “proof of concept” in each of these indications. There is no certainty that the FDA, other competent authorities, or outside investors will agree with our determination, which might have an impact on the ability to transition to Phase 3 studies.

In the EU we are currently conducting the Phase 3 clinical trial RM-493-012 in Germany, France, Belgium, Spain and the United Kingdom for POMC deficiency obesity. We are also conducting this trial in the United States and Canada. On March 23, 2017, we received EMA scientific advice on the appropriateness and sufficiency of the non-clinical and clinical development programs to support an initial marketing authorization application in POMC deficiency obesity. The EMA scientific advice included preliminary advice on the clinical trial RM-493-012. The EMA expressed general support for the ongoing Phase 3 program in POMC deficiency obesity. The EMA advised that the regulatory strategy for a rare disorder is supported and that the EMA may have to rely on scarce data. The EMA also advised, however, that we need to consider whether full approval or approval under conditional or exceptional circumstances would be the most appropriate pathway for application for POMC deficiency obesity.

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

In the EU we are currently conducting the Phase 3 clinical trial RM-493-015 in Germany, France, Netherlands, and the United Kingdom, for LEPR deficiency obesity. We are also conducting this trial in the United States. We have not obtained EMA scientific advice for the LEPR deficiency obesity indication, nor have we obtained EMA scientific advice for the BBS or Alström syndrome indications, except in the more general setting of our PRIME discussions.

Given the orphan status of setmelanotide for the treatment of POMC deficiency obesity in the EU the application for marketing authorization for a POMC deficiency obesity indication must be submitted via the centralized procedure. In November 2018, we obtained orphan designation in the EU for setmelanotide for the treatment of LEPR deficiency obesity. In addition, we have submitted a PIP for setmelanotide to the EMA Pediatric Committee, or PDCO, in 2017. By a decision in June 2018, the EMA formally accepted the PIPs for setmelanotide in the treatment of appetite and general nutritional disorders, including the deferral and the waiver requested by us. In June 2020, we submitted an MAA to the EMA for setmelanotide for the treatment of POMC and LEPR deficiency obesities.

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

In addition, obtaining FDA approval of an NDA and the approval of an MAA from the European Commission is a complex, lengthy, expensive and uncertain process, and the FDA, EMA or equivalent competent authorities in foreign jurisdictions may delay, limit or deny approval of setmelanotide for many reasons, including, among others:

●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;
●	we may not be able to demonstrate to the satisfaction of the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions that setmelanotide is safe and effective in treating obesity caused by certain genetic deficiencies affecting the MC4R pathway;
●	the results of our clinical trials may not be interpretable or meet the level of statistical or clinical significance required by the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions for marketing approval. For example, the potential unblinding of setmelanotide studies due to easily identifiable AEs may raise the concern that potential bias has affected the clinical trial results;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with the number, size, conduct or implementation of our clinical trials;

●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may require that we conduct additional clinical trials or pre-clinical studies;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not consider that our diagnostic strategy supports approval;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may decide that additional assays or data to understand any risks for anti-drug antibodies may need to be available for approval;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may decide that the toxicology program, including any parts of carcinogenicity studies that are filed, do not meet the requirements for approval;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions or the applicable foreign regulatory agency may identify deficiencies in our chemistry, manufacturing or controls of setmelanotide, or in the commercial production of setmelanotide to support product approval;
●	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may find the data from preclinical studies and clinical trials insufficient to demonstrate that clinical and other benefits of setmelanotide outweigh its safety risks;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from our preclinical studies and clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not approve the formulation, labeling or specifications of setmelanotide;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not accept data generated at our clinical trial sites;
●	when our NDA or our MAA is submitted and reviewed by an advisory committee, the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
●	if any NDA is approved, we may be required to conduct additional studies and clinical trials or other post-market requirements to assess possible serious risks;
●	the FDA may require development of a REMS as a condition of approval or post-approval, or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution, or sales of setmelanotide. In addition, the European Commission may grant only conditional approval marketing authorization or impose specific obligations as a condition for marketing authorization, or may require us to conduct post authorization safety studies as a condition of grant of marketing authorization;

●	the FDA or other equivalent competent foreign regulatory agencies may deem our manufacturing processes or our facilities or the facilities of our CMOs inadequate to preserve the identity, strength, quality, purity, or potency of our product; or
●	the FDA, the European Commission, or the equivalent competent authorities in foreign jurisdictions may change its approval policies or adopt new regulations and guidance.

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

Separately, in response to COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities.  Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our failure to obtain marketing approval in foreign jurisdictions would prevent setmelanotide from being marketed abroad, and any approval we are granted for setmelanotide in the United States would not assure approval of setmelanotide in foreign jurisdictions.

In order to market and sell setmelanotide and any other product candidate that we may develop in the EU and many other jurisdictions, we or our third-party collaborators must obtain separate marketing authorizations and comply with numerous and varying regulatory requirements. The marketing authorization procedure varies among countries and can involve additional testing. The time required to obtain marketing authorization may differ substantially from that required to obtain FDA approval. The marketing authorization process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain marketing authorization from competent authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions, and grant of marketing authorization by one competent authority outside the United States does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing authorizations and may not receive necessary marketing authorization to commercialize setmelanotide in any market. Additionally, the United Kingdom’s withdrawal from the EU, commonly referred to as Brexit, has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of setmelanotide in the EU and/or the United Kingdom.  Any delay in obtaining, or an inability to obtain, any marketing authorization, as a result of Brexit or otherwise, would prevent us from commercializing setmelanotide in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek marketing authorization in the United Kingdom and/or EU for setmelanotide, which could significantly and materially harm our business.

Even if we obtain marketing approval for setmelanotide, the terms of approval and ongoing regulation may limit how we manufacture and market setmelanotide and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Even if we receive marketing approval for setmelanotide, regulatory authorities may impose significant restrictions on setmelanotide’s indicated uses or marketing or impose ongoing requirements for potentially costly post approval studies. Setmelanotide will also be subject to ongoing requirements by the FDA, the European Commission, the EMA, and the competent authorities in the EU member states, governing labeling, packaging, storage, advertising, promotion, marketing, distribution, importation, exportation, post-approval changes, manufacturing, recordkeeping, and submission of safety and other post market information. Advertising and promotional materials must comply with the FDCA and implementing regulations, and are subject to FDA oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.  The FDA and the other competent foreign authorities have significant post market authority, including, for example, the authority to require labeling changes based on new safety information and to require post market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post approval, the submission of a REMS, which may include Elements to Assure Safe Use. Any REMS required by the FDA may lead to increased costs to assure compliance with new post approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.  The holder of an approved NDA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process, or adding new manufacturers.

Manufacturers of drug products and their facilities may be subject to payment of application and program fees and are subject to continual review and periodic inspections by the FDA and other equivalent competent authorities for compliance with cGMPs and other regulations. If we or a regulatory agency discover problems with setmelanotide, such as AEs of unanticipated severity or frequency, or problems with the facility where setmelanotide is manufactured or disagrees with the promotion, marketing or labeling of the product, a regulatory agency may impose restrictions on setmelanotide, the manufacturer or us, including requiring withdrawal of setmelanotide from the market or suspension of manufacturing. If we or the manufacturing facilities for setmelanotide fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

●	issue warning letters or untitled letters;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	vary, suspend or withdraw marketing approval;
●	suspend any ongoing clinical trials;

●	refuse to approve pending applications or supplements to applications submitted by us;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain setmelanotide, refuse to permit the import or export of setmelanotide, or request that we initiate a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and adversely affect our business, financial condition, results of operations and prospects.

Accordingly, assuming we receive marketing approval for setmelanotide, we and our CMOs will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for setmelanotide withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

In addition, EU legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products, provides that the EMA and the competent authorities of the EU member states have the authority to require companies to conduct additional post-approval clinical efficacy and safety studies. The legislation also governs the obligations of marketing authorization holders with respect to additional monitoring, AE management and reporting. Under the pharmacovigilance legislation and its related regulations and guidelines, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time-consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.

Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of setmelanotide, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affects the U.S. pharmaceutical industry.  Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, revising the “average manufacturer price” definition, and extending rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well as Medicaid managed care;
●	expansion of the list of entity types eligible for participation in the Public Health Service 340B drug pricing program, or the 340B program, to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempting “orphan drugs” from the 340B ceiling price requirements for these covered entities;
●	establishment of the Medicare Part D coverage gap discount program requiring manufacturers to provide a then 50% (and, effective January 1, 2019, 70%) point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
●	establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA or other legislation or regulation could affect our 340B ceiling price calculations and negatively impact our results of operations if we successfully commercialize setmelanotide.

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

If we obtain marketing approval for setmelanotide, we will be subject to strict enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of our product from the market, if we fail to comply with all regulatory requirements.

If we obtain marketing approval for setmelanotide, we will be subject to continual requirements of and review by the FDA and equivalent competent authorities in foreign jurisdictions. These requirements may include, but are not limited to, post-approval studies to be conducted which may include carcinogenicity studies, a QT interval prolongation study in one form or another, other Phase 1 trials, and ongoing natural history studies with patient registries. Other requirements may also include, among other things, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. The FDA and other federal and state agencies, including the Department of Justice and other equivalent competent authorities in foreign jurisdictions, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the FDCA, and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws.

For example, the FDA and other equivalent competent authorities in foreign jurisdictions strictly regulate the promotional claims that may be made about prescription products, such as setmelanotide, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for setmelanotide as a treatment for obesity caused by certain genetic deficiencies affecting the MC4R pathway, physicians may nevertheless prescribe setmelanotide to their patients in a manner that is inconsistent with the approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Oversight and management of promotional practices may require operational changes and additions, if setmelanotide is approved and commercialized. If we cannot successfully manage the promotion of setmelanotide, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

In the EU, the advertising and promotion of our products are subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU member states may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

We may be subject to federal and state healthcare and privacy laws and regulations. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, substantial civil penalties, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of setmelanotide, if approved. Our arrangements and interactions with healthcare professionals, third-party payors, patients and others will expose us to broadly applicable fraud and abuse, anti-kickback, false claims and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute setmelanotide, if we obtain marketing approval. The U.S. federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

●	The United States federal healthcare Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, (anything of value), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order or arranging for or recommending the purchase, lease or order of any good or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers, formulary managers, and patients on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals or patients as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product and patient support programs. In October 2019, the federal government published a proposed regulation creating new safe harbors for, among other things, certain value-based arrangements and patient engagement tools, and that modifies and clarifies the scope of existing safe harbors for warranties and personal service agreements. The impact of the proposed regulation on our current or contemplated operations is not clear even if the proposed regulation is finalized.
●	The federal civil False Claims Act prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Such private individuals may share in amounts paid by the entity to the government in recovery or settlement. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs, and other interactions with prescribers and other customers including those that may have affected their billing or coding practices and submission to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Settlements may require companies to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
●	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Penalties for failure to comply with a requirement of HIPAA vary significantly and include civil monetary penalties as well as criminal penalties for knowingly obtaining or disclosing individually identifiable health information in violation of HIPAA. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false,

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
●	The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to report payments and other transfers of value to physicians for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Manufacturers must submit reports on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer, including private insurers. Some state laws require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Other states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes of conduct.
●	Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU member states and other countries, including restrictions on interactions with healthcare professionals and requirements for public disclosure of payments made to physicians. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

Ensuring that our business arrangements and interactions with healthcare professionals, third-party payors, patients and others comply with applicable healthcare laws and regulations will require substantial resources. Various state and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools. The BBA of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and applicable non-U.S. regulators, provide accurate information to the FDA and applicable non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Some of these laws and related risks are described under the risk factor “We may be subject to federal and state healthcare laws and regulations. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, substantial civil penalties, reputational harm and diminished profits and future earnings” of this Quarterly Report on Form 10-Q.

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

We are subject to U.S. data protection laws and regulations, for example, laws and regulations that address privacy and data security, at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection laws, including, for example, Section 5 of the Federal Trade Commission Act of 1914, as amended, and the CCPA, govern the collection, use, and disclosure and protection of certain health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.  In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.  Some of our research activities involve minors, which may be subject to additional laws and can require specialized consent processes, privacy protections, and compliance procedures.

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

Our future profitability will depend, in part, on our ability to commercialize setmelanotide in foreign markets for which we intend to rely on collaborations with third parties. If we commercialize setmelanotide in foreign markets, we will be subject to additional risks and uncertainties, including:

●	our customers’ ability to obtain reimbursement for setmelanotide in foreign markets;
●	our inability to directly control commercial activities because we are relying on third parties;
●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
●	import or export licensing requirements;
●	longer accounts receivable collection times;
●	longer lead times for shipping;
●	language barriers for technical training;
●	reduced protection of intellectual property rights in some foreign countries;
●	foreign currency exchange rate fluctuations; and
●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing or selling certain product candidates and products outside of the United States, which could limit our growth potential and increase our development costs.

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

Risks Related to Preclinical Development and Clinical Development of RM-853

We have assumed sole responsibility for the global product development and commercialization of RM-853, which may distract our management team from pursuing regulatory approval of setmelanotide, and we may never complete preclinical development of RM-853 or file an IND with the FDA.  Many of the risks we have faced in preclinical development and in clinical development of setmelanotide will also exist in preclinical development of RM-853 and clinical development, should we ever enter into clinical development of RM-853

In March 2018 we entered into a license agreement with Takeda Pharmaceutical Company Limited, which we refer to as Takeda, to develop and commercialize T-3525770, now known as RM-853. RM-853 is a potent, orally available ghrelin o-acyltransferase, or GOAT, inhibitor currently in preclinical development. Under the terms of the license agreement, we assumed sole responsibility for the global product development and commercialization of RM-853. This relationship may distract our management team from clinical development of setmelanotide and may require us to expend financial and other resources. Many of the risks we have faced in preclinical development and in clinical development of setmelanotide will also exist in preclinical development of RM-853 and clinical development, should we ever enter into clinical development of RM-853, including, but not limited to:

●	RM-853 may not succeed in preclinical toxicology studies or may not be authorized to proceed by the FDA under an IND;
●	results from preclinical studies may not be predictive of later clinical trials of RM-853;
●	Phase 1 studies may show that RM-853 has a significant toxicities or pharmacokinetics not supportive of proceeding in development;
●	failures or delays in the commencement or completion of preclinical studies or clinical trials could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business;
●	RM-853 could cause undesirable side effects that could result in significant negative consequences, including the inability to enter clinical development or receive regulatory approval;
●	other risks related to regulatory approval, and if ever received, marketing and commercialization of RM-853;
●	potential product liability exposure;
●	an inability to protect our intellectual property related to RM-853;
●	risks related to our dependence on third parties, including in manufacturing RM-853 and conducting preclinical studies and clinical trials of RM-853; and

●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our key employees and consultants, and to attract, retain and motivate qualified personnel.

We are highly dependent on our executive leadership team.  We have employment agreements with these individuals but any individual may terminate his or her employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We also do not have any key-person life insurance on any of these key employees. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to non-compete agreements. Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

In January 2020, Keith M. Gottesdiener, M.D., resigned as our Chief Executive Officer and President and as a member of our board effective on March 27, 2020. In July 2020, our board of directors appointed David P. Meeker, M.D., the chairman of our board, as President and Chief Executive Officer of the company. We anticipate that we will experience a transitional period until Dr. Meeker is fully integrated into his new role. We cannot provide any assurance that the transition in leadership will not result in a disruption that adversely impacts our business and employee morale.

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

We expect to increase our number of employees and the scope of our operations. In particular, we will need to transition from a research and development company to a commercial company. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business and commercial opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of setmelanotide. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize setmelanotide, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Our internal computer systems, or those of our third-party CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of setmelanotide development programs, regulatory investigations, enforcement actions and lawsuits.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 15.8% of our outstanding voting stock as of June 30, 2020.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, even one that may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

The market price for our common stock has been volatile and may continue to fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	plans for, progress of, or results from preclinical studies and clinical trials of setmelanotide;
●	the failure of the FDA or EMA to approve setmelanotide;
●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
●	the success or failure of other weight loss therapies and companies targeting rare diseases and orphan drug treatment;
●	regulatory or legal developments in the United States and other countries;
●	failure of setmelanotide, if approved, to achieve commercial success;
●	fluctuations in stock market prices and trading volumes of similar companies;
●	general market conditions and overall fluctuations in U.S. equity markets;
●	variations in our quarterly operating results;
●	changes in our financial guidance or securities analysts’ estimates of our financial performance;
●	changes in accounting principles;
●	our ability to raise additional capital and the terms on which we can raise it;
●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
●	additions or departures of key personnel;

●	discussion of us or our stock price by the press and by online investor communities; and
●	other risks and uncertainties described in these risk factors.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to our development programs;
●	addition or termination of clinical trials;
●	any intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting setmelanotide;
●	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
●	the achievement and timing of milestone payments under our existing collaboration and license agreements; and
●	if setmelanotide receives regulatory approval, the level of underlying demand for that product and customers’ buying patterns.

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

If a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, Sections 382 and 383 of the Code limit the corporation’s ability to use carryovers of its pre-change NOLs, credits and certain other tax attributes to reduce its tax liability for periods after the ownership change. Our issuance of common stock pursuant to our June 2018 and October 2019 public offerings may result in a limitation under Code Sections 382 and 383, either separately or in combination with certain prior or subsequent shifts in the ownership of our common stock. As a result, our ability to use carryovers of pre-change NOLs and credits to reduce our future U.S. federal income tax liability may be subject to limitations. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. Any such limitation could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 or 383 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of June 30, 2020, we have 44,115,612 shares of common stock outstanding.

The holders of an aggregate of approximately 6.9 million shares of our common stock, or approximately 16% of our total outstanding common stock as of June 30, 2020, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act,the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an “emerging growth company,” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company and will remain an “emerging growth company” until the earlier of (1) December 31, 2022, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not applicable to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Because the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2020, among other things, we will no longer qualify as an emerging growth company as of December 31, 2020. As a result, commencing January 1, 2021, we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company, such as the auditor attestation requirements under Section 404 of the Sarbanes Oxley Act of 2002, as amended.

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

In addition, because we will no longer qualify as an emerging growth company as of December 31, 2020, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives and we will need to continue to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from product development efforts.  Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

●	establish a classified board of directors so that not all members of our board are elected at one time;
●	permit only the board of directors to establish the number of directors and fill vacancies on the board;
●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
●	eliminate the ability of our stockholders to call special meetings of stockholders;
●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
●	prohibit cumulative voting;
●	authorize our board of directors to amend the bylaws;
●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
●	require a super-majority vote of stockholders to amend some provisions described above.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim of breach of fiduciary duty;

●	any action asserting a claim against us arising under the DGCL, our certificate of incorporation or our bylaws; and
●	any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	05/04/2020	3.1
3.2	Amended and Restated Bylaws.	S-1/A	09/25/2017	3.5
10.1*†	Amendment No. 2 to Development and Manufacturing and Services Agreement, dated as of July 15, 2020, by and between the Company and Corden Pharma Brussels S.A.
10.2	Offer Letter, dated July 16, 2020, between Rhythm Pharmaceuticals, Inc. and David P. Meeker, M.D.	8-K	07/21/2020	10.1
31.1*	Certification of the Prinicpal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

† Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: August 3, 2020	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2020	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)