Form 10-Q
period 2020-09-30
RHYTHM PHARMACEUTICALS, INC.
filed 2020-11-02
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s Common Stock as of October 23, 2020 was 44,204,745.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$67,670	$62,294
Short-term investments	134,114	230,165
Prepaid expenses and other current assets	8,130	9,945
Total current assets	209,914	302,404
Property and equipment, net	3,289	3,671
Right-of-use asset	1,871	2,045
Restricted cash	403	403
Total assets	$215,477	$308,523
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,793	$10,415
Accrued expenses and other current liabilities	11,536	13,530
Lease liability	519	472
Total current liabilities	15,848	24,417
Long-term liabilities:
Lease liability	2,692	3,086
Total liabilities	18,540	27,503
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 44,204,745 and 43,996,753 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	44	44
Additional paid-in capital	621,085	606,307
Accumulated other comprehensive income	238	—
Accumulated deficit	(424,430)	(325,331)
Total stockholders’ equity	196,937	281,020
Total liabilities and stockholders’ equity	$215,477	$308,523

The accompanying notes are an integral part of these condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$22,995	$26,572	$68,496	$84,641
Selling, general, and administrative	11,289	10,535	33,006	27,135
Total operating expenses	34,284	37,107	101,502	111,776
Loss from operations	(34,284)	(37,107)	(101,502)	(111,776)
Other income (expense):
Interest income, net	466	1,104	2,403	4,003
Total other income, net	466	1,104	2,403	4,003
Net loss	$(33,818)	$(36,003)	$(99,099)	$(107,773)
Net loss per share, basic and diluted	$(0.77)	$(1.04)	$(2.25)	$(3.13)
Weighted-average common shares outstanding, basic and diluted	44,142,334	34,541,765	44,097,178	34,470,995

Other comprehensive loss:
Net loss	$(33,818)	$(36,003)	$(99,099)	$(107,773)
Unrealized (loss) gain on marketable securities	(392)	—	238	—
Comprehensive loss	$(34,210)	$(36,003)	$(98,861)	$(107,773)

The accompanying notes are an integral part of these condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2019	43,996,753	$44	$606,307	$—	$(325,331)	$281,020
Stock compensation expense	—	—	5,475	—	—	5,475
Issuance of common stock in connection with ESPP	18,673	—	324	—	—	324
Issuance of common stock in connection with exercise of stock options	72,964	—	383	—	—	383
Unrealized gain on marketable securities	—	—	—	63	—	63
Net loss	—	—	—	—	(34,164)	(34,164)
Balance at March 31, 2020	44,088,390	44	612,489	63	(359,495)	253,101
Stock compensation expense	—	—	3,028	—	—	3,028
Issuance of common stock in connection with exercise of stock options	27,222	—	174	—	—	174
Unrealized gain on marketable securities	—	—	—	567	—	567
Net loss	—	—	—	—	(31,117)	(31,117)
Balance at June 30, 2020	44,115,612	44	615,691	630	(390,612)	225,753
Stock compensation expense	—	—	4,695	—	—	4,695
Issuance of common stock in connection with ESPP	11,379	—	198	—	—	198
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	77,754	—	501	—	—	501
Unrealized loss on marketable securities	—	—	—	(392)	—	(392)
Net loss	—	—	—	—	(33,818)	(33,818)
Balance at September 30, 2020	44,204,745	$44	$621,085	$238	$(424,430)	$196,937

Balance at December 31, 2018	34,410,725	$34	$430,824	$—	$(184,602)	$246,256
Stock compensation expense	—	—	2,644	—	—	2,644
Issuance of common stock in connection with ESPP	12,105	—	295	—	—	295
Issuance of common stock in connection with exercise of stock options	7,811	—	54	—	—	54
Unrealized gain on marketable securities	—	—	214	—	—	214
Net loss	—	—	—	—	(28,974)	(28,974)
Balance at March 31, 2019	34,430,641	34	434,031	—	(213,576)	220,489
Stock compensation expense	—	—	3,272	—	—	3,272
Issuance of common stock in connection with exercise of stock options	66,901	—	465	—	—	465
Unrealized gain on marketable securities	—	—	37	—	—	37
Net loss	—	—	—	—	(42,796)	(42,796)
Balance at June 30, 2019	34,497,542	34	437,805	—	(256,372)	181,467
Stock compensation expense	—	—	3,035	—	—	3,035
Issuance of common stock in connection with ESPP	13,766	—	263	—	—	263
Issuance of common stock in connection with exercise of stock options	67,256	1	433	—	—	434
Unrealized loss on marketable securities	—	—	(81)	—	—	(81)
Net loss	—	—	—	—	(36,003)	(36,003)
Balance at September 30, 2019	34,578,564	$35	$441,455	$—	$(292,375)	$149,115

The accompanying notes are an integral part of these condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019

Operating activities
Net loss	$(99,099)	$(107,773)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	13,198	8,951
Depreciation and amortization	512	643
Deferred rent expense	(173)	261
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,092	(4,592)
Tenant improvement allowance	—	938
Accounts payable, accrued expenses and other current liabilities	(8,387)	11,043
Net cash used in operating activities	(92,857)	(90,529)
Investing activities
Purchases of short-term investments	(53,398)	(110,948)
Maturities of short-term investments	150,172	225,490
Purchases of property and equipment	(130)	(3,385)
Net cash provided by investing activities	96,644	111,157
Financing activities
Proceeds from the exercise of stock options	1,067	953
Proceeds from issuance of common stock from ESPP	522	558
Net cash provided by financing activities	1,589	1,511
Net increase in cash, cash equivalents and restricted cash	5,376	22,139
Cash, cash equivalents and restricted cash at beginning of period	62,697	49,943
Cash, cash equivalents and restricted cash at end of period	$68,073	$72,082

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of September 30, 2020, the Company had an accumulated deficit of $424,430.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. At September 30, 2020, the Company had $201,784 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, and funded research and development programs, to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations through at least the end of 2021.

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

The accompanying interim balance sheet as of September 30, 2020, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the statement of stockholders equity and the statement of cash flows for the nine months ended September 30, 2020 and 2019 and the related footnote disclosures are unaudited. In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements as of and for the year ended December 31, 2019 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2020, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Certain amounts totaling $63 in the consolidated statement of stockholders’ equity for the three months ended March 31, 2020, related to unrealized gains on marketable securities, have been reclassified from additional paid-in capital to accumulated other comprehensive income to conform to the current period presentation. This reclassification had no impact on the previously reported results of operations or cash flows for the three months ended March 31, 2020.

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

The Company’s cash equivalents and marketable securities at September 30, 2020 and December 31, 2019 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2020 and December 31, 2019, respectively.

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

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect, for the periods indicated:

	September 30,
	2020	2019
Stock options	5,096,252	3,594,830
Restricted stock units	179,662	—
Potential common shares	5,275,914	3,594,830

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of ASU 2019-12 to have a material impact on the Company’s financial position, results of operations and cash flows.

3. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019
Research and development costs	$6,605	$8,059
Professional fees	1,085	1,439
Payroll related	3,715	3,655
Other	131	377
Accrued expenses	$11,536	$13,530

4. Fair Value of Financial Assets and Liabilities

As of September 30, 2020 and December 31, 2019, the carrying amount of cash and cash equivalents and short-term investments was $201,784 and $292,459, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	September 30, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$21,249	$—	$21,249
U.S. Treasury Securities and Money Market Funds	$39,657	$—	$—	$39,657
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	134,114	—	134,114
Total	$39,657	$155,363	$—	$195,020

	Fair value Measurements as of
	December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$8,885	$—	$8,885
Money Market Funds	53,014	—	—	53,014
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	230,165	—	230,165
Total	$53,014	$239,050	$—	$292,064

Marketable Securities

The following tables summarize the Company's marketable securities:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$133,876	$238	$—	$134,114
	$133,876	$238	$—	$134,114

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$230,155	$54	$(44)	$230,165
	$230,155	$54	$(44)	$230,165

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 5 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of September 30, 2020, the Company has not entered into any lease arrangements classified as a finance lease.

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

The Company’s corporate headquarters is located in Boston, Massachusetts.  This facility houses the Company’s research, clinical, regulatory, commercial and administrative personnel.  The Company’s lease agreement commenced May 2019 and has a term of six years with a five-year renewal option to extend the lease. As of January 1, 2019, the Company has not included the five-year renewal option to extend the lease in its measurement of the ROU asset or lease liability. Rent expense, or operating lease costs, for the three and nine months ended September 30, 2020 and 2019, was $138, $138, $414 and $491, respectively.

Supplemental cash flow information related to the Company’s lease for the nine months ended September 30, 2020, includes cash payments of $587 used in the measurement of its operating lease liability.

The following table presents the maturities of the Company’s operating lease liability related to office space as of September 30, 2020, all of which is under a non-cancellable operating lease:

Operating Lease
Remainder of 2020	$199
2021	802
2022	818
2023	834
2024	851
Thereafter	502
Total operating lease payments	4,006
Less: imputed interest	795
Total operating lease liability	$3,211

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

On January 6, 2020, the Company announced that Keith Gottesdiener, M.D., the Company’s Chief Executive Officer and President, would step down from his roles with the Company. Dr. Gottesdiener stepped down from his roles as CEO, President and member of the Board of Directors following the submission of the Company’s NDA filing on March 27, 2020.

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

On July 20, 2020, the Board of Directors of the Company appointed David P. Meeker, M.D. as the President and Chief Executive Officer of the Company. The Board granted Dr. Meeker a stock option grant under the Company’s 2017 Equity Incentive Plan to purchase 900,000 shares of the Company’s common stock, which will vest as to 25% of the underlying shares on the first anniversary of Dr. Meeker commencing employment with the Company and as to the remaining 75% of the underlying shares in 12 substantially equal installments upon Dr. Meeker’s completion of each three full months of service to the Company thereafter.

As of September 30, 2020, an aggregate of 8,516,687 shares of common stock were reserved for future issuance under the Company’s stock plans, including outstanding stock options and restricted stock units to purchase 7,515,694 shares of common stock and 1,000,993 shares available for future grant under the Company’s 2017 Employee Stock Purchase Plan.

7. Related-Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $808, $651, $2,584 and $1,739 for the three and nine months ended September 30, 2020 and 2019, respectively. Outstanding payments due to these related parties as of September 30, 2020 and December 31, 2019 were $107 and $264, respectively, and were included within accounts payable on the balance sheet.

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

We demonstrated proof of concept in our Phase 2 clinical trial in BBS and Alström syndrome, and met with the FDA in May 2018 to discuss a combined pivotal Phase 3 clinical trial in these indications. Based on these discussions with the FDA, we initiated this Phase 3 trial in December 2018 and we completed enrollment in December 2019 and expect to report topline data at the end of 2020 or early in the first quarter of 2021. We have ongoing Phase 2 clinical trials, referred to as our Basket Study, in MC4R pathway heterozygous deficiency obesity and POMC epigenetic disorders, which we expanded in the second half of 2019 to include the following additional indications: SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith-Magenis syndrome. We reported preliminary results in MC4R pathway heterozygous deficiency obesity in March 2019 and expect to report additional data in this indication in early 2021.  We also plan to report additional data from one or more of the other Basket Study indications in early 2021.  As of September 30, 2020, an aggregate of approximately 465 obese subjects and patients have been treated with setmelanotide in previous and ongoing clinical trials in which setmelanotide demonstrated statistically significant weight loss with good tolerability.

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

As of September 30, 2020 we had an accumulated deficit of $424.4 million. Our net losses were $33.8 million, $36.0 million, $99.1 million and $107.8 million for the three and nine months ended September 30, 2020 and 2019, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of September 30, 2020, our existing cash and cash equivalents and short-term investments were approximately $201.8 million. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses through at least the end of 2021.

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

Impact of Novel Coronavirus

We are closely monitoring how the spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, we have limited access to our executive offices with most employees continuing their work outside of our offices and travel has been restricted. We currently continue to expect to meet disclosed timelines for reporting data from our pivotal Phase 3 trial in BBS and Alström syndrome.  We have recently updated our timelines on the Basket Study but the changes were unreleated to COVID-19. We are continuing our regular interactions with the FDA and EMA and based on current information, we do not anticipate COVID-19 to materially affect our regulatory timelines for POMC deficiency obesity or LEPR deficiency obesity. We do not currently anticipate any disruption in the clinical supply of setmelanotide and our CMOs have indicated that they have appropriate plans and procedures in place to ensure uninterrupted future supply of clinical and commercial-grade setmelanotide, subject to potential limitations on their operations due to COVID-19.  As a result, we do not currently expect that the COVID-19 pandemic will have a material impact on our business, results of operations and financial condition.  At this time, however, there is significant uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies, clinical trials and our commercialization prospects.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The following table summarizes our current research and development expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Research and development summary	2020	2019	2020	2019
Research and development expense	$22,995	$26,572	$68,496	$84,641

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selling, general and administrative summary	2020	2019	2020	2019
Selling, general and administrative expense	$11,289	$10,535	$33,006	$27,135

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

During the three months ended September 30, 2020, there were no significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Change
	2020	2019	$	%

	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$22,995	$26,572	$(3,577)	(13)%
Selling, general, and administrative	11,289	10,535	754	7%
Total operating expenses	34,284	37,107	(2,823)	(8)%
Loss from operations	(34,284)	(37,107)	2,823	(8)%
Other income, net	466	1,104	(638)	(58)%
Net loss	$(33,818)	$(36,003)	$2,185	(6)%

Research and development expense. Research and development expense decreased by $3.6 million to $23.0 million in 2020 from $26.6 million in 2019, a decrease of 13%. The decrease was primarily due to the following:

●	a decrease of $5.2 million related to our clinical trials associated with the GO-ID genotyping study and the once-weekly formulation study. These studies were nearing or at completion during the period and we had begun to gather and analyze the results from the studies; and
●	a decrease of $3.2 million related to translational research and genetic sequencing efforts, as the near-completion of the GO-ID study resulted in lower sequencing volume.

The above decreases were partially offset by:

●	an increase of $3.6 million related to purchases of setmelanotide API for clinical trials and commercial scale up; and
●	an increase of $1.0 million related to a milestone expense associated with the license agreement with Ipsen on filing the MMA for setmelanotide for the treatment of POMC and LEPR deficiency obesities with the EMA.

Selling, general and administrative expense. Selling, general and administrative expense increased by $0.8 million to $11.3 million in 2020 from $10.5 million in 2019, an increase of 7%. The increase was primarily due to the following:

●	an increase of $1.3 million related to stock compensation expense associated with a grant to our new Chief Executive Officer and other new hire grants during the period, and the modification of certain awards in connection our Chief Commercial Officer’s separation agreement.

The above increase was partially offset by:

●	a decrease of $0.8 million related to consulting services associated with patient engagement, disease awareness and unbranded education about rare genetic causes of obesity.

Net loss. Net loss decreased by $2.2 million to $33.8 million in 2020, from $36.0 million in 2019. The decrease in net loss was primarily due to the decrease in research and development expense discussed above.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%

	(in thousands)
Statement of Operations Data:
Operating Expenses:
Research and development	$68,496	$84,641	$(16,145)	(19)%
Selling, general, and administrative	33,006	27,135	5,871	22%
Total operating expenses	101,502	111,776	(10,274)	(9)%
Loss from operations	(101,502)	(111,776)	10,274	(9)%
Other income, net	2,403	4,003	(1,600)	(40)%
Net loss	$(99,099)	$(107,773)	$8,674	(8)%

Research and development expense. Research and development expense decreased by $16.1 million to $68.5 million in 2020 from $84.6 million in 2019, a decrease of 19%. The decrease was primarily due to the following:

●	a decrease of $16.0 million related to our clinical trial associated with the GO-ID genotyping study, the POMC and LEPR clinical studies and the once-weekly formulation study. These studies were nearing their completion during the period and we had begun to gather and analyze the results from the studies; and
●	a decrease of $7.5 million related to translational research, pathway validation and genetic sequencing efforts, as the near-completion of the GO-ID study resulted in lower sequencing volume.

The above decreases were partially offset by:

●	an increase of $3.0 million related to a milestone expense associated with the license agreement with Ipsen on filing the NDA with the FDA and filing the MAA with the EMA;
●	an increase of $2.5 million related to our Phase 2 Basket Study clinical trial, as we continue to expand patients and trial sites into this study; and
●	an increase of $1.2 million related to purchases of setmelanotide API for clinical trials and commercial scale up.

Selling, general and administrative expense. Selling, general and administrative expense increased by $5.9 million to $33.0 million in 2020 from $27.1 million in 2019, an increase of 22%. The increase was primarily due to the following:

●	a charge of $4.0 million related to the separation agreements and modification of stock options for our former Chief Executive Officer and Chief Commercial Officer upon their departures; and
●	an increase of $1.0 million in various consulting and professional services related to legal and IT support costs for continued support of the growth in personnel and systems.

Net loss. Net loss decreased by $8.7 million to $99.1 million in 2020, from $107.8 million in 2019. The decrease in net loss was primarily due to the decrease in research and development expense discussed above, partially offset by the increase in selling, general and administrative expense discussed above.

Liquidity and Capital Resources

As of September 30, 2020, our cash and cash equivalents and short-term investments were approximately $201.8 million.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash provided by (used in):
Operating activities	$(92,857)	$(90,529)
Investing activities	96,644	111,157
Financing activities	1,589	1,511
Net increase in cash, cash equivalents and restricted cash	$5,376	22,139

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $92.9 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of $85.6 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $7.3 million from a decrease in prepaid expenses and accounts payables and accrued expenses associated with our CROs, CMOs and consultants due to the timing of payments.

Net cash used in operating activities was $90.5 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $97.9 million adjusted for non-cash items, which consisted of the non-cash stock-based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $4.6 million for an increase in prepaid expenses associated with our CROs and CMOs due to the timing of payments offset by an increase of $11.0 million in accounts payables and accrued expenses.  We also received proceeds of $0.9 million from tenant improvement allowances related to our new office space.

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended September 30, 2020 relates to the net maturities of short-term investments.

Net cash provided by investing activities for the nine months ended September 30, 2019 relates to the net maturities of short-term investments of $114.5 million, partially offset by $3.4 million of cash used for tenant improvements and new furniture and fixtures related to our new office space.

Net cash provided by financing activities

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2020, which represents net proceeds from purchases made under our 2017 Employee Stock Purchase Plan and proceeds from the exercise of stock options.

Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2019, which represents net proceeds from purchases made under our 2017 Employee Stock Purchase Plan and proceeds from the exercise of stock options.

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

Contractual obligations

As of September 30, 2020, there were no material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have during the period presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our management completed an evaluation, as of September 30, 2020, with the participation of our principal executive officer and principal financial officer, as to the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our net loss and comprehensive losses were $33.8 million, $36.0 million, $99.1 million and $107.8 million for the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $424.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for setmelanotide, we will incur significant sales, marketing and outsourced manufacturing expenses. We will incur costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

From August 2015 through August 2017, we raised aggregate gross proceeds of $81.0 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through October 2019, we raised aggregate net proceeds of approximately $450.0 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs.  As of September 30, 2020, our cash and cash equivalents and short-term investments were approximately $201.8 million. We expect our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses through at least the end of 2021.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain regulatory approval for, and to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Furthermore, as of September 2019, we collected samples from 13,567 individuals with severe obesity, which yielded 11.7%, or 1,584, genetically-identified individuals with a rare genetic variant of the MC4R pathway and who may be eligible for inclusion in our Phase 2 Basket Study or pivotal Phase 3 clinical trials. We plan to update results from our genetic sequencing effort with epidemiology data from more than 30,000 sequencing samples from individuals with severe obesity early in the first quarter of 2021.  The yields for the indications are outlined above, but then are subject to application of functional and/or computational filters to calculate the prevalence estimates in the United State population. A rarity filter means the specific variant appears in less than 1% of people, and the functional and computational filters help us focus our estimates based on the highest confidence loss-of-function variants.  These genetic sequencing results have identified samples from 29 patients with POMC deficiency obesity and LEPR deficiency obesity, which is consistent with our clinical epidemiology estimates.

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

In December 2019, a novel strain of coronavirus, which causes COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, Canada and Europe, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the

World Health Organization declared the outbreak of COVID-19 as a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020. On May 18, 2020, the governor issued an order outlining the phased reopening of workplaces and imposing workplace safety measures to address COVID-19.  Because of the nature of our operations, we have been considered to be an essential business so, to date, our operations have only been partially affected by the orders. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have limited access to our principal executive office with most employees continuing their work outside of our office and restricted travel.  If the COVID-19 coronavirus continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies, clinical trials and our commercialization prospects, including:

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

The FDA recently reiterated its position that an LDT is sufficient for identifying patients in our clinical trials, but the agency also recently indicated that approval of an in vitro companion diagnostic device will be needed. In vitro companion diagnostic devices, or companion diagnostics, provide information that is essential for the safe and effective use of a corresponding therapeutic product. These companion diagnostics may be co-developed with a device manufacturer or with a laboratory, and generally require FDA approval as well. The FDA stated that absence of complete development of a companion diagnostic would not preclude us from submitting an NDA or preclude the FDA from reviewing it, but the FDA has recently indicated that a companion diagnostic will likely be needed at the time of NDA approval. The FDA has indicated it will work with us to identify the least burdensome analytical validation approach to a companion diagnostic for setmelanotide.  We have been engaged in ongoing discussions with the FDA regarding development of a Class II companion diagnostic and submitted a De Novo request to the FDA in September 2020.

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

We currently contract with third parties for the manufacture of setmelanotide and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with our CMOs: Corden Pharma Brussels S.A., or Corden, (formerly Peptisyntha SA prior to its acquisition by Corden), PolyPeptide Group, Baine L’Alleud, or PPL, and Neuland Laboratories, in connection with certain process development and manufacturing services for regulatory starting materials and/or drug substance, or API in connection with the manufacture of setmelanotide. We have also entered into a process development and manufacturing services agreement with Recipharm Monts S.A.S., or Recipharm, under which Recipharm will provide certain process development and manufacturing services in connection with the manufacture of setmelanotide drug product. Under our agreements, we pay these third parties for services in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. The agreement with Corden also provides that, subject to certain conditions, for a period following each product launch date, we will source from Corden a portion of our requirements for that product being sourced from non-affiliate third parties. We may need to engage additional third-party suppliers to manufacture our clinical and/or commercial, subject to approval, drug supplies. In the future, as we approach commercialization of setmelanotide or any future product candidate, we will need to engage other third parties to assist in, among other things, labeling, packaging, distribution, post-approval safety reporting and pharmacovigilance activities. We cannot be certain that we can engage third-party suppliers on terms as favorable as those that are currently in place.

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

We are manufacturing finished drug product for use in our upcoming or ongoing clinical trials. We believe we currently have a sufficient amount of finished setmelanotide and placebo to complete our ongoing and planned clinical trials. However, these projections could change based on delays encountered with manufacturing activities, equipment scheduling and material lead times. Any such delays in the manufacturing of finished drug product could delay our planned clinical trials of setmelanotide, which could delay, prevent or limit our ability to generate revenue and continue our business.

Moreover, as a result of the COVID-19 pandemic, certain of our suppliers and CMOs in Europe may be affected, which could disrupt their activities. As a result, we could face difficulty sourcing key components necessary to produce supply of setmelanotide, which may negatively affect our clinical development and commercilization activities, subject to approval. If the COVID-19 coronavirus further impacts business operations, including our CMOs and suppliers, we could face additional disruption to our supply chain that could affect the supply of drug product for preclinical, clinical trial and commercial use, subject to approval. Additionally, as our CMOs are producers of drug substances and drug products, including vaccines and therapeutics, they could be compelled by a national government, or choose themselves, to shift their resources to the production of a COVID-19 vaccine and/or therapeutics for COVID-19, which could disrupt any scheduled drug substance or drug product batches we may have and may prevent us from obtaining supplies for our programs in a timely manner to meet our development timelines.

We do not have long-term supply agreements in place with our contractors, and each batch of setmelanotide is individually contracted under existing quality and supply agreements. If we engage new contractors, such contractors must be approved by the FDA and other equivalent competent authorities in foreign jurisdictions. We will need to submit information to the FDA and other equivalent competent authorities in foreign jurisdictions describing the manufacturing changes. If manufacturing changes occur post-approval, the FDA may have to approve these changes. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of setmelanotide, if approved. Our current scale of manufacturing appears adequate to support all of our current needs for clinical trial and commercial supplies for setmelanotide, subject to approval. If setmelanotide is approved, we may need to identify additional CMOs or partners to produce setmelanotide on a larger scale.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 15.7% of our outstanding voting stock as of September 30, 2020.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of September 30, 2020, we have 44,204,745 shares of common stock outstanding.

The holders of an aggregate of approximately 6.9 million shares of our common stock, or approximately 16% of our total outstanding common stock as of September 30, 2020, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act, the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	05/04/2020	3.1
3.2	Amended and Restated Bylaws.	S-1/A	09/25/2017	3.5
10.1*	Offer Letter, dated September 4, 2020, and Indefinite Term Employment Contract, dated October 5, 2020, between Rhythm Pharmaceuticals, Inc. and Yann Mazabraud.
10.2*	Separation Agreement, dated September 30, 2020, between Rhythm Pharmaceuticals, Inc. and Nithya Desikan.
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: November 2, 2020	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2020	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)