Form 10-Q
period 2021-03-31
RHYTHM PHARMACEUTICALS, INC.
filed 2021-05-03
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares outstanding of the registrant’s Common Stock as of April 23, 2021 was 50,206,758.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$87,271	$100,854
Short-term investments	317,479	71,938
Prepaid expenses and other current assets	7,384	8,876
Total current assets	412,134	181,668
Property and equipment, net	3,006	3,195
Right-of-use asset	1,741	1,807
Intangible assets, net	5,000	—
Restricted cash	328	403
Total assets	$422,209	$187,073
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,147	$4,900
Accrued expenses and other current liabilities	7,150	12,559
Lease liability	553	535
Total current liabilities	16,850	17,994
Long-term liabilities:
Deferred tax liability	22,006	—
Lease liability	2,406	2,551
Total liabilities	41,262	20,545
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 50,201,758 and 44,235,903 shares issued and outstanding March 31, 2021 and December 31, 2020, respectively	50	44
Additional paid-in capital	796,532	625,762
Accumulated other comprehensive (loss) income	(58)	49
Accumulated deficit	(415,577)	(459,327)
Total stockholders’ equity	380,947	166,528
Total liabilities and stockholders’ equity	$422,209	$187,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020
Product revenue, net	$35	$—
Costs and expenses:
Cost of sales	4	—
Research and development	19,911	22,504
Selling, general, and administrative	14,518	12,796
Total costs and expenses	34,433	35,300
Loss from operations	(34,398)	(35,300)
Other income (expense):
Other income	100,000	—
Interest income, net	154	1,136
Total other income, net	100,154	1,136
Income (loss) before taxes	65,756	(34,164)
Provision for income taxes	22,006	—
Net income (loss)	$43,750	$(34,164)
Net income (loss) per share
Basic	$0.92	$(0.78)
Diluted	$0.90	$(0.78)
Weighted-average common shares outstanding
Basic	47,638,565	44,049,843
Diluted	48,501,697	44,049,843

Other comprehensive income (loss):
Net income (loss)	$43,750	$(34,164)
Unrealized (loss) gain on marketable securities	(107)	63
Comprehensive income (loss)	$43,643	$(34,101)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2020	44,235,903	$44	$625,762	$49	$(459,327)	$166,528
Stock compensation expense	—	—	5,191	—	—	5,191
Issuance of common stock in connection with ESPP	17,000	—	388	—	—	388
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	198,855	—	3,466	—	—	3,466
Issuance of common stock upon completion of public offering, net of offering costs	5,750,000	6	161,725	—	—	161,731
Unrealized loss on marketable securities	—	—	—	(107)	—	(107)
Net income	—	—	—	—	43,750	43,750
Balance at March 31, 2021	50,201,758	$50	$796,532	$(58)	$(415,577)	$380,947

Balance at December 31, 2019	43,996,753	$44	$606,307	$—	$(325,331)	$281,020
Stock compensation expense	—	—	5,475	—	—	5,475
Issuance of common stock in connection with ESPP	18,673	—	324	—	—	324
Issuance of common stock in connection with exercise of stock options	72,964	—	383	—	—	383
Unrealized gain on marketable securities	—	—	—	63	—	63
Net loss	—	—	—	—	(34,164)	(34,164)
Balance at March 31, 2020	44,088,390	$44	$612,489	$63	$(359,495)	$253,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020

Operating activities
Net income (loss)	$43,750	$(34,164)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock-based compensation expense	5,191	5,475
Gain on sale of priority review voucher	(100,000)	—
Deferred tax provision	22,006	—
Depreciation and amortization	201	167
Non-cash rent expense	(61)	(56)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,651	(847)
Accounts payable, accrued expenses and other current liabilities	(6,269)	(6,673)
Net cash used in operating activities	(33,531)	(36,098)
Investing activities
Purchases of short-term investments	(297,542)	(15,370)
Maturities of short-term investments	51,842	44,243
Proceeds from sale of priority review voucher	100,000	—
Purchases of property and equipment	(12)	—
Net cash (used in) provided by investing activities	(145,712)	28,873
Financing activities
Net proceeds from issuance of common stock	161,731	—
Proceeds from the exercise of stock options	3,466	383
Proceeds from issuance of common stock from ESPP	388	324
Net cash provided by financing activities	165,585	707
Net decrease in cash, cash equivalents and restricted cash	(13,658)	(6,518)
Cash, cash equivalents and restricted cash at beginning of period	101,257	62,697
Cash, cash equivalents and restricted cash at end of period	$87,599	$56,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a commercial-stage biopharmaceutical company focused on changing the paradigm for the treatment of rare genetic diseases of obesity, which are characterized by early-onset, severe obesity and an insatiable hunger or hyperphagia.  Our lead product candidate is IMCIVREE (setmelanotide), a potent melanocortin-4 receptor, or MC4R, agonist for the treatment of rare genetic diseases of obesity. We believe IMCIVREE, for which we have exclusive worldwide rights, has the potential to restore dysfunctional MC4R signaling due to impaired MC4R pathway function. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. IMCIVREE has been approved by the U.S. Food and Drug Administration, or FDA, for chronic weight management in adult and pediatric patients six years of age and older with obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, or leptin receptor, or LEPR, deficiency confirmed by genetic testing. IMCIVREE is now commercially available.

The Company is a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

The Company’s continued development efforts are focused on obesity related to several single gene-related, or monogenic, MC4R pathway deficiencies: Bardet-Biedl syndrome, or BBS; Alström syndrome; HET obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, deficiency; and obesity due to SH2B adapter protein 1, or SH2B1, deficiency; MC4R deficiency obesity and Smith-Magenis syndrome, as well as additional diseases as part of investigator-initiated protocols. Currently, there are no effective or approved treatments for these MC4R pathway-related diseases. The Company believes that the MC4R pathway is a compelling target for treating these genetic diseases because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

The Company is subject to risks and uncertainties common to commercial-stage companies in the biotechnology industry, including but not limited to risks associated with the commercialization of approved products, completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Commercialization of approved products will require significant resources and in order to market IMCIVREE, the Company must continue to build its sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of March 31, 2021, the Company had an accumulated deficit of $415,577.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

In February 2021, the Company completed the sale of a Rare Pediatric Disease Priority Review Voucher, or PRV, that it received in connection with the approval of IMCIVREE for $100,000. As the PRV did not have a carrying value, the gain recognized within Other income (loss) was equal to the gross proceeds received, with costs related to the sale of the voucher recorded within selling, general and administrative expenses.

At March 31, 2021, the Company had $404,750 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations into at least the second half of 2023.

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

The accompanying interim balance sheet as of March 31, 2021, the statements of operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020, the statements of stockholders equity and the statements of cash flows for the three months ended March 31, 2021 and 2020 and the related footnote disclosures are unaudited. In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements as of and for the year ended December 31, 2020 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2021, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Risks and Uncertainties

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the

Company's financial results and business operations for the three months ended March 31, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently operates in one business segment, which is the development and commercialization of therapies for patients with rare diseases. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its product or product candidates. Accordingly, the Company has one reportable segment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, Net

Subsequent to its regulatory approval in the U.S. on November 27, 2020, the Company began to sell IMCIVREE in the U.S. in March, 2021.  The product is distributed through an exclusive third-party logistics, or 3PL, distribution agent that does not take title to the product.  Once the product is delivered to the Company’s exclusive specialty pharmacy provider, our sole customer in the U.S., the customer (or “wholesaler”) takes title to the product.  The wholesaler then distributes the product to health care providers and patients.  In our exclusive distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product.  The Company generally does not offer returns of product sold to the customer.

Revenue from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, upon transfer of title to the customer because at that point in time we have no ongoing obligations to the customer.  There are no other performance obligations besides the sale of product. The Company records shipping and handling costs within cost of goods sold on our consolidated statements of operations.  We classify payments to our customer or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our consolidated statements of operations.  Otherwise, payments to a customer or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below.  Taxes collected from the customer relating to product sales and remitted to governmental authorities are excluded from revenue.  Because our payment terms are generally forty-five days, we conclude there is not a significant financing component because the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less.  The Company expenses incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that we would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, or the transaction price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our customer, health care providers and other indirect customers relating to the sale of IMCIVREE.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer).  Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract.  The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from our estimates.  If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following are the components of variable consideration related to product revenue:

Chargebacks:  The Company estimates obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers and patients at prices lower than the list prices charged to our customer.  The government and other entities charge us for the difference between what they pay for the product and the selling price to our customer.  The Company records reserves for these chargebacks related to product sold to our customer during the reporting period, as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers and patients in future periods.

Government rebates:  The Company is subject to discount obligations under government programs, including Medicaid programs, Medicare and Tricare in the United States.  We estimate Medicaid, Medicare and Tricare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses on our consolidated balance sheet.  For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program.  On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Trade discounts and allowances:  The Company provides customary invoice discounts on IMCIVREE sales to our U.S. customer for prompt payment that are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, we receive and pay for various distribution services from our customer in the distribution channel.  For services that are either not distinct from the sale of our product or for which we cannot reasonably estimate the fair value, such fees are classified as a reduction of product revenue.

Product Returns:  Our customer has limited return rights related to the product’s expiration date or instances of damage or defect.  The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized.  Based on the distribution model for IMCIVREE and the price of IMCIVREE, we believe there will be minimal returns.

Other incentives:  Other incentives include co-payment assistance the Company provides to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance.  The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue.  The estimate is recorded as a reduction of revenue in the same period the related revenue is recognized.

During the quarter ended March 31, 2021, we recorded product revenue, net, of $35.  The table that summarizes balances and activity in each of the product revenue allowance and reserve categories has not been included for the quarter ended March 31, 2020 due to the immateriality of the revenue recognized during the period.

Cost of Product Sales

Prior to receiving approval from the FDA in November 2020 to sell IMCIVREE, the Company expensed all costs incurred related to the manufacture of IMCIVREE as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates.  Subsequent to receiving FDA approval in November 2020, the Company has not capitalized any inventory related costs during the three month period ended March 31, 2021.

Cost of product sales will consist of manufacturing costs, transportation and freight, amortization of capitalized intangibles, royalty payments and indirect overhead costs associated with the manufacturing and distribution of IMCIVREE. Cost of product sales may also include period costs related to certain manufacturing services and inventory adjustment charges.  The Company is currently evaluating the impact of this previously expensed inventory on the future cost of product sales.

Accounts Receivable, Net

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns, and chargebacks. The Company's contracts with customers have standard payment terms that generally require payment within 45 days. The Company analyzes accounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  As of March 31, 2021, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances.

Intangible Assets, Net

Definite-lived intangible assets related to capitalized milestones under license agreements are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life. If our estimate of the product’s useful life is shorter than the remaining patent life, then a shorter period is used. Amortization expense is recorded as a component of cost of sales on the consolidated statements of operations and comprehensive income (loss).

Intangible assets are evaluated for impairment at least annually in the fourth quarter or more frequently if impairment indicators exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the decision to discontinue the development of a drug, the receipt of additional clinical or nonclinical data regarding our drug candidate or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. In connection with any impairment assessment, the fair value of the intangible assets as of the date of assessment is compared to the carrying value of the intangible asset. Impairment losses are recognized if the carrying value of an intangible asset is both not recoverable and exceeds its fair value.

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

The Company’s cash equivalents and marketable securities at March 31, 2021 and December 31, 2020 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at March 31, 2021 and December 31, 2020, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net income (loss) per common share is computed by adjusting the weighted-average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For purposes of the diluted net income (loss) per share calculation, 781,404 stock options and 82,591 restricted stock units were considered to be common stock equivalents for the three months ended March 31, 2021.  For the three months ended March 31, 2020, the common stock equivalents have been excluded from the calculation of diluted net income (loss) per share, as their effect would be anti-dilutive for the period presented.

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect, for the periods indicated:

	March 31,
	2021	2020
Stock options	3,641,903	4,058,347
Restricted stock units	97,631	118,662
Potential common shares	3,739,534	4,177,009

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03, or ASU 2016-13. The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Since the Company ceased to be an emerging growth company as of December 31, 2020, the Company adopted the standard during the fourth quarter of 2020 and applied the modified retrospective method of adoption to the Company’s financial statements as of January 1, 2020.  Based on the composition of the investment portfolio as of the adoption date, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows for the year ended December 31 2020 and no adjustment was required to be recorded to the opening retained earnings balance as of January 1, 2020.

In December 2019, the FASB issued ASU 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. We have adopted ASU 2019-12 as of January 1, 2021 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

3. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2021	2020
Research and development costs	$3,532	$5,815
Professional fees	1,316	648
Payroll related	2,073	5,916
Other	229	180
Accrued expenses	$7,150	$12,559

4. Fair Value of Financial Assets

As of March 31, 2021 and December 31, 2020, the carrying amount of cash and cash equivalents and short-term investments was $404,750 and $172,792, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	March 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Commercial Paper	$—	$4,750	$—	$4,750
Money Market Funds	81,365	—	—	81,365
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	317,479	—	317,479
Total	$81,365	$322,229	$—	$403,594

	Fair value Measurements as of
	December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$36,242	$—	$36,242
Money Market Funds	63,182	—	—	63,182
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	71,938	—	71,938
Total	$63,182	$108,180	$—	$171,362

Marketable Securities

The following tables summarize the Company's marketable securities:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$317,538	$1	$(60)	$317,479
	$317,538	$1	$(60)	$317,479

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$71,895	$43	$—	$71,938
	$71,895	$43	$—	$71,938

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 4.3 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of March 31, 2021, the Company has not entered into any lease arrangements classified as a finance lease.

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

The following table presents the maturities of the Company’s operating lease liability related to office space as of March 31, 2021, all of which is under a non-cancellable operating lease:

Operating Lease
Remainder of 2021	$603
2022	818
2023	834
2024	851
2025	502
Thereafter	—
Total operating lease payments	3,608
Less: imputed interest	649
Total operating lease liability	$2,959

6. Intangible Assets, Net

As of March 31, 2021, the Company’s finite-lived intangible assets, which totaled $5.0 million, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021.

The Company began amortizing its finite-lived intangible assets in March 2021 over IMCIVREE’s initial regulatory exclusivity period. Amortization expense was not material for the three months ended March 31, 2021.  Amortization expense will be included in cost of sales on the consolidated statements of operations and comprehensive loss.

7. Income Taxes

The Company recorded a tax provision of $22,006 for the period ended March 31, 2021, primarily related to the sale of the PRV, offset by a tax benefit from the Company's ordinary losses.  The Company expects to have sufficient tax losses in the current year to offset the income from the sale and thus no current year liability is expected.  The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

8. Common Stock

On February 9, 2021 the Company completed a public offering of 5,750,000 shares of common stock at an offering price of $30.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 750,000 additional shares of common stock. The Company received $161,731 in net proceeds after deducting underwriting discounts, commissions and offering expenses.

During the three months ended March 31, 2020, the Company entered into a separation agreement with its former Chief Executive Officer, Keith Gottesdiener, M.D.  The Company modified certain equity awards held by Dr. Gottesdiener. The modification included the continuation of vesting of stock options through the end of December 31, 2020 and an extension of the post-termination exercise period for vested options from 90 days to up to two years. In connection with this modification, the Company recorded an incremental compensation charge of $2,811 during the three months ended March 31, 2020.

As of March 31, 2021, an aggregate of 10,039,110 shares of common stock were reserved for future issuance under the Company’s stock plans, including outstanding stock options and restricted stock units that have been issued of 6,365,832 shares of common stock and 983,993 shares are available for future grants under the Company’s 2017 Employee Stock Purchase Plan.

9. Related-Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $636 and $860 for the three months ended March 31, 2021 and 2020, respectively. Outstanding payments due to these related parties as of March 31, 2021 and December 31, 2020 were $42 and $187, respectively, and were included within accounts payable on the balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed; our marketing, commercial sales, and revenue generation; expectations surrounding our manufacturing arrangements; the impact of the novel coronavirus, or COVID-19, pandemic on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements.  These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks and uncertainties, many of which are beyond our control, and other important factors which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a commercial-stage biopharmaceutical company focused on changing the paradigm for the treatment of rare genetic diseases of obesity, which are characterized by early-onset, severe obesity and an insatiable hunger or hyperphagia.  Our lead product candidate is IMCIVREE (setmelanotide), a potent melanocortin-4 receptor, or MC4R, agonist for the treatment of rare genetic diseases of obesity. We believe IMCIVREE, for which we have exclusive worldwide rights, has the potential to restore dysfunctional MC4R signaling due to impaired MC4R pathway function. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. IMCIVREE has been approved by the U.S. Food and Drug Administration, or FDA, for chronic weight management in adult and pediatric patients six years of age and older with obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, leptin receptor, or LEPR, deficiency confirmed by genetic testing. IMCIVREE became commercially available in the U.S. in the first quarter 2021.

Our continued development efforts are focused on obesity related to several single gene-related, or monogenic, MC4R pathway deficiencies: Bardet-Biedl syndrome, or BBS; Alström syndrome; HET obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, deficiency; and obesity due to SH2B adapter protein 1, or SH2B1, deficiency; MC4R deficiency obesity and Smith-Magenis syndrome, as well as additional diseases as part of investigator-initiated protocols. There are currently no effective or approved treatments for these MC4R pathway-related diseases. We believe that the MC4R pathway is a compelling target for treating these genetic diseases because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

We recently announced positive topline results from a pivotal Phase 3 clinical trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals with BBS or Alström syndrome. The trial met its primary and all key secondary endpoints, showing statistically significant and clinically meaningful reductions in weight and hunger scores. All primary endpoint responders were patients with BBS. There were three evaluable patients with

Alström syndrome and none of them met the primary endpoint.  We are continuing to analyze the full data from patients with BBS or Alström syndrome, which we plan to present at a medical meeting in the second half of 2021. We plan to complete regulatory submissions to both the FDA and the EMA for BBS in the second half of 2021, and we expect to determine next steps for Alström syndrome upon completing a full analysis of the final data from the Phase 3 trial.

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

We have ongoing Phase 2 clinical trials, referred to as our Basket Study, in MC4R pathway heterozygous deficiency obesity, which we expanded in the second half of 2019 to include the following additional indications: SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity and Smith-Magenis syndrome. We reported preliminary results in MC4R pathway heterozygous deficiency obesity in March 2019.  On January 26, 2021, we announced new proof-of-concept interim data from our ongoing Phase 2 Basket Study across individuals with one of three distinct rare genetic diseases of obesity: HET obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to SRC1 deficiency; and obesity due to SH2B1 deficiency. The primary endpoint of the study is the percent of patients in each subgroup showing at least a 5 percent loss of body weight over three months.  Consistent with prior clinical experience, setmelanotide was generally well tolerated in each of these rare genetic diseases of obesity.  We are in discussions with the FDA to define a potential path for setmelanotide towards registration for these indications. Pending the outcome of these discussions, we plan to initiate a pivotal Phase 3 trial evaluating setmelanotide in patients with HET obesity and SRC1 and SH2B1 deficiency obesities in the second half of 2021.

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

In the first half of 2021, we plan to initiate a Phase 2 clinical trial in hypothalamic obesity. We also plan to initiate in the second half of 2021, a Phase 2 clinical trial in pediatric patients aged two to six years old and a Phase 3 potentially registration-enabling trial for the weekly formulation of setmelanotide. In the second half of 2021, we plan to announce new top-line data from the ongoing exploratory Phase 2 Basket Study evaluating setmelanotide in MC4R-rescuable patients.  Also in the second half of 2021, we expect to obtain regulatory approval from the European Commission and make IMCIVREE commercially available in Europe in obesities due to POMC, PCSK1 and LEPR deficiencies.

On January 5, 2021, we entered into an asset purchase agreement with Alexion Pharmaceuticals, Inc., or Alexion, pursuant to which we agreed to sell our Rare Pediatric Disease Priority Review Voucher, PRV, to Alexion, or the PRV Transfer. We were awarded the voucher under a FDA program intended to encourage the development of certain rare pediatric disease product applications. We received the PRV when IMCIVREE was approved by the FDA. Pursuant to the transfer agreement, Alexion agreed to pay us $100.0 million in cash upon the closing of the sale.  The PRV Transfer closed on February 17, 2021.

On February 9, 2021, we completed an underwritten public offering in which we sold 5,750,000 shares of our common stock at a public offering price of $30.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 750,000 additional shares of common stock. We received aggregate net proceeds from the offering of $161.7 million after deducting underwriting discounts and commissions and offering expenses payable by us.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated any significant product revenue and have financed our operations primarily through the proceeds received from the sales of common and preferred stock, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock.  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through February 2021, we have raised aggregate net proceeds of approximately $611.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. As noted above, we also received $100.0 million from an asset sale, specifically in connection with the PRV Transfer. We will not generate significant revenue from product sales until we are able to successfully establish a marketing and commercialization infrastructure for IMCIVREE.  IMCIVREE became commercially available to patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency in the U.S. in the first quarter of 2021. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of March 31, 2021 we had an accumulated deficit of $415.6 million. Our net income (losses) were $43.8 million and ($34.2) million for the three months ended March 31, 2021 and 2020, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	continue to conduct clinical trials for setmelanotide;
●	engage contract manufacturing organizations, or CMOs, for the manufacture of clinical and commercial-grade setmelanotide;
●	seek regulatory approval for setmelanotide for additional indications;
●	expand our clinical, regulatory, commercial and corporate infrastructure and expand operations globally;
●	engage in the sales and marketing efforts necessary to support the continued commercial efforts of IMCIVREE globally;
●	the levels, timing and collection of revenue earned from sales of IMCIVREE and other products approved in the future, if any; and
●	continue to operate as a public company.

As of March 31, 2021, our existing cash and cash equivalents and short-term investments were approximately $404.8 million. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses into at least the second half of 2023.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Impact of COVID-19

We are closely monitoring how the spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, we have limited access to our executive offices with most employees continuing their work outside of our offices and travel has been restricted.  We have recently updated our timelines on the Basket Study but the changes were unrelated to COVID-19.  We are continuing our regular interactions with the FDA and EMA, and based on current information we do not currently anticipate any disruption in the clinical supply of setmelanotide.  Our CMOs have indicated that they have appropriate plans and procedures in place to ensure uninterrupted future supply of clinical and commercial-grade setmelanotide, subject to potential limitations on their operations due to COVID-19.  As a result, we do not currently expect that the COVID-19 pandemic will have a material impact on our business, results of operations and financial condition.  At this time, however, there is still uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the COVID-19 pandemic have resulted and may in the future result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. For example, we experienced interruption of key clinical trial activities, such as patient attendance and clinical trial site monitoring, in our Phase 3 clinical trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals with BBS or Alström syndrome. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—The COVID-19 pandemic has and may continue to adversely impact our business, including our preclinical studies, clinical trials and our commercialization prospects.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Financial Operations Overview

Revenue

To date, we have not generated significant revenue from product sales. Our lead product candidate, IMCIVREE, was recently approved by the FDA for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the U.S. in the first quarter of 2021.  We recorded our first sales of IMCIVREE in March 2021.  We expect our initial sales of IMCIVREE will be limited by the ultra-rare nature of the disease and limited number of diagnosed patients in the United States.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three months ended March 31, 2021 were insignificant.  We expect cost of sales to increase as we begin to sell inventory that is produced after we begin capitalizing IMCIVREE commercial inventory.  The Company is currently evaluating the impact of this previously expensed inventory on the future cost of product sales.

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

The following table summarizes our current research and development expenses:

	Three Months Ended
	March 31,
Research and development summary	2021	2020
Research and development expense	$19,911	$22,504

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

Selling, general and administrative expenses

Selling expenses consist of professional fees related to preparation for the eventual commercialization of setmelanotide, as well as salaries and related benefits for commercial employees, including stock-based compensation.  As we accelerate our preparation for commercialization and start to market setmelanotide and as we explore new collaborations to develop and commercialize setmelanotide, we anticipate that these expenses will materially increase.

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, relating to our full-time employees not involved in R&D or commercial activities.  Other significant costs include rent, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended
	March 31,
Selling, general and administrative summary	2021	2020
Selling, general and administrative expense	$14,518	$12,796

We anticipate that our selling, general and administrative expenses will increase in the future to support continued and expanding development efforts,  commercialization of IMCIVREE in the United States and the European Union as well as increased costs of operating as a global commercial stage biopharmaceutical public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, compliance with exchange listing and SEC expenses, insurance and investor relations costs, among other expenses.

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

Other than adopting ASC Topic 606, Revenue from Contracts with Customers, as of January 1, 2021, during the three months ended March 31, 2021, there were no other significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$35	$—	$35	NM %
Costs and expenses:
Cost of sales	4	—	4	NM %
Research and development	19,911	22,504	(2,593)	(12)%
Selling, general, and administrative	14,518	12,796	1,722	13%
Total costs and expenses	34,433	35,300	(867)	(2)%
Loss from operations	(34,398)	(35,300)	902	(3)%
Other income, net	100,154	1,136	99,018	NM %
Income (loss) before taxes	65,756	(34,164)	99,920	(292)
Provision for income taxes	22,006	—	22,006	NM
Net income (loss)	$43,750	$(34,164)	$77,914	(228)%

NM=Not meaningful

Research and development expense. Research and development expense decreased by $2.6 million to $19.9 million in 2021 from $22.5 million in 2020, a decrease of 12%. The decrease was primarily due to the following:

●	a decrease of $1.6 million related to our clinical trials associated with setmelanotide. We completed the GO-ID genotyping study, the POMC and LEPR Phase 3 studies and the once weekly formulation Phase 2 study in early to mid-2020. These decreases were slightly offset by increases related to the expansion of the Phase 2 basket study and the start of a new renal insufficiency PK study in late 2020; and
●	a decrease of $1.7 million primarily related to purchases of setmelanotide API and drug product in first quarter of 2020 for clinical trials and preparation for potential commercialization.

The above decreases were partially offset by:

●	an increase of $0.7 million due to the hiring of additional full-time employees in order to support the growth of our research and development programs.

Selling, general and administrative expense. Selling, general and administrative expense increased by $1.7 million to $14.5 million in 2021 from $12.8 million in 2020, an increase of 13%. The increase was primarily due:

●	an increase of $1.6 million associated with the expenses incurred on the sale of our PRV to Alexion.

Other income, net. Other income increased by $99.0 million due primarily to the sale of our PRV in February 2021.

Provision for income taxes. We recorded a tax provision of $22.0 million for the period ended March 31, 2021, primarily related to the sale of our PRV, offset by a tax benefit from our ordinary losses. We expect to have sufficient tax losses in the current year to offset the income from the sale and thus no current year liability is expected.

Net income (loss). Net income (loss) increased by $77.9 million to $43.8 million in 2021, from a loss of $34.2 million in 2020. The increase in net income was primarily due to the increase in other income discussed above.

Liquidity and Capital Resources

As of March 31, 2021, our cash and cash equivalents and short-term investments were approximately $404.8 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(33,531)	$(36,098)
Investing activities	(145,712)	28,873
Financing activities	165,585	707
Net decrease in cash, cash equivalents and restricted cash	$(13,658)	(6,518)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net income (loss) adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $33.5 million for the three months ended March 31, 2021 and consisted primarily of a net loss of $28.9 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, the gain on the sale of the PRV, a deferred provision for income taxes, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $6.3 million from an increase in accounts payables and accrued expenses associated with our CROs, CMOs and consultants due to the timing of payments, offset by a decrease of $1.7 million in prepaid expenses.

Net cash used in operating activities was $36.1 million for the three months ended March 31, 2020 and consisted primarily of a net loss of $28.6 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $7.5 million from an increase in prepaid expenses and decreases in accounts payables and accrued expenses associated with our CROs, CMOs and consultants due to the timing of payments.

Net cash (used in) provided by investing activities

Net cash used in investing activities for the three months ended March 31, 2021 relates to the $245.7 million of net purchases of short-term investments, offset by the $100.0 million in proceeds from the sale of the PRV.

Net cash provided by investing activities for the three months ended March 31, 2020 relates to the net maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities was $165.6 million for the three months ended March 31, 2021, which represents the net proceeds of $161.7 million from our common stock offering in February 2021 and $3.9 million of cash proceeds from the exercise of stock options and the issuance of common stock from the ESPP.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2020, which represents net proceeds from purchases made under our 2017 Employee Stock Purchase Plan and proceeds from the exercise of stock options.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of and seek marketing approval for setmelanotide for future indications, and build out our global organization. In addition, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We also expect to incur additional costs associated with operating as a public company.

We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses into at least the second half of 2023.  We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the cost to commercialize setmelanotide, by building an internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the scope, progress, results and costs of clinical trials for our setmelanotide program;
●	the costs, timing and outcome of regulatory review of our setmelanotide program;
●	the obligations owed to Ipsen Pharma S.A.S., or Ipsen, Camurus AB, or Camurus, and Takeda pursuant to our license agreements;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company, including those resulting from losing our emerging growth company status.

Although IMCIVREE has been approved by the FDA in certain indications, IMCIVREE may not achieve commercial success. In addition, developing our setmelanotide program is a time-consuming, expensive and uncertain process that may take years to complete, and we may never generate the necessary data or results required to obtain future marketing approvals and achieve product sales. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report as this continues to evolve globally. See “Impact of COVID-19” above and “Risk Factors— The COVID-19 pandemic has and may continue to adversely impact our business, including our preclinical studies, clinical trials and our commercialization prospects.” in Part II, Item 1A of this Quarterly Report for a further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Contractual obligations

As of March 31, 2021, there were no material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Accounting Pronouncements

For a discussion of pending and recently adopted accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have during the period presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their cost.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been limited primarily to acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide. To date, we have not generated significant revenue from product sales. We have obtained FDA approval for IMCIVREE™ (setmelanotide) for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, or leptin receptor, or LEPR, deficiency confirmed by genetic testing, but we have not obtained any other regulatory approvals for setmelanotide. We first commercialized IMCIVREE in the U.S. in the first quarter of 2021 and therefore do not have a long history operating as a commercial company. We will need to begin transitioning from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in such a transition. We have not yet demonstrated our ability to manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our net income (losses) were $43.8 million and ($34.2) million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $415.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, having obtained marketing approval for IMCIVREE, we will incur significant sales, marketing and outsourced manufacturing expenses. We will incur additional costs associated with operating as a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any significant revenue from setmelanotide.  Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through February 2021, we raised aggregate net proceeds of approximately $611.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. Since inception, we have received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc.  As of March 31, 2021, our cash and cash equivalents and short-term investments were approximately $404.8 million. We expect our cash and cash equivalents and short-term investments will enable us to fund our operating expenses into at least the second half of 2023.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light of ongoing uncertainty related to the COVID-19 pandemic, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Positive results for one indication are not necessarily predictive of positive results for other indications. We have demonstrated statistically significant and clinically meaningful reductions in weight and hunger in Phase 3 clinical trials in obesity due to POMC, PCSK1 or LEPR deficiencies and BBS, and believe we have demonstrated proof of concept in Phase 2 clinical trials in deficiencies due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (HET obesity), as well as the SRC1 and SH2B1 genes, all genetic diseases of extreme and unrelenting appetite and obesity. We hypothesize that patients with other upstream genetic defects in the MC4R pathway may also respond with reductions in weight and hunger after treatment with setmelanotide. However patients with other upstream genetic defects may not have a similar response to setmelanotide, and until we obtain more clinical data in other genetic defects, we will not be sure that we can achieve proof of concept in such indications.

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

Based on multiple epidemiological methods, we have estimated the potential addressable patient populations with these MC4R pathway deficiencies based on the following sources and assumptions:

●	POMC Deficiency Obesity. POMC Deficiency Obesity is defined by the presence of biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS). Our addressable patient population estimate for POMC deficiency obesity is approximately 100 to 500 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we believe our addressable patient population for this deficiency may be approximately 100 to 500 patients in the United States, and a comparable addressable patient population in Europe, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency obesity is often unavailable and currently is rarely performed;
●	our belief, based on discussions with experts in rare diseases, that the number of diagnosed cases could increase several-fold with increased awareness of this deficiency and the availability of new treatments;
●	U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for severe adult obese patients (body mass index, or BMI, greater than 40 kg/m2) and for severe early onset obese children (99th percentile at ages two to 17 years old); and
●	our internal sequencing yield for POMC deficiency obesity patients (including both POMC and PCSK1 gene diseases), defined as patients having biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS), of approximately 0.05%.
●	LEPR Deficiency Obesity. LEPR Deficiency Obesity is defined by the presence of biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS). Our addressable patient population estimate for LEPR deficiency obesity is approximately 500 to 2,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	epidemiology studies on LEPR deficiency obesity in small cohorts of patients comprised of children with severe obesity and adults with severe obesity who have a history of early onset obesity;
●	U.S. Census Bureau figures for adults and children and CDC prevalence numbers for severe adult obese patients (BMI, greater than 40 kg/m2) and for severe early onset obese children (99th percentile at ages two to 17 years old);
●	with wider availability of genetic testing expected for LEPR deficiency obesity and increased awareness of new treatments, our belief that up to 40% of patients with these diseases may eventually be diagnosed; and
●	our internal sequencing yield for LEPR deficiency obesity patients, defined as patients having biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS), of approximately 0.09%.

●	Bardet-Biedl Syndrome. Our addressable patient population estimate for BBS is approximately 1,500 to 2,500 patients in the United States based on:
●	published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients; and
●	our belief that with wider availability of genetic testing expected for BBS and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
●	Alström Syndrome. Our addressable patient population estimate for Alström syndrome is approximately 500 patients worldwide. This estimate is based on:
●	published prevalence estimates of one in 1,000,000 in North America, which projects to approximately 325 people in the United States. We believe the majority of these patients are addressable patients; and
●	our belief that with wider availability of genetic testing expected for Alström syndrome and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
●	POMC, PCSK1, or LEPR Heterozygous Deficiency Obesities; SRC1 and SH2B1 Deficiency Obesities. Our potential setmelanotide-responsive patient population estimate for POMC, PCSK1, or LEPR heterozygous, SRC1 and SH2B1 deficiency obesity patients with at least one variant interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS) is 100,000 to 200,000 patients in the United States. Our estimates are based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (120% the 95th percentile between the ages of 2-5 years);
●	our internal sequencing yield of patients with POMC, PCSK1, or LEPR heterozygous, SRC1 or SH2B1 variants interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS) of approximately 10-15%; and
●	a clinical response rate of 40% for patients carrying pathogenic or likely pathogenic variants, and 20% for patients carrying a variant of uncertain significance (VOUS).

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

Defining the exact genetic variants that result in MC4R pathway diseases is complex, so if any approval that we obtain is based on a narrower definition of these patient populations than we had anticipated, then the potential market for setmelanotide for these indications will be smaller than we originally believed. In either case, a smaller patient population in our target indications would have a materially adverse effect on our ability to achieve commercialization and generate revenues.

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

Separately, in response to COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities.  In addition, on April 15, 2021, the FDA issued a guidance document in which the FDA outlined plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical or is otherwise limited by travel restrictions, but where the FDA determines that a remote evaluation would still be appropriate.  Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the “individual mandate,”  effective January 1, 2019.  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule.  It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize IMCIVREE or any product candidates, if approved.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced by 2% under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Legislation is currently pending in Congress that would further extend the suspension through December 31, 2021. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures. These initiatives may result in additional reductions in Medicare and other healthcare funding and, if we obtain regulatory approvals, may otherwise affect the prices we may obtain for setmelanotide or the frequency with which setmelanotide is prescribed or used if approved.

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

The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of setmelanotide to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.  For more details concerning the risks related to pricing and reimbursement in the EU, please refer to the discussion in the risk factor “The successful commercialization of setmelanotide and our other product candidates will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for setmelanotide or our other product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue” in this Quarterly Report.

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
●	The federal civil False Claims Act prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Such private individuals may share in amounts paid by the entity to the government in recovery or settlement. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs, and other interactions with prescribers and other customers including those that may have affected their billing or coding practices and submission to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Settlements may require companies to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
●	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Penalties for failure to comply with a requirement of HIPAA vary significantly and include civil monetary penalties as well as criminal penalties for knowingly obtaining or disclosing individually identifiable health information in violation of HIPAA. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

●	The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to report payments and other transfers of value to physicians for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives. Manufacturers must submit reports on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer, including private insurers. Some state laws require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Other states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes of conduct.
●	Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU member states and other countries, including restrictions on interactions with healthcare professionals and requirements for public disclosure of payments made to physicians. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and applicable non-U.S. regulators, provide accurate information to the FDA and applicable non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Some of these laws and related risks are described under the risk factor “We may be subject to federal and state healthcare laws and regulations. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, substantial civil penalties, reputational harm and diminished profits and future earnings” of this Quarterly Report.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 11.9% of our outstanding voting stock as of March 31, 2021.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of March 31, 2021, we had 50,201,758 shares of common stock outstanding.

The holders of an aggregate of approximately 5.9 million shares of our common stock, or approximately 11.8% of our total outstanding common stock as of March 31, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act, the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

In addition, we, our executive officers, have agreed that, subject to certain exceptions, during the period ending 90 days after the date of the prospectus supplement filed in connection with our February 2021 public offering, we will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of our common stock or securities convertible into or exchangeable or exercisable for any of our common stock, enter into a transaction that would have the same effect, or enter into any swap or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of our common stock, whether any of these transactions are to be settled by delivery of our common stock or other securities, in cash or otherwise, or publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, without, in each case, the prior written consent of Morgan Stanley & Co. LLC, BofA Securities, Inc. and Cowen and Company, LLC, who may release any of the securities subject to these lock-up agreements at any time without notice.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	05/04/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/11/2020	3.1
10.1	Summary of Non-Employee Director Compensation Policy.	10-K	03/01/2021	10.5
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: May 3, 2021	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2021	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)