Form 10-Q
period 2021-06-30
RHYTHM PHARMACEUTICALS, INC.
filed 2021-08-03
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s Common Stock as of July 26, 2021 was 50,227,489.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$69,339	$100,854
Short-term investments	298,815	71,938
Prepaid expenses and other current assets	10,300	8,876
Total current assets	378,454	181,668
Property and equipment, net	3,051	3,195
Right-of-use asset	1,671	1,807
Intangible assets, net	4,886	—
Restricted cash	328	403
Total assets	$388,390	$187,073
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,009	$4,900
Accrued expenses and other current liabilities	11,880	12,559
Lease liability	570	535
Total current liabilities	17,459	17,994
Long-term liabilities:
Deferred tax liability	16,984	—
Lease liability	2,258	2,551
Total liabilities	36,701	20,545
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 50,226,739 and 44,235,903 shares issued and outstanding June 30, 2021 and December 31, 2020, respectively	50	44
Additional paid-in capital	802,584	625,762
Accumulated other comprehensive income	21	49
Accumulated deficit	(450,966)	(459,327)
Total stockholders’ equity	351,689	166,528
Total liabilities and stockholders’ equity	$388,390	$187,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Product revenue, net	$274	$—	$309	$—
Costs and expenses:
Cost of sales	137	—	141	—
Research and development	25,104	22,997	45,015	45,501
Selling, general, and administrative	15,465	8,921	29,983	21,717
Total costs and expenses	40,706	31,918	75,139	67,218
Loss from operations	(40,432)	(31,918)	(74,830)	(67,218)
Other income (expense):
Other income	—	—	100,000	—
Interest income, net	21	801	175	1,937
Total other income, net	21	801	100,175	1,937
Income (loss) before taxes	(40,411)	(31,117)	25,345	(65,281)
Provision for (benefit from) income taxes	(5,022)	—	16,984	—
Net income (loss)	$(35,389)	$(31,117)	$8,361	$(65,281)
Net income (loss) per share
Basic	$(0.70)	$(0.71)	$0.17	$(1.48)
Diluted	$(0.70)	$(0.71)	$0.17	$(1.48)
Weighted-average common shares outstanding
Basic	50,209,484	44,098,860	48,931,127	44,074,352
Diluted	50,209,484	44,098,860	49,644,704	44,074,352

Other comprehensive income (loss):
Net income (loss)	$(35,389)	$(31,117)	$8,361	$(65,281)
Unrealized (loss) gain on marketable securities	79	567	(28)	630
Comprehensive income (loss)	$(35,310)	$(30,550)	$8,333	$(64,651)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2020	44,235,903	$44	$625,762	$49	$(459,327)	$166,528
Stock compensation expense	—	—	5,191	—	—	5,191
Issuance of common stock in connection with ESPP	17,000	—	388	—	—	388
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	198,855	—	3,466	—	—	3,466
Issuance of common stock upon completion of public offering, net of offering costs	5,750,000	6	161,725	—	—	161,731
Unrealized loss on marketable securities	—	—	—	(107)	—	(107)
Net income	—	—	—	—	43,750	43,750
Balance at March 31, 2021	50,201,758	50	796,532	(58)	(415,577)	380,947
Stock compensation expense	—	—	5,669	—	—	5,669
Issuance of common stock in connection with exercise of stock options	24,981	—	383	—	—	383
Unrealized gain on marketable securities	—	—	—	79	—	79
Net loss	—	—	—	—	(35,389)	(35,389)
Balance at June 30, 2021	50,226,739	$50	$802,584	$21	$(450,966)	$351,689

Balance at December 31, 2019	43,996,753	$44	$606,307	$—	$(325,331)	$281,020
Stock compensation expense	—	—	5,475	—	—	5,475
Issuance of common stock in connection with ESPP	18,673	—	324	—	—	324
Issuance of common stock in connection with exercise of stock options	72,964	—	383	—	—	383
Unrealized gain on marketable securities	—	—	—	63	—	63
Net loss	—	—	—	—	(34,164)	(34,164)
Balance at March 31, 2020	44,088,390	44	612,489	63	(359,495)	253,101
Stock compensation expense	—	—	3,028	—	—	3,028
Issuance of common stock in connection with exercise of stock options	27,222	—	174	—	—	174
Unrealized gain on marketable securities	—	—	—	567	—	567
Net loss	—	—	—	—	(31,117)	(31,117)
Balance at June 30, 2020	44,115,612	$44	$615,691	$630	$(390,612)	$225,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020

Operating activities
Net income (loss)	$8,361	$(65,281)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock-based compensation expense	10,860	8,503
Gain on sale of priority review voucher	(100,000)	—
Deferred tax provision	16,984	—
Depreciation and amortization	518	340
Non-cash rent expense	(122)	(114)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,374)	(352)
Accounts payable, accrued expenses and other current liabilities	(598)	(8,923)
Net cash used in operating activities	(65,371)	(65,827)
Investing activities
Purchases of short-term investments	(362,469)	(43,413)
Maturities of short-term investments	135,542	105,147
Proceeds from sale of priority review voucher	100,000	—
Milestone obligation under license agreement	(5,000)
Purchases of property and equipment	(260)	—
Net cash (used in) provided by investing activities	(132,187)	61,734
Financing activities
Net proceeds from issuance of common stock	161,731	—
Proceeds from the exercise of stock options	3,849	566
Proceeds from issuance of common stock from ESPP	388	324
Net cash provided by financing activities	165,968	890
Net decrease in cash, cash equivalents and restricted cash	(31,590)	(3,203)
Cash, cash equivalents and restricted cash at beginning of period	101,257	62,697
Cash, cash equivalents and restricted cash at end of period	$69,667	$59,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a commercial-stage biopharmaceutical company focused on changing the paradigm for the treatment of rare genetic diseases of obesity, which are characterized by early-onset, severe obesity and an insatiable hunger or hyperphagia.  Our lead product candidate is IMCIVREE® (setmelanotide), a potent melanocortin-4 receptor, or MC4R, agonist for the treatment of rare genetic diseases of obesity. We believe IMCIVREE, for which we have exclusive worldwide rights, has the potential to restore dysfunctional MC4R signaling due to impaired MC4R pathway function. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. IMCIVREE has been approved by the U.S. Food and Drug Administration, or FDA, for chronic weight management in adult and pediatric patients six years of age and older with obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, or leptin receptor, or LEPR, deficiency confirmed by genetic testing.  IMCIVREE also has been approved by the European Commission for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. IMCIVREE is now commercially available in the United States, and we are pursuing an international strategy to establish access and reimbursement for IMCIVREE in the European Union, or EU.

The Company is a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

The Company’s continued development efforts are focused on obesity related to several single gene-related, or monogenic, MC4R pathway deficiencies: Bardet-Biedl and Alstrom syndromes; obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or heterozygous POMC, PCSK1 or LEPR obesity (collectively HETs); obesity due to steroid receptor coactivator 1, or SRC1, deficiency; obesity due to SH2B adapter protein 1, or SH2B1, deficiency; hypothalamic obesity; and MC4R deficiency obesity.  In addition, we have expanded our development program to explore setmelotide’s potential efficacy in patients with severe obesity which may be due to variants in an additional 31 genes that are related to the MC4R pathway.  There are additional diseases being studied as part of investigator-initiated protocols. Currently, there are no effective or approved treatments for these MC4R pathway-related diseases. The Company believes that the MC4R pathway is a compelling target for treating these genetic diseases because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of June 30, 2021, the Company had an accumulated deficit of $450,966.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

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

At June 30, 2021, the Company had $368,154 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations into at least the second half of 2023.

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

The accompanying interim balance sheet as of June 30, 2021, the statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, the statements of stockholders equity for the three and six months ended June 30, 2021 and 2020 and the statements of cash flows for the six months ended June 30, 2021 and 2020 and the related footnote disclosures are unaudited. In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements as of and for the year ended December 31, 2020 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2021, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Risks and Uncertainties

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the six months ended June 30, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

Product Revenue, Net

Subsequent to its regulatory approval in the U.S. on November 25, 2020, the Company began to sell IMCIVREE in the U.S. in March, 2021.  The product is distributed through an exclusive third-party logistics, or 3PL, distribution agent that does not take title to the product.  Once the product is delivered to the Company’s exclusive specialty pharmacy provider, our sole customer in the U.S., the customer (or “wholesaler”) takes title to the product.  The wholesaler then distributes the product to health care providers and patients.  In our exclusive distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product.  The Company generally does not offer returns of product sold to the customer.

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

Product Returns:  Our customer has limited return rights related to the product’s damage or defect.  The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized.  Based on the distribution model for IMCIVREE and the price of IMCIVREE, the Company believes there will be minimal returns.

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

During the three and six months ended June 30, 2021, we recorded product revenue, net, of $274 and $309.  The table that summarizes balances and activity in each of the product revenue allowance and reserve categories has not been included for the three and six months ended June 30, 2021 due to the immateriality of the revenue recognized during the period.

Cost of Product Sales

Prior to receiving approval from the FDA in November 2020 to sell IMCIVREE in the United States, the Company expensed all costs incurred related to the manufacture of IMCIVREE as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates.  Subsequent to receiving FDA approval in November 2020, the Company has capitalized a nominal amount of inventory related costs that were incurred subsequent to FDA approval. At June 30, 2021, the Company had $28 of inventory recorded as a component of other current assets on the condensed consolidated balance sheet.

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

Accounts Receivable, Net

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and chargebacks. The Company's contracts with customers have standard payment terms that generally require payment within 45 days. The Company analyzes accounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  As of June 30, 2021, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances.

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

The Company’s cash equivalents and marketable securities at June 30, 2021 and December 31, 2020 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at June 30, 2021 and December 31, 2020, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net income (loss) per common share is computed by adjusting the weighted-average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For purposes of the diluted net income (loss) per share calculation, 640,318 stock options and 73,259 restricted stock units were considered to be common stock equivalents for the three and six months ended June 30, 2021.  For the three and six months ended June 30, 2020, the common stock equivalents have been excluded from the calculation of diluted net income (loss) per share, as their effect would be anti-dilutive for the period presented due to the net losses incurred for such periods.

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	5,151,118	4,239,682	4,691,373	4,239,682
Restricted stock units	185,176	204,662	133,286	204,662
Potential common shares	5,336,294	4,444,344	4,824,659	4,444,344

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

3. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2021	2020
Research and development costs	$5,663	$5,815
Professional fees	1,688	648
Payroll related	4,188	5,916
Other	341	180
Accrued expenses	$11,880	$12,559

4. Fair Value of Financial Assets

As of June 30, 2021 and December 31, 2020, the carrying amount of cash and cash equivalents and short-term investments was $368,154 and $172,792, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	June 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Commercial Paper	$—	$14,998	$—	$14,998
Money Market Funds	45,941	—	—	45,941
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	298,815	—	298,815
Total	$45,941	$313,813	$—	$359,754

	Fair value Measurements as of
	December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$36,242	$—	$36,242
Money Market Funds	63,182	—	—	63,182
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	71,938	—	71,938
Total	$63,182	$108,180	$—	$171,362

Marketable Securities

The following tables summarize the Company's marketable securities:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$298,794	$25	$(4)	$298,815
	$298,794	$25	$(4)	$298,815

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$71,895	$43	$—	$71,938
	$71,895	$43	$—	$71,938

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 4.0 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of June 30, 2021, the Company has not entered into any lease arrangements classified as a finance lease.

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

The following table presents the maturities of the Company’s operating lease liability related to office space as of June 30, 2021, all of which is under a non-cancellable operating lease:

Operating Lease
Remainder of 2021	$404
2022	818
2023	834
2024	851
2025	502
Thereafter	—
Total operating lease payments	3,409
Less: imputed interest	581
Total operating lease liability	$2,828

6. Intangible Assets, Net

As of June 30, 2021, the Company’s finite-lived intangible assets, which totaled $4,886, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the

Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021.

2021	$228
2022	454
2023	455
2024	455
2025	455
Thereafter	2,839
Total	$4,886

The Company began amortizing its finite-lived intangible assets in April 2021 over an 11 year period based on IMCIVREE’s expected patent exclusivity period. Amortization expense totaled $114 for the three and six months ended June 30, 2021.  Amortization expense will be included in cost of sales on the consolidated statements of operations and comprehensive loss.

7. Income Taxes

The Company recorded a tax ( benefit) of ($5,022) for the three month period ended June 30, 2021.  The Company recorded a tax provision of $16,984 for the six month period ended June 30, 2021.  The sale of the PRV resulted in a tax provision of $22,006 recorded during the three month period ended March 31, 2021, which will be offset by ordinary losses generated by the Company over the remainder of current year. The Company expects to have sufficient tax losses in the current year to offset the income from the sale and thus no current year liability is expected.  The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

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

During the three months ended March 31, 2020, the Company entered into a separation agreement with its former Chief Executive Officer, Keith Gottesdiener, M.D.  The Company modified certain equity awards held by Dr. Gottesdiener. The modification included the continuation of vesting of stock options through the end of December 31, 2020 and an extension of the post-termination exercise period for vested options from 90 days to up to two years. In connection with this modification, the Company recorded an incremental compensation charge of $2,811 during the six months ended June 30, 2020.

As of June 30, 2021, an aggregate of 10,014,129 shares of common stock were reserved for future issuance under the Company’s stock plans, including outstanding stock options and restricted stock units that have been issued of 6,277,702 shares of common stock and 983,993 shares are available for future grants under the Company’s 2017 Employee Stock Purchase Plan.

9. Related-Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $487, $916, $1,097, and $1,776 for the three and six months ended June 30, 2021 and 2020, respectively. Outstanding payments due to these related parties as of June 30, 2021 and December 31, 2020 were $0 and $187, respectively, and were included within accounts payable on the balance sheet.

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

Overview

We are a commercial-stage biopharmaceutical company focused on changing the paradigm for the treatment of rare genetic diseases of obesity, which are characterized by early-onset, severe obesity and an insatiable hunger or hyperphagia. Our lead product candidate is IMCIVREE ® (setmelanotide), a potent melanocortin-4 receptor, or MC4R, agonist for the treatment of rare genetic diseases of obesity. We believe IMCIVREE, for which we have exclusive worldwide rights, has the potential to restore dysfunctional MC4R signaling due to impaired MC4R pathway function. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. We believe that the MC4R pathway is a compelling target for treating these genetic diseases because of its critical role in regulating appetite and weight by promoting satiety and weight control, and that peptide therapeutics are uniquely suited for activating this target.

IMCIVREE has been approved by the U.S. Food and Drug Administration, or FDA, for chronic weight management in adult and pediatric patients six years of age and older with obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, leptin receptor, or LEPR, deficiency confirmed by genetic testing. IMCIVREE became commercially available in the U.S. in the first quarter 2021.  In July 2021, the European Commission granted marketing authorization to IMCIVREE (setmelanotide) for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above.

We recently announced positive topline results from a pivotal Phase 3 clinical trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals with Bardet-Biedl syndrome, or BBS, or Alström syndrome. The trial met its primary and all key secondary endpoints, showing statistically significant and clinically meaningful reductions in weight and hunger scores. All primary endpoint responders were patients with BBS. There were three evaluable patients with Alström syndrome and none of them met the primary endpoint.  We are continuing to analyze the full data from patients with BBS or Alström syndrome, which we plan to present at a medical meeting in the second half of 2021. In August 2021, we announced that,  based on feedback from both the FDA and EMA, we plan to submit a supplemental New Drug Application, or sNDA, to the FDA and a Type II variation marketing authorization application or MAA to the European Medicines Agency, or EMA, in the second half of 2021, which will cover both BBS and Alström syndrome.

Our continued development efforts are focused on obesity related to several single gene-related, or monogenic, MC4R pathway deficiencies: BBS; Alström syndrome; HET obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, deficiency; obesity due to SH2B adapter protein 1, or SH2B1, deficiency; hypothalamic obesity; and MC4R deficiency obesity.  On January 26, 2021, we announced new interim data from our ongoing Phase 2 Basket Study across individuals with HET obesity and SRC1 and SH2B1 deficiency obesities that we believe demonstrate proof of concept in these diseases.  The primary endpoint of the study was the percent of patients in each subgroup showing at least a 5 percent loss of body weight over three months.  Consistent with prior clinical experience, setmelanotide was generally well tolerated in each of these rare genetic diseases of obesity.  In August 2021, we announced agreement with the FDA and EMA on the design of our pivotal Phase 3 EMANATE trial of setmelanotide. The trial will be a randomized, double-blind, placebo-controlled study with five independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; certain variants of SH2B1 genes; or PCSK1 N221D deletions within the MC4R pathway. Each sub-study will be entirely independent of the others and, if successful, is designed to allow us to submit separate regulatory submissions to the FDA and EMA.

We also recently presented new data generated from our proprietary gene curation and selection strategy, which is designed to evaluate a gene’s relevance to the MC4R pathway with the goal of identifying genetic patient populations with the potential to benefit from setmelanotide therapy. Using this proprietary approach, we identified an additional 31 MC4R pathway genes with strong or very strong pathway relevance. We plan to initiate the Phase 2 DAYBREAK trial of setmelanotide in the second half of 2021. This trial will be a two-stage, double-blind, placebo-controlled study in patients with specific variants within one of 31 genes within the MC4R pathway.

We also plan to initiate in the second half of 2021, a Phase 3 clinical trial in pediatric patients aged two to six years old and two Phase 3 potentially registration-enabling trials for the weekly formulation of setmelanotide. In the first quarter of 2022, we plan to announce new top-line data from the ongoing exploratory Phase 2 Basket Study evaluating setmelanotide in patients with obesity due to a variant in the MC4 receptor.

We are studying additional diseases as part of investigator-initiated protocols. There are currently no effective or approved treatments for these MC4R pathway-related diseases. The FDA has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin melanocortin pathways. The Breakthrough Therapy designation currently covers indications for POMC deficiency obesity, LEPR deficiency obesity, BBS and Alström syndrome.

Additional recent clinical and regulatory updates include:

●	In July 2021, we initiated a Phase 2 clinical trial in hypothalamic obesity. Hypothalamic obesity is a rare, acquired form of extreme obesity that occurs following damage to the hypothalamic regions of the brain, which are responsible for controlling physiological functions such as hunger and weight regulation. We believe a subset of patients with hypothalamic obesity have the potential to see weight loss with setmelanotide if their MC4 receptor is sufficiently intact;

●	In July 2021, we announced an exclusive distribution agreement with Medison Pharma, to commercialize IMCIVREE in Israel;

●	In July 2021, we announced a collaborative research agreement with the Clinical Registry Investigating Bardet-Biedl Syndrome, or CRIBBS, to initiate a population study focused on the natural history of weight gain, hyperphagia and quality of life in patients with BBS; and

●	In Great Britain, our marketing authorisation application for IMCIVREE is under review by the Medicines & Healthcare Products Regulatory Agency. We announced that IMCIVREE was selected for evaluation as a “Highly Specialised Technology,” (HST) by the National Institute for Health and Care Excellence (NICE). HST is a specific status reserved for rare and severe diseases.

On January 5, 2021, we entered into an asset purchase agreement with Alexion Pharmaceuticals, Inc., or Alexion, pursuant to which we agreed to sell our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion, or the PRV Transfer. We were awarded the voucher under a FDA program intended to encourage the development of certain rare pediatric disease product applications. We received the PRV when IMCIVREE was approved by the FDA. Pursuant to the transfer agreement, Alexion agreed to pay us $100.0 million in cash upon the closing of the sale.  The PRV Transfer closed on February 17, 2021.

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

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated any significant product revenue and have financed our operations primarily through the proceeds received from the sales of common and preferred stock, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock.  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through February 2021, we have raised aggregate net proceeds of approximately $611.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. As noted above, we also received $100.0 million from an asset sale, specifically in connection with the PRV Transfer. We will not generate significant revenue from product sales until we are able to successfully establish a marketing and commercialization infrastructure for IMCIVREE.  IMCIVREE became commercially available to patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency in the U.S. in the first quarter of 2021 and following approval in the European Union, we are pursuing a country-by-country strategy to establish market access and reimbursement for IMCIVREE in several countries. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of June 30, 2021 we had an accumulated deficit of $451.0 million. Our net income (losses) were ($35.4) million, ($31.1) million, $8.4 million and ($65.3) million for the three and six months ended June 30, 2021 and 2020, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	continue to conduct clinical trials for setmelanotide;
●	engage contract manufacturing organizations, or CMOs, for the manufacture of clinical and commercial-grade setmelanotide;
●	seek regulatory approval for setmelanotide for additional indications;
●	expand our clinical, regulatory, commercial and corporate infrastructure and expand operations globally;
●	engage in the sales and marketing efforts necessary to support the continued commercial efforts of IMCIVREE globally;

●	take into account the levels, timing and collection of revenue earned from sales of IMCIVREE and other products approved in the future, if any; and
●	continue to operate as a public company.

As of June 30, 2021, our existing cash and cash equivalents and short-term investments were approximately $368.2 million. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses into at least the second half of 2023.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Impact of COVID-19

We are closely monitoring how the spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, we have limited access to our executive offices with most employees continuing their work outside of our offices and travel has been restricted.  Based on current information we do not currently anticipate any disruption in the clinical supply of setmelanotide.  Our CMOs have indicated that they have appropriate plans and procedures in place to ensure uninterrupted future supply of clinical and commercial-grade setmelanotide, subject to potential limitations on their operations due to COVID-19.  As a result, we do not currently expect that the COVID-19 pandemic will have a material impact on our business, results of operations and financial condition.  At this time, however, there is still uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the COVID-19 pandemic have resulted and may in the future result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. For example, we experienced interruption of key clinical trial activities, such as patient attendance and clinical trial site monitoring, in our Phase 3 clinical trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals with BBS or Alström syndrome. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—The COVID-19 pandemic has and may continue to adversely impact our business, including our preclinical studies, clinical trials and our commercialization prospects.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Financial Operations Overview

Revenue

To date, we have not generated significant revenue from product sales. Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the U.S. in the first quarter of 2021.  We recorded our first sales of IMCIVREE in March 2021.  We expect our initial sales of IMCIVREE will be limited by the ultra-rare nature of the disease and limited number of diagnosed patients in the United States.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three months ended June 30, 2021 were insignificant.  We expect cost of sales to increase in 2022 as we begin to sell inventory that is produced after we begin capitalizing IMCIVREE commercial inventory.  The Company is currently evaluating the impact of this previously expensed inventory on the future cost of product sales.

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

The following table summarizes our current research and development expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Research and development summary	2021	2020	2021	2020
Research and development expense	$25,104	$22,997	$45,015	$45,501

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selling, general and administrative summary	2021	2020	2021	2020
Selling, general and administrative expense	$15,465	$8,921	$29,983	$21,717

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

Except for the application of ASC Topic 606, Revenue from Contracts with Customers, that was adopted during the year-ended December 31, 2018 but was not applicable until our first commercial sale, during the six months ended June 30, 2021, there were no other significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Change
	2021	2020	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$274	$—	$274	NM
Costs and expenses:
Cost of sales	137	—	137	NM
Research and development	25,104	22,997	2,107	9%
Selling, general, and administrative	15,465	8,921	6,544	73%
Total costs and expenses	40,706	31,918	8,788	28%
Loss from operations	(40,432)	(31,918)	(8,514)	27%
Other income, net	21	801	(780)	(97)%
Loss before taxes	(40,411)	(31,117)	(9,294)	30%
Provision for income taxes	(5,022)	—	(5,022)	NM
Net loss	$(35,389)	$(31,117)	$(4,272)	14%

NM=Not meaningful

Product revenue, net increased to $0.3 million in 2021.  There were no product revenues in the comparative prior period. The increase is due to FDA approval of our lead product candidate, IMCIVREE in November 2020.  We recorded our first sales of IMCIVREE in March 2021 and the three months ended June 30, 2021 represent our first full quarter of sales subsequent to the launch of IMCIVREE.  We expect our initial sales of IMCIVREE will be limited by the ultra-rare nature of the disease and limited number of diagnosed patients in the United States.

Cost of sales increased to $0.1 million in 2021.  There were no cost of sales in the comparative prior period. All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three months ended June 30, 2021 were insignificant and reflect the amortization of our capitalized sales based milestone payment made to Ipsen upon our first commercial sale as well as a royalty due to Ipsen on our net product sales.  We expect cost of sales to increase as we begin to sell inventory that is produced after we begin capitalizing IMCIVREE commercial inventory.

Research and development expense. Research and development expense increased by $2.1 million to $25.1 million in 2021 from $23.0 million in 2020, an increase of 9%. The increase was primarily due to the following:

●	an increase of $2.3 million primarily related to purchases of setmelanotide API and drug product in both the daily and weekly formulation for clinical trials; and
●	an increase of $1.8 million due to the hiring of additional full-time employees in order to support the growth of our research and development programs.

The above increases were partially offset by:

●	a decrease of $1.9 million primarily due to the absence of development milestone payments under our existing licesnse agreements during the three months ended June 30, 2021.

Selling, general and administrative expense. Selling, general and administrative expense increased by $6.5 million to $15.5 million in 2021 from $8.9 million in 2020, an increase of 73%. The increase was primarily due to the following:

●	an increase of $4.2 million due to increased compensation and benefits related costs associated with additions to our exeutive leadership team, increased headcount to support our expanding business operations as well as to establish our commercial operations in the United States and internationally;
●	an increase of $1.7 million due to increased professional fees and consulting services to support the build out of our commercial operations in the United States and internationally as well as corporate legal and consulting support for our international expansion; and
●	an increase of $0.5 million due to increased office support and insurance costs.

Other income, net. Other income decreased by $0.8 million due primarily to historically low interest rates.

Provision for income taxes. We recorded a tax benefit of ($5.0) million for the period ended June 30, 2021, as a result of our operating expenses incurred during the three months ended June 30, 2021. We expect to have sufficient tax losses in the current year to offset the income from the sale and thus no current year liability is expected.

Net loss. Net loss increased by $4.3 million to ($35.4) million in 2021, from ($31.1) million in 2020. The increase in net loss was driven by higher operating expenses incurred during the period.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Change
	2021	2020	$	%

	(in thousands)
Statement of Operations Data:
Product Revenue, net	309	—	309	NM
Operating Expenses:
Cost of Sales	141	—	141	NM
Research and development	$45,015	$45,501	$(486)	(1)%
Selling, general, and administrative	29,983	21,717	8,266	38%
Total operating expenses	75,139	67,218	7,921	12%
Loss from operations	(74,830)	(67,218)	(7,612)	11%
Other income, net	100,175	1,937	98,238	5,072%
Income (loss) before taxes	25,345	(65,281)	90,626	(139)%
Provision for income taxes	16,984	—	16,984	NM
Net income (loss)	$8,361	$(65,281)	$73,642	(113)%

NM=Not meaningful

Product revenue, net increased to $0.3 million in 2021.  There were no product revenues in the comparative prior period. The increase is due to FDA approval of our lead product candidate, IMCIVREE in November 2020.  We recorded our first sales of IMCIVREE in March 2021 and the three months ended June 30, 2021 represent our first full quarter of sales subsequent to the launch of IMCIVREE.  We expect our initial sales of IMCIVREE will be limited by the ultra-rare nature of the disease and limited number of diagnosed patients in the United States.

Cost of sales increased to $0.1 million in 2021. Thre were no cost of sales in the comparative prior period. All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three months ended June 30, 2021 were insignificant and cost of sales are primarily comprised of amortization of our capitalized sales based milestone payment due to Ipsen upon our first commercial sale as well as a royalty due to Ipsen on our net product sales.  We expect cost of sales to increase as we begin to sell inventory that is produced after we begin capitalizing IMCIVREE commercial inventory.

Research and development expense. Research and development expense decreased by $0.5 million to $45.0 million in 2021 from $45.5 million in 2020, a decrease of 1%. The decrease was primarily due to the following:

●	a decrease of $2.0 million related to our clinical trials associated with setmelanotide. We completed the GO-ID genotyping study, the POMC and LEPR Phase 3 studies and the once weekly formulation Phase 2 study in early to mid-2020. These decreases were mostly offset by increases related to our extension study and ongoing BBS and renal studies; and
●	a decrease of $2.2 million related to lower patent and regulatory filing costs in the United States and internationally.

The above decreases were partially offset by:

●	an increase of $3.2 million in compensation and benefits due to the hiring of additional full-time employees in order to support the growth of our research and development programs and expansion of regulatory affairs operations; and
●	an increase of $0.7 million primarily related to purchases of setmelanotide API and drug product for clinical trials and preparation for potential commercialization.

Selling, general and administrative expense. Selling, general and administrative expense increased by $8.3 million to $30.0 million in 2021 from $21.7 million in 2020, an increase of 38%. The increase was primarily due to the following:

●	an increase of $4.0 million due to increased compensation and benefits related costs associated with additions to our executive leadership team, increased headcount to support our expanding business operations as well as to establish our commercial operations in the United States and internationally;
●	an increase of $2.1 million due to increased professional fees and consulting services to support the build out of our commercial operations in the United States and internationally as well as corporate legal and consulting support for our international expansion;
●	an increase of $1.6 million associated with the expenses incurred on the sale of our PRV to Alexion; and
●	an increase of $0.6 million due to increased office support and insurance costs.

Other income, net. Other income increased by $99.0 million due primarily to the sale of our PRV in February 2021.

Provision for income taxes. We recorded a tax provision of $17.0 million for the period ended June 30, 2021, primarily related to the sale of our PRV, offset by a tax benefit from our ordinary losses. We expect to have sufficient tax losses in the current year to offset the income from the sale and thus no current year liability is expected.

Net income (loss). Net income (loss) increased by $73.6 million to $8.4 million in 2021, from a loss of ($65.3) million in 2020. The increase in net income was primarily due to the increase in other income discussed above.

Liquidity and Capital Resources

As of June 30, 2021, our cash and cash equivalents and short-term investments were approximately $368.2 million.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(65,371)	$(65,827)
Investing activities	(132,187)	61,734
Financing activities	165,968	890
Net decrease in cash, cash equivalents and restricted cash	$(31,590)	(3,203)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net income (loss) adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $65.4 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $63.4 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, the gain on the sale of the PRV, a deferred provision for income taxes, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $0.6 million from an increase in accounts payables and accrued expenses associated with our CROs, CMOs and consultants due to the timing of payments, coupled with an increase of $1.2 million in prepaid expenses.

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

Net cash (used in) provided by investing activities

Net cash used in investing activities for the six months ended June 30, 2021 relates to the $226.9 million of net purchases of short-term investments and $5.0 million for the acquisition of an intangible asset, offset by the $100.0 million in proceeds from the sale of the PRV.

Net cash provided by investing activities for the six months ended June 30, 2020 relates to the net maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities was $166.0 million for the six months ended June 30, 2021, which represents the net proceeds of $161.7 million from our common stock offering in February 2021 and $4.2 million of cash proceeds from the exercise of stock options and the issuance of common stock from our 2017 Employee Stock Purchase Plan, or the ESPP.

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2020, which represents net proceeds from purchases made under the ESPP and proceeds from the exercise of stock options.

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

Although IMCIVREE has been approved by the FDA and EC in certain indications, IMCIVREE may not achieve commercial success. In addition, developing our setmelanotide program is a time-consuming, expensive and uncertain process that may take years to complete, and we may never generate the necessary data or results required to obtain future marketing approvals and achieve product sales. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Contractual obligations

As of June 30, 2021, there were no material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Financial Position and Need for Capital

We are a commercial-stage biopharmaceutical company with a limited operating history and have not generated significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

We are a commercial-stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been limited primarily to acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide. To date, we have not generated significant revenue from product sales. We have obtained FDA approval for IMCIVREE ~~®~~ (setmelanotide) for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, or leptin receptor, or LEPR, deficiency confirmed by genetic testing and EC approval for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. We have not obtained any other regulatory approvals for setmelanotide. We first commercialized IMCIVREE in the U.S. in the first quarter of 2021 and therefore do not have a long history operating as a commercial company. We will need to begin transitioning from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in such a transition. We have not yet demonstrated our ability to manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is FDA and EC approved as noted above and currently in clinical development for Bardet-Biedl syndrome, or BBS, Alström syndrome, and other indications. We have funded our operations to date primarily through the proceeds from the sales of common stock and preferred stock, asset sales, as well as capital contributions from our former parent, Rhythm Holdings LLC, and have incurred losses in each year since our inception.

Our net income (losses) were ($35.4) million ($31.1) million, $8.4 million, and ($65.3) for the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $451.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, having obtained marketing approval for IMCIVREE, we will incur significant sales, marketing and outsourced manufacturing expenses. We will incur additional costs associated with operating as a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any significant revenue from setmelanotide.  Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	commercialize setmelanotide by building a commercial organization and/or entering into collaborations with third parties;
●	ensure setmelanotide is available to patients;
●	achieve market acceptance of setmelanotide in the medical community and with third-party payors;
●	continue to initiate and successfully complete later-stage clinical trials that meet their clinical endpoints;
●	continue to initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approvals for setmelanotide as a treatment for obesity caused by genetic deficiencies affecting the MC4R pathway; and
●	successfully manufacture or contract with others to manufacture setmelanotide.

Absent our entering into collaboration or partnership agreements, we expect to incur significant sales and marketing costs as we prepare to commercialize setmelanotide. Even though IMCIVREE is FDA approved for chronic weight management in patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiencies and EC approved for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, and even if we successfully complete our pivotal and other clinical trials and setmelanotide is approved for commercial sale in additional indications, setmelanotide may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and will be unable to continue operations without continued funding.

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

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through February 2021, we raised aggregate net proceeds of approximately $611.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. Since inception, we have received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc.  As of June 30, 2021, our cash and cash equivalents and short-term investments were approximately $368.2 million. We expect our cash and cash equivalents and short-term investments will enable us to fund our operating expenses into at least the second half of 2023.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light of ongoing uncertainty related to the COVID-19 pandemic, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We are actively working to advance additional genetic deficiencies related to the MC4R pathway through our clinical development program.  Our continued development efforts are focused on obesity related to several single gene-related, or monogenic, MC4R pathway deficiencies: Bardet-Biedl syndrome, or BBS; Alström syndrome; HET obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, deficiency; obesity due to SH2B adapter protein 1, or SH2B1, deficiency; hypothalamic obesity; and MC4R deficiency obesity. On January 26, 2021, we announced new interim data from our ongoing Phase 2 Basket Study across individuals with HET obesity and SRC1 and SH2B1 deficiency obesities that we believe demonstrate proof of concept in these diseases.  The primary endpoint of the study was the percent of patients in each subgroup showing at least a 5 percent loss of body weight over three months.  Consistent with prior clinical experience, setmelanotide was generally well tolerated in each of these rare genetic diseases of obesity.  In August 2021, we announced agreement with the FDA and EMA on the design of our pivotal Phase 3 EMANATE trial of setmelanotide. The trial is a randomized, double-blind, placebo-controlled study with five independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; certain variants of SH2B1 genes; or PCSK1 N221D deletions within the MC4R pathway. Each sub-study will be entirely independent of the others and, if successful, is designed to allow us to submit separate regulatory submissions to the FDA and EMA.  Data from each sub-study will be analyzed separately.  The FDA and EMA may not view positive results in one sub-study, even if statistically significant and clinically meaningful, as being sufficient for approval. In addition, positive results in one sub-study may not be predictive of positive results and approval in any other sub-study.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, the results of our Phase 3 clinical trials for BBS and Alström syndrome that we have publicly disclosed consist of topline data and further analyses of data obtained from these trials will be required. We make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published or reported. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we recently announced interim data from our ongoing exploratory Phase 2 Basket Study evaluating setmelanotide in patients with MC4R pathway deficiencies due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes, as well as the SRC1 and SH2B1 genes that we believe demonstrated proof of concept in these diseases.  Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies, clinical trials and our commercialization prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of the variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. While the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, the recession or economic downturn resulting from the spread of COVID-19 could materially affect our business.

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

Although we have obtained PRIME designation in the EU and Breakthrough Therapy designation for setmelanotide for the treatment of obesity associated with certain genetic defects upstream of the MC4R in the leptin-melanocortin pathway, which includes POMC deficiency obesity, LEPR deficiency obesity, Bardet-Biedl syndrome and Alström syndrome in the United States, the FDA may rescind the Breakthrough Therapy Designation and we may be unable to obtain Breakthrough Therapy designation for other uses. In addition, Breakthrough Therapy designation by the FDA may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that setmelanotide will receive additional marketing approvals in the United States or additional marketing authorizations in the EU.

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

Designation as Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe setmelanotide meets the criteria for designation as Breakthrough Therapy for other uses, the FDA may disagree.  For example, the FDA recently informed us that, based on the currently available data, our Breakthrough Therapy designation will not be extrapolated to POMC/PCSK1 or LEPR heterozygous, SH2B1, and SRC1 variants.  With additional clinical data, however, we can reapply for Breakthrough Therapy designation for these variants and/or pursue other accelerated approval options. In any event, the receipt of Breakthrough Therapy designation for a product candidate, or acceptance for one or more of the FDA’s other expedited programs, may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not guarantee ultimate approval by the FDA. Regulatory standards to demonstrate safety and efficacy must still be met.  Additionally, the FDA may later decide that the product candidate no longer meets the conditions for designation and may withdraw designation at any time or decide that the time period for FDA review or approval will not be shortened.

The PRIME program was launched by the EMA in 2016. PRIME is intended to enhance support for the development of medicines that target an unmet medical need. This voluntary scheme is based on enhanced interaction and early dialogue with developers of promising medicines, to optimize development plans and speed up evaluation so these medicines can reach patients earlier. In late June 2018, setmelanotide was designated as PRIME by the CHMP. Acknowledging that setmelanotide targets an unmet medical need, the EMA offers enhanced support in the development of the medicinal product through enhanced interaction and early dialogue to optimize our development plans and speed up regulatory evaluation in the EU. As part of this designation, the EMA has provided guidance to us concerning the development of setmelanotide. The PRIME designation does not, however, guarantee that the regulatory review process in the EU will be shorter or less demanding. Neither does the PRIME designation guarantee that the European Commission will grant addtional marketing authorizations for setmelanotide.

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

In order to market IMCIVREE, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we have received FDA approval for IMCIVREE, for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency, and the European Commission granted marketing authorization to setmelanotide, for the treatment of obesity and the control of hunger associated with confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, we are early in our commercialization efforts and have not yet established a full-scale commercial infrastructure. Therefore, you should not compare us to commercial-stage biotechnology companies, and you should not expect that we will generate substantial revenues or become profitable in the near term. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

We may never receive regulatory approval to market setmelanotide outside of the United States and the European Union.

We intend to seek marketing authorizations in various countries worldwide. In order to market any product outside of the United States or the European Union, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Marketing authorization procedures vary among countries and can involve additional setmelanotide testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA approval or marketing authorization from the European Commission. The marketing authorization processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Grant of marketing authorization in one country does not ensure grant of marketing authorization in another country, but a failure or delay in obtaining marketing authorization in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing authorization in other countries or any delay or other setback in obtaining such authorizations would impair our ability to market setmelanotide in such foreign markets. Any such impairment would reduce the size of our potential market share and could have a material adverse impact on our business, results of operations and prospects.

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

We currently contract with third parties for the manufacture of setmelanotide and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with our CMOs, Corden Pharma Switzerland, LLC, or Corden, (formerly Peptisyntha SA prior to its acquisition by Corden), and Neuland Laboratories for certain process development and manufacturing services for regulatory starting materials and/or raw materials in connection with the manufacture of setmelanotide. We have entered into long-term commercial supply agreements with PolyPeptide Group, or PPL, and Recipharm Monts S.A.S. for manufacturing of drug substance and drug product for IMCIVREE.  Under our agreements, we pay these third parties for services in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. We may need to engage additional third-party suppliers to manufacture our clinical and/or commercial (subject to approval) drug supplies. We also have engaged other third parties to assist in, among other things, distribution, post-approval safety reporting and pharmacovigilance activities. We cannot be certain that we can engage third-party suppliers on terms as favorable as those that are currently in place.

We do not perform the manufacturing of any drug products and are completely dependent on our CMOs to comply with cGMPs for manufacture of both drug substance, or API and finished drug product. We recognize that we are ultimately responsible for ensuring that our drug substances and finished drug product are manufactured in accordance with cGMPs, and, therefore, the company’s management practices and oversight, including routine auditing, are critical. If our CMOs cannot successfully manufacture material that conform to our specifications and the strict regulatory requirements of the FDA or other equivalent competent authorities in foreign jurisdictions, they may be subject to administrative and judicial enforcement for non-compliance and the drug products would be deemed misbranded or adulterated and prohibited from distribution into interstate commerce. Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products.  As a result, failure to satisfy the regulatory requirements for the production of those other company materials and products may affect the regulatory clearance of our CMOs’ facilities generally. In addition, satisfying the regulatory requirements for production of setmelanotide with multiple suppliers, while assuring more robust drug availability in the future, adds additional complexity and risk to regulatory approval.  If the FDA or another equivalent competent foreign regulatory agency does not approve these facilities for the manufacture of setmelanotide or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market setmelanotide.

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

We do not have long-term supply agreements in place with all of our contractors involved with the manufacturing of our weekly formulation of setmelanotide. We currently place individual batch or campaign orders with the CMOs/suppliers that are individually contracted under existing master services and quality agreements for the weekly formulation of setmelanotide. If we engage new contractors, such contractors must be approved by the FDA and other equivalent competent authorities in foreign jurisdictions. We will need to submit information to the FDA and other equivalent competent authorities in foreign jurisdictions describing the manufacturing changes. If manufacturing changes occur post-approval, the FDA may have to approve these changes. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of setmelanotide. Our current scale of manufacturing appears adequate to support all of our current needs for clinical trial and initial commercial supplies for setmelanotide. Going forward, we may need to identify additional CMOs or partners to produce setmelanotide on a larger scale.

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

While we have registered trademarks for the commercial trade name IMCIVREE (setmelanotide) in the United States, we have not yet obtained trademark protection for IMCIVREE in certain foreign jurisdictions and failure to secure such registrations could adversely affect our business.

While we have received, registered trademarks for the commercial trade name IMCIVREE (setmelanotide) and its logo in the United States, we have not yet obtained trademark protection for IMCIVREE in certain foreign jurisdictions and are pursuing trademark registrations in other jurisdictions. Our trademark applications may be rejected during trademark registration proceedings. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome them. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive those proceedings.

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

Risks Related to Regulatory Approval and Marketing of Setmelanotide and Other Legal Compliance Matters

Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of setmelanotide beyond FDA approval for obesity due to POMC, PCSK1or LEPR deficiencies in the United States and the grant of marketing authorization by the European Commission for the treatment of obesity and the control of hunger associated with confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above in the European Union. We depend entirely on the success of setmelanotide, and we cannot be certain that we will be able to obtain additional regulatory approvals for, or successfully commercialize, setmelanotide. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize setmelanotide in additional indications in the United States or in foreign jurisdictions, and our ability to generate revenue will be materially impaired.

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends entirely on its successful clinical development, regulatory approval and commercialization. Setmelanotide, which is currently approved by FDA for chronic weight management in patients with obesity due to POMC, PCSK1 or LEPR deficiencies and the European Commission granted marketing authorization to setmelanotide for the treatment of obesity and the control of hunger associated with confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization in indications beyond those currently approved for IMCIVREE in the United States and the European Union. The clinical trials, manufacturing and marketing of setmelanotide are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide.

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

In addition, obtaining FDA approval of an NDA for additional indications and the approval of an MAA from the European Commission for additional indications is a complex, lengthy, expensive and uncertain process, and the FDA, EMA or equivalent competent authorities in foreign jurisdictions may delay, limit or deny approval of setmelanotide for many reasons, including, among others:

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

In March 2010, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA was signed into law. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affects the U.S. pharmaceutical industry.  Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale, are the following:

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

Since its enactment, certain provisions of the ACA have been subject to judicial, executive, and legislative challenges. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced by 2% under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures. These initiatives may result in additional reductions in Medicare and other healthcare funding and, if we obtain regulatory approvals, may otherwise affect the prices we may obtain for setmelanotide or the frequency with which setmelanotide is prescribed or used if approved.

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

The ACA made significant changes to the Medicaid Drug Rebate Program, as described under the risk factor “Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations,” above.  In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate Program. Additional legislation or the issuance of regulations relating to the Medicaid Drug Rebate Program could have a material adverse effect on our results of operations.

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

We participate in the Tricare Retail Pharmacy program, under which we would be required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we would be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We are subject to U.S. data protection laws and regulations, for example, laws and regulations that address privacy and data security, at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection laws, including, for example, Section 5 of the Federal Trade Commission Act of 1914, as amended, and the California Consumer Privacy Act, or the CCPA as well as the California Privacy Rights Act, or the CPRA govern the collection, use, and disclosure and protection of certain health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.  In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.  Some of our research activities involve minors, which may be subject to additional laws and can require specialized consent processes, privacy protections, and compliance procedures.

The EU, United Kingdom, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal data, including health and genetic data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018, and imposes strict requirements for the processing of the personal data of individuals within the European Economic Area, or EEA. Fines for certain breaches of the GDPR are significant, up to the greater of 20 million Euros or 4 % of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Additionally, from 1 January 2021, we are subject to the GDPR and also the United Kingdom GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law following Brexit. The United Kingdom GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. These changes may lead to additional costs and increase our overall risk exposure.

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

With respect to the transfer of personal data out of the EU and the United Kingdom, the GDPR and the United Kingdom GDPR provides that the transfer of personal data to countries that are not considered by the European Commission to provide an adequate level of data protection, including the United States, is permitted only on the basis of complying with specific legal steps, a number of which are subject to legal challenges. Most recently, on July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme and imposed further restrictions on the use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision.

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

On December 24, 2020, the United Kingdom and the EU announced that they had agreed to the terms of their future trading relationship in the EU—United Kingdom Trade and Cooperation Agreement, or the TCA, which has been provisionally applicable since January 1, 2021, but which awaits the final agreement of the remaining 27 EU member states. While agreement on the terms of the TCA has avoided a “ no deal” Brexit scenario, and provides in principle for quota- and tariff-free trading of goods, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the United Kingdom and the EU. Further, the TCA does not provide for the continued free movement of services between the United Kingdom and the EU and imposes additional restrictions on the free movement of people between the United Kingdom and the EU. The TCA includes provisions affecting pharmaceutical companies such as customs and tariffs in relation to healthcare products and provides for the mutual recognition of Good Manufacturing Practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued. It is important to note however that significant regulatory gaps still exist and the TCA does not contain wholesale mutual recognition of United Kingdom and EU pharmaceutical regulations and product standards, for example in relation to batch testing and pharmacovigilance, which remain subject to further bilateral discussions.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 11.9% of our outstanding voting stock as of June 30, 2021.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The market price for our common stock has been volatile and may continue to fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	plans for, progress of, or results from preclinical studies and clinical trials of setmelanotide;
●	the failure of the FDA or EMA to approve IMCIVREE for additional indications;
●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
●	the success or failure of other weight loss therapies and companies targeting rare diseases and orphan drug treatment;
●	regulatory or legal developments in the United States and other countries;
●	failure of setmelanotide, if approved, to achieve commercial success;
●	fluctuations in stock market prices and trading volumes of similar companies;
●	general market conditions and overall fluctuations in U.S. equity markets;
●	variations in our quarterly operating results;
●	changes in our financial guidance or securities analysts’ estimates of our financial performance;
●	changes in accounting principles;
●	our ability to raise additional capital and the terms on which we can raise it;
●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
●	additions or departures of key personnel;
●	discussion of us or our stock price by the press and by online investor communities; and
●	other risks and uncertainties described in these risk factors.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of June 30, 2021, we had 50,226,739 shares of common stock outstanding.

The holders of an aggregate of approximately 5.9 million shares of our common stock, or approximately 11.8% of our total outstanding common stock as of June 30, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act, the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	05/04/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/11/2020	3.1
10.1*	Offer Letter, dated July 9, 2021, by and between the Registrant and Pamela Cramer.
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: August 3, 2021	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2021	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)