Form 10-Q
period 2021-09-30
RHYTHM PHARMACEUTICALS, INC.
filed 2021-11-02
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s Common Stock as of October 26, 2021 was 50,268,312.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$92,372	$100,854
Short-term investments	235,982	71,938
Prepaid expenses and other current assets	7,282	8,876
Total current assets	335,636	181,668
Property and equipment, net	2,956	3,195
Right-of-use asset	1,598	1,807
Intangible assets, net	4,772	—
Restricted cash	328	403
Other long-term assets	10,533	—
Total assets	$355,823	$187,073
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,614	$4,900
Accrued expenses and other current liabilities	18,265	12,559
Lease liability	588	535
Total current liabilities	23,467	17,994
Long-term liabilities:
Deferred tax liability	7,989	—
Lease liability	2,104	2,551
Total liabilities	33,560	20,545
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 50,268,312 and 44,235,903 shares issued and outstanding September 30, 2021 and December 31, 2020, respectively	50	44
Additional paid-in capital	808,265	625,762
Accumulated other comprehensive income	21	49
Accumulated deficit	(486,073)	(459,327)
Total stockholders’ equity	322,263	166,528
Total liabilities and stockholders’ equity	$355,823	$187,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Product revenue, net	$1,028	$—	$1,337	$—
Costs and expenses:
Cost of sales	222	—	363	—
Research and development	27,539	22,995	72,554	68,496
Selling, general, and administrative	17,507	11,289	47,490	33,006
Total costs and expenses	45,268	34,284	120,407	101,502
Loss from operations	(44,240)	(34,284)	(119,070)	(101,502)
Other income:
Other income	—	—	100,000	—
Interest income, net	138	466	313	2,403
Total other income, net	138	466	100,313	2,403
Loss before taxes	(44,102)	(33,818)	(18,757)	(99,099)
Provision for (benefit from) income taxes	(8,995)	—	7,989	—
Net loss	$(35,107)	$(33,818)	$(26,746)	$(99,099)
Net loss per share, basic and diluted	$(0.70)	$(0.77)	$(0.54)	$(2.25)
Weighted-average common shares outstanding, basic and diluted	50,246,303	44,142,334	49,374,336	44,097,178

Other comprehensive loss:
Net loss	$(35,107)	$(33,818)	$(26,746)	$(99,099)
Unrealized (loss) gain on marketable securities	—	(392)	(107)	238
Comprehensive loss	$(35,107)	$(34,210)	$(26,853)	$(98,861)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2020	44,235,903	$44	$625,762	$49	$(459,327)	$166,528
Stock compensation expense	—	—	5,191	—	—	5,191
Issuance of common stock in connection with ESPP	17,000	—	388	—	—	388
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	198,855	—	3,466	—	—	3,466
Issuance of common stock upon completion of public offering, net of offering costs	5,750,000	6	161,725	—	—	161,731
Unrealized loss on marketable securities	—	—	—	(107)	—	(107)
Net income	—	—	—	—	43,750	43,750
Balance at March 31, 2021	50,201,758	50	796,532	(58)	(415,577)	380,947
Stock compensation expense	—	—	5,669	—	—	5,669
Issuance of common stock in connection with exercise of stock options	24,981	—	383	—	—	383
Unrealized gain on marketable securities	—	—	—	79	—	79
Net loss	—	—	—	—	(35,389)	(35,389)
Balance at June 30, 2021	50,226,739	50	802,584	21	(450,966)	351,689
Stock compensation expense	—	—	5,268	—	—	5,268
Issuance of common stock in connection with ESPP	21,051		233			233
Issuance of common stock in connection with exercise of stock options	20,522	—	180	—	—	180
Unrealized gain on marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	(35,107)	(35,107)
Balance at September 30, 2021	50,268,312	$50	$808,265	$21	$(486,073)	$322,263

Balance at December 31, 2019	43,996,753	$44	$606,307	$—	$(325,331)	$281,020
Stock compensation expense	—	—	5,475	—	—	5,475
Issuance of common stock in connection with ESPP	18,673	—	324	—	—	324
Issuance of common stock in connection with exercise of stock options	72,964	—	383	—	—	383
Unrealized gain on marketable securities	—	—	—	63	—	63
Net loss	—	—	—	—	(34,164)	(34,164)
Balance at March 31, 2020	44,088,390	44	612,489	63	(359,495)	253,101
Stock compensation expense	—	—	3,028	—	—	3,028
Issuance of common stock in connection with exercise of stock options	27,222	—	174	—	—	174
Unrealized gain on marketable securities	—	—	—	567	—	567
Net loss	—	—	—	—	(31,117)	(31,117)
Balance at June 30, 2020	44,115,612	44	615,691	630	(390,612)	225,753
Stock compensation expense		—	4,695	—	—	4,695
Issuance of common stock in connection with ESPP	11,379	—	198	—	—	198
Issuance of common stock in connection with exercise of stock options	77,754	—	501	—	—	501
Unrealized loss on marketable securities	—	—	—	(392)	—	(392)
Net loss	—	—	—	—	(33,818)	(33,818)
Balance at September 30, 2020	44,204,745	$44	$621,085	$238	$(424,430)	$196,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020

Operating activities
Net loss	$(26,746)	$(99,100)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	16,128	13,198
Gain on sale of priority review voucher	(100,000)	—
Deferred tax provision	7,989	—
Depreciation and amortization	833	512
Non-cash rent expense	(185)	(173)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,591	1,092
Other long-term assets	(10,533)	—
Accounts payable, accrued expenses and other current liabilities	5,392	(8,387)
Net cash used in operating activities	(105,531)	(92,858)
Investing activities
Purchases of short-term investments	(456,238)	(53,398)
Maturities of short-term investments	292,197	150,172
Proceeds from sale of priority review voucher	100,000	—
Milestone obligation under license agreement	(5,000)
Purchases of property and equipment	(366)	(130)
Net cash (used in) provided by investing activities	(69,407)	96,644
Financing activities
Net proceeds from issuance of common stock	161,731	—
Proceeds from the exercise of stock options	4,029	1,067
Proceeds from issuance of common stock from ESPP	621	522
Net cash provided by financing activities	166,381	1,589
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,557)	5,375
Cash, cash equivalents and restricted cash at beginning of period	101,257	62,697
Cash, cash equivalents and restricted cash at end of period	$92,700	$68,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a commercial-stage biopharmaceutical company focused on changing the paradigm for the treatment of rare genetic diseases of obesity, which are characterized by early-onset, severe obesity and an insatiable hunger or hyperphagia.  Our lead product candidate is IMCIVREE® (setmelanotide), a potent melanocortin-4 receptor, or MC4R, agonist for the treatment of rare genetic diseases of obesity. We believe IMCIVREE, for which we have exclusive worldwide rights, has the potential to restore dysfunctional MC4R signaling due to impaired MC4R pathway function. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. IMCIVREE has been approved by the U.S. Food and Drug Administration, or FDA, for chronic weight management in adult and pediatric patients six years of age and older with obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, or leptin receptor, or LEPR, deficiency confirmed by genetic testing.  IMCIVREE also has been approved by the European Commission  for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. IMCIVREE is now commercially available in the United States, and we are pursuing an international strategy to establish access and reimbursement for IMCIVREE in the European Union, or EU, and Great Britain.  We also have completed and submitted a supplemental New Drug Application, or sNDA, to the U.S. Food and Drug Administration or FDA, and a Type II variation marketing authorization application, or MAA, to the EMA for IMCIVREE for the treatment of obesity and control of hunger in adult and pediatric patients 6 years of age and older with Bardet-Biedl syndrome, or BBS, or Alström syndrome.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of September 30, 2021, the Company had an accumulated deficit of $486,073.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

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

At September 30, 2021, the Company had $328,354 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations into at least the second half of 2023.

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

The accompanying interim balance sheet as of September 30, 2021, the statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, the statements of stockholders equity for the three and nine months ended September 30, 2021 and 2020 and the statements of cash flows for the nine months ended September 30, 2021 and 2020 and the related footnote disclosures are unaudited. In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements as of and for the year ended December 31, 2020 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2021, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Risks and Uncertainties

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the nine months ended September 30, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

During the three and nine months ended September 30, 2021, we recorded product revenue, net, of $1,028 and $1,337.  The table that summarizes balances and activity in each of the product revenue allowance and reserve categories has not been included for the three and nine months ended September 30, 2021 due to the immateriality of the revenue recognized during the periods.

Cost of Product Sales

Prior to receiving approval from the FDA in November 2020 to sell IMCIVREE in the United States, the Company expensed all costs incurred related to the manufacture of IMCIVREE as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates.  Subsequent to receiving FDA approval in November 2020, the Company has capitalized a nominal amount of inventory related costs that were incurred subsequent to FDA approval. At September 30, 2021, the Company had $95 of inventory recorded as a component of other current assets on the condensed consolidated balance sheet.

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

Accounts Receivable, Net

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and chargebacks. The Company's contracts with customers have standard payment terms that generally require payment within 45 days. The Company analyzes accounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  As of September 30, 2021, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances.

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

The Company’s cash equivalents and marketable securities at September 30, 2021 and December 31, 2020 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at September 30, 2021 and December 31, 2020, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per common share is computed by adjusting the weighted average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented due to the net losses incurred. Therefore, basic and diluted net loss per share were the same for all periods presented.

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	5,966,664	5,096,252	5,966,664	5,096,252
Restricted stock units	439,957	179,662	439,957	179,662
Potential common shares	6,406,621	5,275,914	6,406,621	5,275,914

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

3. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020
Research and development costs	$8,943	$5,815
Professional fees	2,560	648
Payroll related	6,008	5,916
Other	754	180
Accrued expenses	$18,265	$12,559

4. Fair Value of Financial Assets

As of September 30, 2021 and December 31, 2020, the carrying amount of cash and cash equivalents and short-term investments was $328,354 and $172,792, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	September 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Commercial Paper	$—	$38,993	$—	$38,993
Money Market Funds	39,929	—	—	39,929
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	235,982	—	235,982
Total	$39,929	$274,975	$—	$314,904

	Fair value Measurements as of
	December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$36,242	$—	$36,242
Money Market Funds	63,182	—	—	63,182
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	71,938	—	71,938
Total	$63,182	$108,180	$—	$171,362

Marketable Securities

The following tables summarize the Company's marketable securities:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$235,961	$29	$(8)	$235,982
	$235,961	$29	$(8)	$235,982

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$71,895	$43	$—	$71,938
	$71,895	$43	$—	$71,938

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 3.8 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of September 30, 2021, the Company has not entered into any lease arrangements classified as a finance lease.

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

The following table presents the maturities of the Company’s operating lease liability related to office space as of September 30, 2021, all of which is under a non-cancellable operating lease:

Operating Lease
Remainder of 2021	$203
2022	818
2023	834
2024	851
2025	502
Thereafter	—
Total operating lease payments	3,208
Less: imputed interest	516
Total operating lease liability	$2,692

6. Intangible Assets, Net

As of September 30, 2021, the Company’s finite-lived intangible assets, which totaled $4,772, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the

Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021.

2021	$114
2022	455
2023	455
2024	455
2025	455
Thereafter	2,838
Total	$4,772

The Company began amortizing its finite-lived intangible assets in April 2021 over an 11 year period based on IMCIVREE’s expected patent exclusivity period. Amortization expense totaled $114 and $228 for the three and nine months ended September 30, 2021.  Amortization expense will be included in cost of sales on the consolidated statements of operations and comprehensive loss.

7. Income Taxes

The Company recorded a tax (benefit) of ($8,995) for the three month period ended September 30, 2021.  The Company recorded a tax provision of $7,989 for the nine months period ended September 30, 2021 primarily related to the sale of the PRV, offset by a tax benefit from ordinary losses generated by the Company over the remainder of current year. The Company expects to have sufficient tax losses in the current year to offset the income from the sale and thus no current year liability is expected.  The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

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

During the three months ended March 31, 2020, the Company entered into a separation agreement with its former Chief Executive Officer, Keith Gottesdiener, M.D.  The Company modified certain equity awards held by Dr. Gottesdiener. The modification included the continuation of vesting of stock options through the end of December 31, 2020 and an extension of the post-termination exercise period for vested options from 90 days to up to two years. In connection with this modification, the Company recorded an incremental compensation charge of $2,811 during the nine months ended September 30, 2020.

As of September 30, 2021, an aggregate of 9,972,556 shares of common stock were reserved for future issuance under the Company’s stock plans, including outstanding stock options and restricted stock units that have been issued of 6,406,621 shares of common stock and 962,942 shares are available for future grants under the Company’s 2017 Employee Stock Purchase Plan.

9. Related-Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $450, $808, $1,547, and $2,584 for the three and nine months ended September 30, 2021 and 2020, respectively. Outstanding payments due to these related parties as of September 30, 2021 and December 31, 2020 were $0 and $187, respectively, and were included within accounts payable on the balance sheet.

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

IMCIVREE has been approved by the U.S. Food and Drug Administration, or FDA, for chronic weight management in adult and pediatric patients six years of age and older with obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, leptin receptor, or LEPR, deficiency confirmed by genetic testing. IMCIVREE became commercially available in the U.S. in the first quarter 2021.  The European Commission and Great Britain’s Medicines & Healthcare Products Regulatory Agency, or MHRA, in July and September 2021, respectively, granted marketing authorization to IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above.  We are making steady progress towards achieving market access in Germany, Great Britain, France, Italy and Spain.  Reimbursement dossiers have been submitted in The Netherlands and Israel, and we have recently initiated dossier development in Sweden.

We  recently completed and submitted a supplemental New Drug Application, or sNDA, to the U.S. Food and Drug Administration, or FDA, and a Type II variation application to the EMA for IMCIVREE for the treatment of obesity and control of hunger in adult and pediatric patients 6 years of age and older with Bardet-Biedl syndrome, or BBS, or

Alström syndrome.  These regulatory submissions were based on data from a pivotal Phase 3 clinical trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals with BBS, or Alström syndrome. The trial met its primary and all key secondary endpoints, showing statistically significant and clinically meaningful reductions in weight and hunger scores. All patients who met the primary endpoint defined as more than 10 percent weight loss had BBS and none had Alström syndrome.  However, data from this trial, supported by results from the Phase 2 trial, suggest that treatment with setmelanotide may result in decreased weight and hunger in people living with Alström syndrome.  Based on FDA timelines, we will know in November 2021 if our sNDA has been accepted with Priority Review, as we have requested. If granted, the FDA typically has a review period of six-months from the date of acceptance.  We currently anticipate a commercial launch in the United States in mid-2022.  The review timeline in Europe is calendar-based, and we would expect a decision from the European Commission in the second half of 2022.

Our continued development efforts are focused on obesity related to several single gene-related, or monogenic, MC4R pathway deficiencies: obesity due to a heterozygous genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, deficiency; obesity due to SH2B adapter protein 1, or SH2B1, deficiency; hypothalamic obesity; and MC4R deficiency obesity.  On January 26, 2021, we announced new interim data from our ongoing Phase 2 Basket Study across individuals with HET obesity and SRC1 and SH2B1 deficiency obesities that we believe demonstrate proof of concept in these diseases.  The primary endpoint of the study was the percent of patients in each subgroup showing at least a 5 percent loss of body weight over three months.  Consistent with prior clinical experience, setmelanotide was generally well tolerated in each of these rare genetic diseases of obesity.  In August 2021, we announced agreement with the FDA and EMA on the clinical design and primary endpoint of our pivotal Phase 3 EMANATE trial of setmelanotide. The trial will be a randomized, double-blind, placebo-controlled study with five independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; certain variants of SH2B1 genes; or PCSK1 N221D deletions within the MC4R pathway. Each sub-study will be independent of the others and, if successful, is designed to allow us to submit separate regulatory submissions to the FDA and EMA.  We plan to initiate the EMANATE trial in the fourth quarter of 2021 or the first quarter of 2022.

We also recently announced plans to initiate the Phase 2 DAYBREAK trial of setmelanotide in the fourth quarter of 2021. This trial will be a two-stage, double-blind, placebo-controlled study in patients with specific variants within one of 31 genes within the MC4R pathway.  We leveraged our proprietary gene curation and selection strategy, which is designed to evaluate a gene’s relevance to the MC4R pathway with the goal of identifying genetic patient populations with the potential to benefit from setmelanotide therapy, to identify an additional 31 MC4R pathway genes with strong or very strong pathway relevance.

We also plan to initiate in the fourth quarter of 2021, a Phase 3 randomized, double-blind trial in patients currently on daily setmelanotide therapy (“switch study”) to evaluate the efficacy of daily and weekly formulations of setmelanotide in patients with obesity due to BBS.  In the first half of 2022, we also plan to initate a Phase 3, randomized, double-blind trial in patients naïve to setmelanotide therapy (“de novo study”) to evaluate the weekly formulation of setmelanotide in patients with BBS.  In the first half of 2022, we plan to announce new top-line data from the ongoing exploratory Phase 2 Basket Study evaluating setmelanotide in patients with obesity due to a variant in the MC4 receptor.  Additionally, as an FDA post-marketing requirement, we are currently evaluating the effects of setmelanotide on the QT corrected for heart rate, or QTc interval, in healthy volunteers.

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

Additional recent clinical, regulatory and corporate updates include:

●	In November 2021, at The Obesity Society’s ObesityWeek®, a virtual conference, we delivered multiple data presentations including: the first-ever health-related quality of life (HRQOL) data from patients with BBS treated with setmelanotide; efficacy and safety data from our Phase 3 trial of setmelanotide in BBS and Alström syndrome; new hunger reduction data from the SRC1 and SH2B1 deficiency cohorts in the exploratory Phase 2 Basket Trial; new data on utilization of URO; an analysis of the frequency of melanocortin-4 receptor (MC4R) pathway variants in U.S. patients with severe obesity; and a review of single minded-1 (SIM1) missense variants associated with severe obesity.
●	In October, at the Obesity Medicine Association’s Overcoming Obesity 2021 Conference (OMA), we presented new HRQOL data from the Phase 3 trials evaluating setmelanotide in POMC or LEPR deficiency obesities that confirmed setmelanotide treatment led to sustained, clinically meaningful HRQOL improvements in a majority of patients; results from in-depth patient interviews conducted in POMC and LEPR patients enrolled in Rhythm’s pivotal Phase 3 trials, which highlighted that reduced hunger and improved satiety resulting from setmelanotide treatment substantially and meaningfully changed patients’ lives; and two presentations detailing updated results from our URO genetic testing of approximately 8,500 people in the United States with early-onset, severe obesity.

●	In September 2021, at the 59th Annual European Society for Paediatric Endocrinology meeting we delivered three oral and four poster presentations, including a new subgroup analysis of data from its Phase 3 clinical trial in BBS, which showed that patients treated with setmelanotide achieved statistically significant weight loss and hunger reduction compared to patients treated with placebo during a 14-week, double-blind treatment period; an interim analyses from our exploratory Phase 2 Basket Trial, which showed that setmelanotide achieved clinically meaningful weight loss or BMI-Z reduction in 30% (9 of 30) of study participants with obesity due to variants of the SRC1 gene; and 43% (15 of 35) of study participants with obesity due to variants of the SH21B gene, including 16p11.2 chromosomal deletions.

●	In September 2021, we announced the promotion of Linda Shapiro Manning, M.D., Ph.D., to Chief Medical Officer. She succeeded Murray Stewart, M.D., who transitioned to the role of Senior Medical Advisor.

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

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated any significant product revenue and have financed our operations primarily through the proceeds received from the sales of common and preferred stock, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock.  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through February 2021, we have raised aggregate net proceeds of approximately $611.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. As noted above, we also received $100.0 million from an asset sale, specifically in connection with the PRV Transfer. We will not generate significant revenue from product sales until we are able to successfully establish a marketing and commercialization infrastructure for IMCIVREE.  IMCIVREE became commercially available to patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency in the U.S. in the first quarter of 2021 and following marketing authorizations in the European Union and Great Britain, we are pursuing a country-by-country strategy to establish market access and reimbursement for IMCIVREE in several countries. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of September 30, 2021 we had an accumulated deficit of $486.1 million. Our net losses were $35.1 million, $33.8 million, $26.7 million and $99.1 million for the three and nine months ended September 30, 2021 and 2020, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of September 30, 2021, our existing cash and cash equivalents and short-term investments were approximately $328.4 million. We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses into at least the second half of 2023.

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

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three months ended September 30, 2021 were insignificant.  We expect cost of sales to increase in 2022 as we continue to sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.  The Company is currently evaluating the impact of this previously expensed inventory on the future cost of product sales.

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

The following table summarizes our current research and development expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Research and development summary	2021	2020	2021	2020
Research and development expense	$27,539	$22,995	$72,554	$68,496

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

Selling, general and administrative expenses

Selling expenses consist of professional fees related to preparation for the commercialization of setmelanotide, as well as salaries and related benefits for commercial employees, including stock-based compensation.  As we accelerate our preparation for commercialization and start to market setmelanotide and as we explore new collaborations to develop and commercialize setmelanotide, we anticipate that these expenses will materially increase.

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, relating to our full-time employees not involved in R&D or commercial activities.  Other significant costs include rent, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selling, general and administrative summary	2021	2020	2021	2020
Selling, general and administrative expense	$17,507	$11,289	$47,490	$33,006

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

Except for the application of ASC Topic 606, Revenue from Contracts with Customers, that was adopted during the year-ended December 31, 2018 but was not applicable until our first commercial sale, during the nine months ended September 30, 2021, there were no other significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Change
	2021	2020	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$1,028	$—	$1,028	NM
Costs and expenses:
Cost of sales	222	—	222	NM
Research and development	27,539	22,995	4,544	20%
Selling, general, and administrative	17,507	11,289	6,218	55%
Total costs and expenses	45,268	34,284	10,984	32%
Loss from operations	(44,240)	(34,284)	(9,956)	29%
Other income, net	138	466	(328)	(70)%
Loss before taxes	(44,102)	(33,818)	(10,284)	30%
Benefit from income taxes	(8,995)	—	(8,995)	NM
Net loss	$(35,107)	$(33,818)	$(1,289)	4%

NM=Not meaningful

Product revenue, net increased to $1.0 million in 2021.  There were no product revenues in the comparative prior period. The increase is due to FDA approval of our lead product candidate, IMCIVREE in November 2020.  We recorded our first sales of IMCIVREE in March 2021 and the three months ended September 30, 2021 represent our second full quarter of sales subsequent to the launch of IMCIVREE.  We expect our initial sales of IMCIVREE will be limited by the ultra-rare nature of the disease and limited number of diagnosed patients in the United States.  To date, all of our product revenue has been generated in the United States.

Cost of sales increased to $0.2 million in 2021.  There were no cost of sales in the comparative prior period. All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three months ended September 30, 2021 were insignificant and primarily reflect the amortization of our capitalized sales based milestone payment made to Ipsen upon our first commercial sale as well as a royalty due to Ipsen on our net product sales.  We expect cost of sales to increase as we continue to sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.

Research and development expense. Research and development expense increased by $4.5 million to $27.5 million in 2021 from $23.0 million in 2020, an increase of 20%. The increase was primarily due to the following:

●	an increase of $4.4 million in our clinical trial costs associated with new and planned clinical trials, including our Phase 2 DAYBREAK and Phase 3 EMANATE trials, Phase 3 pediatrics trial, QTc study, Phase 2 hypothalamic obesity study, and increased enrollment in our long-term extension study; these increases were partially offset by the conclusion of prior studies, including pivtal Phase 3 studies for POMC and LEPR, as well as GO-ID; and
●	an increase of $2.7 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs;

The above increases were partially offset by:

●	a decrease of $1.4 million due to reduced purchases of clinical supply material; and
●	a decrease of $0.7 million in costs associated with accessing sequencing data from third-party biobanks to further our genetic research efforts.

Selling, general and administrative expense. Selling, general and administrative expense increased by $6.2 million to $17.5 million in 2021 from $11.3 million in 2020, an increase of 55%. The increase was primarily due to the following:

●	an increase of $3.0 million due to increased compensation and benefits related costs associated with additions to our exeutive leadership team, increased headcount to support our expanding business operations as well as to establish commercial operations in the United States and internationally;
●	an increase of $1.9 million due to increased professional fees and consulting services to support the build out of our commercial operations in the United States and internationally as well as corporate legal and consulting support for our international expansion; and
●	an increase of $0.9 million related to marketing activities for IMCIVREE.

Other income, net. Other income decreased by $0.3 million due to lower interest rates.

Provision for income taxes. We recorded a tax benefit of $9.0 million as a result of our operating expenses incurred during the three months ended September 30, 2021, which offset a portion of the tax provision we recorded as a result of the sale of our PRV. We expect to incurr sufficient operating expenses during the remainder of the current year to offset the income from the sale of our priority review voucher resulting in no current year tax liability.

Net loss. Net loss increased by $1.3 million to $35.1 million in 2021, from $33.8 million in 2020. The increase in net loss was driven by higher operating expenses incurred during the period.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%

	(in thousands)
Statement of Operations Data:
Product Revenue, net	1,337	—	1,337	NM
Operating Expenses:
Cost of Sales	363	—	363	NM
Research and development	$72,554	$68,496	$4,058	6%
Selling, general, and administrative	47,490	33,006	14,484	44%
Total operating expenses	120,407	101,502	18,905	19%
Loss from operations	(119,070)	(101,502)	(17,568)	17%
Other income, net	100,313	2,403	97,910	4,074%
Loss before taxes	(18,757)	(99,099)	80,342	(81)%
Provision for income taxes	7,989	—	7,989	NM
Net loss	$(26,746)	$(99,099)	$72,353	(73)%

NM=Not meaningful

Product revenue, net increased to $1.3 million in 2021.  There were no product revenues in the comparative prior period. The increase is due to FDA approval of our lead product candidate, IMCIVREE in November 2020.  We recorded our first sales of IMCIVREE in March 2021 and the three months ended September 30, 2021 represent our second full quarter of sales subsequent to the launch of IMCIVREE.  We expect our initial sales of IMCIVREE will be limited by the ultra-rare nature of the disease and limited number of diagnosed patients in the United States. To date, all of our product revenue has been generated in the United States.

Cost of sales increased to $0.4 million in 2021. There were no cost of sales in the comparative prior period. All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three months ended September 30, 2021 were insignificant and cost of sales are primarily comprised of amortization of our capitalized sales based milestone payment due to Ipsen upon our first commercial sale as well as a royalty due to Ipsen on our net product sales.  We expect cost of sales to increase as we continue to sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.

Research and development expense. Research and development expense increased by $4.1 million to $72.6 million in 2021 from $68.5 million in 2020, an increase of 6%. The increase was primarily due to the following:

●	an increase of $5.9 million in compensation and benefits due to the hiring of additional full-time employees in order to support the growth of our research and development programs and expansion of regulatory affairs operations; and
●	an increase of $2.4 million related to costs associated with new and planned clinical trials, including Phase 2 DAYBREAK and Phase 3 EMANATE trials, Phase 3 pediatrics trial, QTc study, Phase 2 hypothalamic obesity study, and increased enrollment in our long-term extension study. These increases were mostly offset by decreases in our GO-ID study which has been completed;
●	an increase of $1.1 million related to costs associated with pursuing the use of setmelanotide in additional indications;

The above increases were partially offset by:

●	a decrease of $3.0 million related to a milestone expense associated with the license agreement with Ipsen on filing the NDA with the FDA and filing the MAA with the EMA;
●	a decrease of $1.1 million related to lower professional services fees related to regulatory filings;
●	a decrease of $0.8 million related to reduced purchases of clinical supply material; and
●	a decrease of $0.7 million of costs associated with accessing sequencing data from third-party biobanks to further our genetic research.

Selling, general and administrative expense. Selling, general and administrative expense increased by $14.5 million to $47.5 million in 2021 from $33.0 million in 2020, an increase of 44%. The increase was primarily due to the following:

●	an increase of $7.1 million due to increased compensation and benefits related costs associated with additions to our executive leadership team, increased headcount to support our expanding business operations as well as to establish our commercial operations in the United States and internationally;
●	an increase of $4.0 million due to increased professional fees and consulting services to support the build out of our commercial operations in the United States and internationally as well as corporate legal and consulting support for our international expansion;
●	an increase of $1.6 million associated with the expenses incurred on the sale of our PRV to Alexion;
●	an increase of $1.1 million due to increased costs associated with office support and insurance costs for our expanding workforce; and
●	an increase of $0.7 million associated with the expenses incurred related to marketing activities for IMCIVREE.

Other income, net. Other income increased by $97.9 million due primarily to the sale of our PRV in February 2021.

Provision for income taxes. We recorded a tax provision of $8.0 million for the period ended September 30, 2021, primarily related to the sale of our PRV, offset by a tax benefit from our ordinary losses. We expect to incurr sufficient operating expenses during the remainder of the current year to offset the income from the sale of our priority review voucher resulting in no current year tax liability.

Net Loss. Net loss decreased by $72.4 million to $26.7 million in 2021, from a loss of $99.1 million in 2020. The decrease in net loss was primarily due to impact of the $100.0 million gain on the sale of our PRV, offset by higher operating expenses and the provision of income taxes recorded recorded as a result sale of the PRV.

Liquidity and Capital Resources

As of September 30, 2021, our cash and cash equivalents and short-term investments were approximately $328.4 million.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(105,531)	$(92,858)
Investing activities	(69,407)	96,644
Financing activities	166,381	1,589
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,557)	5,375

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net income (loss) adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $105.5 million for the nine months ended September 30, 2021 and consisted primarily of a net loss of $102.0 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, the gain on the sale of the PRV, a deferred provision for income taxes, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $5.4 million from an increase in accounts payables and accrued expenses associated with our CROs, CMOs and consultants due to the timing of payments, offset by an increase of $8.9 million in prepaid expenses.

Net cash used in operating activities was $92.9 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of $85.6 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $7.3 million from an increase in prepaid expenses and decreases in accounts payables and accrued expenses associated with our CROs, CMOs and consultants due to the timing of payments.

Net cash (used in) provided by investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 relates to the $164.0 million of net purchases of short-term investments, $0.4 million related to the purchase of property plant and equipment and  $5.0 million for the acquisition of an intangible asset, offset by the $100.0 million in proceeds from the sale of the PRV.

Net cash provided by investing activities for the nine months ended September 30, 2020 relates to the net maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities was $166.4 million for the nine months ended September 30, 2021, which represents the net proceeds of $161.7 million from our common stock offering in February 2021 and $4.7 million of cash proceeds from the exercise of stock options and the issuance of common stock from our 2017 Employee Stock Purchase Plan, or the ESPP.

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2020, which represents net proceeds from purchases made under the ESPP and proceeds from the exercise of stock options.

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

Although IMCIVREE has been approved by the FDA and authorized by the EC and Great Britain in certain indications, IMCIVREE may not achieve commercial success. In addition, developing our setmelanotide program is a time-consuming, expensive and uncertain process that may take years to complete, and we may never generate the necessary data or results required to obtain future marketing approvals and achieve product sales. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties or other means, we may have to relinquish valuable rights to our setmelanotide program on terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt financings or other means, when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our setmelanotide program that we would otherwise prefer to develop and market ourselves.

Contractual obligations

As of September 30, 2021, there were no material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a commercial-stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been limited primarily to acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide. To date, we have not generated significant revenue from product sales. We have obtained FDA approval for IMCIVREE for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, or leptin receptor, or LEPR, deficiency confirmed by genetic testing. IMCIVREE has also received authorization by the EC and Great Britain’s MHRA for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. We have not obtained any other regulatory approvals for setmelanotide. We first commercialized IMCIVREE in the U.S. in the first quarter of 2021 and therefore do not have a long history operating as a commercial company. We will need to begin transitioning from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in such a transition. We have not yet demonstrated our ability to manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is approved by the FDA and authorized by the EC and Great Britain’s Medicines & Healthcare Products Regulatory Agency, or MHRA, as noted above and currently in regulatory review for Bardet-Biedl syndrome, or BBS, Alström syndrome, and in clinical development for several other indications. We have funded our operations to date primarily through the proceeds from the sales of common stock and preferred stock, asset sales, as well as capital contributions from our former parent, Rhythm Holdings LLC, and have incurred losses in each year since our inception.

Our net losses were $35.1 million, $33.8 million, $26.7 million, and $99.1 million for the three and nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $486.1 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, having obtained marketing approval for IMCIVREE, we will incur significant sales, marketing and outsourced manufacturing expenses. We will incur additional costs associated with operating as a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Absent our entering into collaboration or partnership agreements, we expect to incur significant sales and marketing costs as we prepare to commercialize setmelanotide. Even though IMCIVREE is FDA approved for chronic weight management in patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiencies and authorized in the EU and Great Britain for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, and even if we successfully complete our pivotal and other clinical trials and setmelanotide is approved for commercial sale in additional indications, setmelanotide may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and will be unable to continue operations without continued funding.

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

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through February 2021, we raised aggregate net proceeds of approximately $611.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. Since inception, we have received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc.  As of September 30, 2021, our cash and cash equivalents and short-term investments were approximately $328.4 million. We expect our cash and cash equivalents and short-term investments will enable us to fund our operating expenses into at least the second half of 2023.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light of ongoing uncertainty related to the COVID-19 pandemic, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We are actively working to advance additional genetic deficiencies related to the MC4R pathway through our clinical development program.  Our continued development efforts are focused on obesity related to several single gene-related, or monogenic, MC4R pathway deficiencies: Bardet-Biedl syndrome, or BBS; Alström syndrome; HET obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, deficiency; obesity due to SH2B adapter protein 1, or SH2B1, deficiency; hypothalamic obesity; and MC4R deficiency obesity.  In August 2021, we announced agreement with the FDA and EMA on the clinical design and primary endpoint of our pivotal Phase 3 EMANATE trial of setmelanotide. The trial is a randomized, double-blind, placebo-controlled study with five independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; certain variants of SH2B1 genes; or PCSK1 N221D deletions within the MC4R pathway. Each sub-study will be entirely independent of the others and, if successful, is designed to support separate regulatory submissions to the FDA and EMA in each studied indication.  However, the FDA and EMA may not view positive results in one sub-study, even if such results are statistically significant and clinically meaningful, as being sufficient for approval.

Success in a basket trial, or any trial in one indication, may not predict success in another indication. In contrast, in the event of an adverse safety issue, clinical hold, or other adverse finding in one or more indications being tested, such event could adversely affect our trials in the other indications and may delay or prevent completion of such clinical trials.

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

The FDA is authorized under the FDCA to give certain product candidates “Breakthrough Therapy designation.” A Breakthrough Therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of Breakthrough Therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review.  In addition, the FDA may consider reviewing portions of an NDA before the sponsor submits the complete application, or rolling review. Product candidates designated as breakthrough therapies by the FDA may be eligible for other expedited programs, such as priority review, if supported by clinical data.

Designation as Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe setmelanotide meets the criteria for designation as Breakthrough Therapy, the FDA may disagree.  In any event, the receipt of Breakthrough Therapy designation for a product candidate, or acceptance for one or more of the FDA’s other expedited programs, may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not guarantee ultimate approval by the FDA. Regulatory standards to demonstrate safety and efficacy must still be met.  Additionally, the FDA may later decide that the product candidate no longer meets the conditions for designation and may withdraw designation at any time or decide that the time period for FDA review or approval will not be shortened.

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

Setmelanotide is currently administered by once-daily SC injection using small insulin-type needles. SC injection is generally less well-received by patients than other methods of administration, such as oral administration. Considerable additional resources and efforts, including potential studies, may be necessary in order to translate the once-daily formulation of setmelanotide into a once-

formulation that may be well-received by patients.

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

In some foreign countries, particularly in Canada, Great Britain and in the EU member states, the pricing and reimbursement of prescription only medicinal products is subject to strict governmental control which varies widely between countries. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of setmelanotide with other available therapies. If reimbursement for setmelanotide is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

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

In order to market IMCIVREE, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we have received FDA approval for IMCIVREE, for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency, and the European Commission and Great Britain’s MHRA granted marketing authorization to setmelanotide, for the treatment of obesity and the control of hunger associated with confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, we are early in our commercialization efforts and have not yet established a full-scale commercial infrastructure. Therefore, you should not compare us to commercial-stage biotechnology companies, and you should not expect that we will generate substantial revenues or become profitable in the near term. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

We may never receive regulatory approval to market setmelanotide outside of the United States, the European Union and Great Britain.

We intend to seek marketing authorizations in various countries worldwide. In order to market any product outside of the United States, the European Union or Great Britain, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Marketing authorization procedures vary among countries and can involve additional setmelanotide testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA approval or marketing authorization from the European Commission or the Great Britain’s Medicines and Healthcare products Regulatory Agency, or MHRA. The marketing authorization processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Grant of marketing authorization in one country does not ensure grant of marketing authorization in another country, but a failure or delay in obtaining marketing authorization in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing authorization in other countries or any delay or other setback in obtaining such authorizations would impair our ability to market setmelanotide in such foreign markets. Any such impairment would reduce the size of our potential market share and could have a material adverse impact on our business, results of operations and prospects.

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

Risks Related to Regulatory Approval and Marketing of Setmelanotide and Other Legal Compliance Matters

Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of setmelanotide beyond FDA approval for obesity due to POMC, PCSK1or LEPR deficiencies in the United States and the grant of marketing authorization by the European Commission and the MHRA for the treatment of obesity and the control of hunger associated with confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above in the European Union and Great Britain, respectively. We depend entirely on the success of setmelanotide, and we cannot be certain that we will be able to obtain additional regulatory approvals for, or successfully commercialize, setmelanotide. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize setmelanotide in additional indications in the United States or in foreign jurisdictions, and our ability to generate revenue will be materially impaired.

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends entirely on its successful clinical development, regulatory approval and commercialization. Setmelanotide, which is currently approved by FDA for chronic weight management in patients with obesity due to POMC, PCSK1 or LEPR deficiencies and the European Commission and MHRA granted marketing authorization to setmelanotide for the treatment of obesity and the control of hunger associated with confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization in indications beyond those currently approved for IMCIVREE in the United States, the European Union and Great Britain. The clinical trials, manufacturing and marketing of setmelanotide are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide.

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

In order to market and sell setmelanotide and any other product candidate that we may develop in the EU and many other jurisdictions, we or our third-party collaborators must obtain separate marketing authorizations and comply with numerous and varying regulatory requirements. The marketing authorization procedure varies among countries and can involve additional testing. The time required to obtain marketing authorization may differ substantially from that required to obtain FDA approval. The marketing authorization process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain marketing authorization from competent authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions, and grant of marketing authorization by one competent authority outside the United States does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing authorizations and may not receive necessary marketing authorization to commercialize setmelanotide in any market. Additionally, the United Kingdom’s withdrawal from the EU, commonly referred to as Brexit, has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the MHRA, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of setmelanotide, or any other product candidates in the EU and/or the United Kingdom.  Although we have obtained FDA approval and marketing authorization from the European Commission and the MHRA for setmelanotide, any delay in obtaining, or an inability to obtain, any marketing authorization, for any of our other product candidates, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek marketing authorization in the United Kingdom and/or EU for any of our other product candidates, which could significantly and materially harm our business.

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

The EU, United Kingdom, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal data, including health and genetic data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018, and imposes strict requirements for the processing of the personal data of individuals within the European Economic Area, or EEA. Fines for certain breaches of the GDPR are significant, up to the greater of 20 million Euros or 4 % of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Additionally, from 1 January 2021, we are subject to the GDPR and also the United Kingdom GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law following Brexit. The United Kingdom GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. It is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term and changes may lead to additional costs and increase our overall risk exposure.

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

With respect to the transfer of personal data out of the EU and the United Kingdom, the GDPR and the United Kingdom GDPR provide that the transfer of personal data to countries that are not considered by the European Commission or the United Kingdom government, as applicable, to provide an adequate level of data protection, including the United States, is permitted only on the basis of complying with specific legal steps, a number of which are subject to legal challenges. Most recently, on July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme and imposed further restrictions on the use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 11.9% of our outstanding voting stock as of September 30, 2021.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of September 30, 2021, we had 50,268,312 shares of common stock outstanding.

The holders of an aggregate of approximately 5.9 million shares of our common stock, or approximately 11.8% of our total outstanding common stock as of September 30, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act, the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	05/04/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/11/2020	3.1
4.1*	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated January 25, 2021.
10.1	Offer Letter, dated July 9, 2021, by and between the Registrant and Pamela Cramer.	10-Q	08/03/2021	10.1
10.2*	Offer Letter, dated September 1, 2021, by and between the Registrant and Linda Shapiro Manning, M.D.
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: November 2, 2021	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2021	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)