Form 10-K
period 2021-12-31
RHYTHM PHARMACEUTICALS, INC.
filed 2022-03-01
CIK 1649904

‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $884.4 million, based on the closing price of the registrant’s Common Stock on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this disclosure, Common Stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

There were 50,329,713 shares of the registrant's Common Stock outstanding as of February 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for the registrant's 2021 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

RHYTHM PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms include forward-looking statements that involve risks and uncertainties.  Forward-looking statements include, but are not limited to, statements regarding the marketing and commercialization of IMCIVREE (setmelanotide), and the timing of commercialization, the success, cost and timing of our product development activities and clinical trials, our financial performance, including our expectations regarding our existing cash, operating losses, expenses, sources of future financing and sufficiency of cash, our ability to hire and retain necessary personnel, patient enrollments and the timing thereof, the timing of announcements regarding results of clinical trials and filing of regulatory applications, our ability to protect our intellectual property, our ability to negotiate our collaboration agreements, if needed, our marketing, commercial sales, and revenue generation, expectations surrounding our manufacturing arrangements, the impact of the COVID-19 pandemic on our business and operations and our future financial results, and the impact of accounting pronouncements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We are a commercial-stage biopharmaceutical company with a limited operating history and have not generated any significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

●	The COVID-19 pandemic has and may continue to adversely impact our business, including our preclinical studies, clinical trials and our commercialization prospects.
●	We have only one approved product, which is still in clinical development in additional indications, and we may not be successful in any future efforts to identify and develop additional product candidates.
●	The successful commercialization of IMCIVREE and any other product candidates will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for setmelanotide or our other product candidates, if any and if approved, could limit our ability to market those products and decrease our ability to generate revenue.
●	Positive results from early clinical trials of setmelanotide may not be predictive of the results of later clinical trials of setmelanotide. If we cannot generate positive results in our later clinical trials of setmelanotide, we may be unable to successfully develop, obtain regulatory approval for and commercialize additional indications for setmelanotide.
●	The number of patients suffering from each of the MC4R pathway deficiencies is small and has not been established with precision. If the actual number of patients with any of these conditions is smaller than we had estimated, our revenue and ability to achieve profitability will be materially adversely affected. Moreover, our ability to recruit patients to our trials may be materially adversely affected. Patient enrollment may also be adversely affected by competition and other factors.
●	Failures or delays in the commencement or completion of our planned clinical trials of setmelanotide could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.
●	Changes in regulatory requirements, FDA guidance or unanticipated events during our clinical trials of setmelanotide may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline. Additionally, it may be necessary to validate different or additional instruments for measuring subjective symptoms, and to show that setmelanotide has a clinically meaningful impact on those endpoints in order to obtain regulatory approval.
●	Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of setmelanotide beyond FDA approval for obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, or leptin receptor, or LEPR, deficiencies in the United States. We depend entirely on the success of setmelanotide, and we cannot be certain that we will be able to obtain additional regulatory approvals for, or successfully commercialize, setmelanotide. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize setmelanotide in additional indications in the United States or in foreign jurisdictions, and our ability to generate revenue will be materially impaired.
●	Our approach to treating patients with MC4R pathway deficiencies requires the identification of patients with unique genetic subtypes, for example, POMC genetic deficiency. The FDA or other equivalent competent authorities in foreign jurisdictions could require the clearance, approval or CE marking of an in vitro companion diagnostic device to ensure appropriate selection of patients as a condition of approving setmelanotide in additional indications. The requirement that we obtain clearance, approval or CE mark of an in vitro companion diagnostic device will require substantial financial resources, and could delay or prevent the receipt of additional regulatory approvals for setmelanotide, or adversely affect those we have already obtained.

●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved labeling or result in significant negative consequences following marketing approval, if any.
●	Our industry is intensely competitive. If we are not able to compete effectively against current and future competitors, we may not be able to generate sufficient revenue from the sale of IMCIVREE, our business will not grow and our financial condition and operations will suffer.
●	If we are unable to adequately protect our proprietary technology or maintain issued patents that are sufficient to protect setmelanotide, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

PART I

Item 1. Business

Overview

We are a global, commercial-stage biopharmaceutical company focused on changing the paradigm for the treatment of rare genetic diseases of obesity, which are characterized by early-onset, severe obesity and hyperphagia, a pathological and insatiable hunger. While obesity affects hundreds of millions of people worldwide, we are advancing IMCIVREE™ (setmelanotide) as a precision medicine strategy for a subset of individuals who have severe obesity due to genetic variants that impair the melanocortin-4 receptor (MC4R) pathway, a pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain ultra-rare genetic diseases of obesity that is approved or authorized in the United States, European Union (EU) or Great Britain. We made IMCIVREE commercially available in the United States for patients 6 years and older with obesity due to proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency in early 2021, and we are working to achieve market access in several European countries in 2022. In addition to initial commercial efforts, we are preparing to bring IMCIVREE to additional populations in 2022 and beyond. We are advancing a broad clinical development program for setmelanotide in patients with additional rare genetic diseases of obesity in an effort to expand the approved indication to bring this potential therapy to approximately 100,000 to 200,000 patients in the United States and a similarly-sized rare patient population in Europe.

IMCIVREE was approved in November 2020 by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. The European Commission (EC) and Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA), in July and September 2021, respectively, granted marketing authorization to IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. These approvals were based on Phase 3 data demonstrating a statistically significant and clinically meaningful reduction of weight and hunger in patients 12 years old or older with severe obesity due to POMC, PCSK1 or LEPR deficiency. In addition to the United States and Europe/UK, we and our partners are seeking approval for IMCIVREE to treat patients with these genetic obesities in Israel, China, Hong Kong and Macau.

Additionally, we are seeking regulatory approvals in the United States and Europe for setmelanotide to treat obesity and control hunger in patients with Bardet-Biedl syndrome (BBS) or Alström syndrome. In November 2021, we announced the U.S. FDA has accepted for filing our supplemental New Drug Application (sNDA) for setmelanotide seeking to expand the approved label to include patients with BBS or Alström syndrome, granted us priority review for this sNDA and assigned a Prescription Drug User Fee Act (PDUFA) goal date of June 16, 2022. In October 2021, we announced that we submitted a Type II variation application to the European Medicines Agency (EMA) for setmelanotide for the treatment of obesity and control of hunger in adult and pediatric patients 6 years of age and older with BBS or Alström syndrome. These regulatory submissions are based on positive results from a pivotal Phase 3 clinical trial that met its primary and all key secondary endpoints and achieved clinically meaningful and statistically significant reductions in body weight and in hyperphagia associated with these syndromes. The submissions include a series of comprehensive individual patient narratives supporting the disease burden of BBS.  Our belief that setmelanotide, if approved, has the potential to offer the first therapeutic option for the early-onset, severe obesity and unrelenting hunger that characterize these syndromes.  Recently, we have decided to withdraw the Alström syndrome indication from the pending Type II variation application based on feedback from the EMA.

We also are advancing a broad clinical development program evaluating setmelanotide in several ongoing and planned clinical trials, and we are leveraging what we believe is the largest known DNA database focused on obesity - with approximately 45,000 sequencing samples as of December 31, 2021 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Having achieved proof-of-concept in our ongoing exploratory Phase 2 Basket Study evaluating setmelanotide in patients with severe obesity driven by variants in several different MC4R pathway associated genes, we expect to initiate in the first half of 2022, the pivotal Phase 3 EMANATE clinical trial, a randomized, double-blind, placebo-controlled trial to evaluate setmelanotide in five independent sub-studies in patients with obesity due to a heterozygous variant of the POMC/PCSK1 genes or LEPR gene, certain rare variants of the SRC1 gene or the SH2B1 gene, or the N221D variant in the PCSK1 gene. We also have initiated the Phase 2 DAYBREAK clinical trial designed to evaluate setmelanotide in patients who carry a confirmed variant in one or more of 31 additional genes with strong or very strong relevance to the MC4R pathway. Our broad clinical program evaluating setmelanotide in rare diseases of obesity also includes the ongoing exploratory Phase 2 Basket study, an ongoing Phase 2 study evaluating setmelanotide in patients with hypothalamic obesity, a Phase 3 study in pediatric patients with MC4R pathway deficiencies between the ages of 2 and 6 years old, and potential registration-enabling study with our once-weekly formulation of setmelanotide.

We are taking a simple, three-step approach in our clinical development programs that we expect will translate to the real-world practice of medicine for MC4R pathway-related obesities. First, we will identify patients with early-onset severe obesity (BMI>40 kg/m2 in adults or BMI≥ 95th percentile for age and gender for patients 6 to 16 years of age) and hyperphagia. Second, with genetic testing, we will seek to confirm that these patients have a variant in one of 36 genes (or more) related to the MC4R pathway. If these individuals test positive for such a genetic variant, they would be eligible for access to IMCIVREE or enrollment in a clinical trial evaluating setmelanotide. In clinical trials across several different genetic deficiencies, we have seen patients respond to this precision treatment with rapid weight loss of 5 % or more in 12 to 16 weeks. Based on our experience treating more than 100 patients in our Phase 2 and Phase 3 clinical studies, patients who achieve at least 5 % weight loss at approximately 12 to 16 weeks on setmelanotide therapy tend to achieve 10 % weight loss or more within a year, hence these patients demonstrate a robust clinically meaningful response to treatment.

Our sequencing-based epidemiology estimates show that each of these genetically-defined MC4R pathway deficiencies number in the rare or ultra-rare category, according to established definitions of rare disease patient populations. Our epidemiology estimates are approximately 5,000 for U.S. patients in initial indications, including obesity due to biallelic POMC, PCSK1 or LEPR deficiencies, and BBS and Alström syndrome. Based on internal sequencing data, we believe the established epidemiology estimates for BBS ultimately may prove to underestimate the number of people with this syndrome. The epidemiology estimates for the indications being studied in our Phase 3 EMANATE trial suggest that between 100,000 to 200,000 U.S. patients with one of these genetically driven obesities have the potential to respond to setmelanotide. Despite the combined potential addressable patient population likely being larger than rare populations of each individual genetic disorder, these patients face similar challenges as other patients with rare diseases, namely lack of awareness, resources, tests, tools and especially therapeutic options.

We are working to expand access to IMCIVREE globally, beginning with obesities from POMC, PCSK1 and LEPR deficiencies, as we advance towards regulatory approvals in BBS and potentially Alström syndrome and expand our clinical development programs. Our disease awareness and patient finding efforts are aligned with a singular focus on building a community of caregivers and healthcare providers focused on transforming the treatment of these diseases. We have multiple teams in the field in the United States and Europe engaging with physicians who treat patients with severe obesity. We continue to bring health care providers together with our Genetic Obesity Learning Development (GOLD) Academy, a series of U.S. based non-CME programs we sponsor, as well as additional educational and awareness events directed towards patients and their families and health care providers. And our sequencing efforts, now primarily focused on our Uncovering Rare Obesity™ (URO) sponsored genetic testing program, fuel MC4R pathway research, disease education and awareness and patient finding.

With approximately 140 employees in the United States and Europe as of January 31, 2022, a rapidly expanding network of key opinion leaders, and an increasing number of treated patients, we are focused on changing the paradigm for the treatment of rare genetic diseases of obesity. Our focused disease awareness and patient finding efforts fuel the key elements of our strategy, including:

●	Rapidly advance development of setmelanotide to reach as many patients as possible: We are focused on expanding access to setmelanotide in the United States, Europe, Great Britain and select other markets for our initial indications and preparing for a successful U.S. launch of setmelanotide for BBS and potentially Alström syndrome, pending FDA approval by the June 2022 PDUFA date. Additionally, we are executing on the clinical trials which, if successful, potentially will enable registration of setmelanotide in an expanding number of indications. With multiple Phase 2 and 3 trials, we anticipate bringing approximately 100 clinical trials sites in the United States, Europe, Middle East and China. Each of these trial sites will serve as a local hub for as many as five to 10 more hospitals and obesity clinics in our growing referral network, and we will focus awareness and communications efforts geographically to support genetic testing around trial sites in order to build these local referral networks to support trial recruitment and enrollment.
●	Ensure global access to IMCIVREE: We are actively pursuing a global strategy for our clinical development, commercial and community building programs. In 2021, we laid the foundation for an emerging global organization focused on North America and major markets in Europe. We have established initial partnerships in Asia and the Middle East, and we are actively exploring opportunities to provide setmelanotide to patients in South America.
●	Leverage genetic testing programs to support clinical trial enrollment and commercial launch activities: We are committed to expanding our obesity DNA database by expanding access and availability to genetic testing for individuals with early-onset, severe obesity and hyperphagia. Approximately 50% of patients with early-onset severe obesity test positive for a variant in one of 36 MC4R pathway genes which we are studying in our phase 2 and 3 trials. We will continue to expand our genetic testing effort focusing initially on clinical trial enrollment and early commercialization efforts. We expect to sequence approximately 10,000 to 20,000 additional individuals with obesity over the next few years with the goal to rapidly increase testing beyond those numbers in subsequent years.
●	Lifecyle Management: As we make IMCIVREE available in our initial indications and build out our clinical development programs, we also are focused on developing and bringing follow-on product candidates to market, including a weekly formulation of setmelanotide as well as an auto-injector, designed to be more convenient and patient-friendly. Additionally, we have initiated a clinical trial in pediatric patients from 2 years to younger than 6 years of age with obesity due to POMC, PCSK1 or LEPR deficiency, or BBS, as we know early-onset obesity manifests in this young age group. We also are exploring more selective and more potent MC4R agonists through preclinical development of our library of MC4R agonist candidates.

Our Product Pipeline

The following chart depicts key information regarding the development of setmelanotide, including the indications we are pursuing within MC4R pathway deficiencies and the current state of development:

Market Overview

Early-onset, Severe Obesity, Hyperphagia, and the MC4R Pathway

All obesity is not the same, and rare genetic diseases of obesity are distinct from general obesity. The hallmark characteristics of rare genetic diseases of obesity are early-onset, severe obesity and hyperphagia, a pathological, overwhelming, obsessive, and relentless hunger that drives a severe preoccupation with food and extreme food-seeking behaviors. Lifestyle interventions are not therapeutic in patients with rare genetic diseases of obesity, because they fail to address the underlying genetic impairment of central energy regulation.

Accordingly, the discovery that the MC4R pathway regulates both energy intake (hunger) and energy expenditure to balance food intake and caloric expenditure has made it an important target for therapeutics. In addition to obesity due to POMC, PCSK1 or LEPR deficiencies, recent advances in genetic studies have identified several diseases characterized at least in part with early-onset, severe obesity and hyperphagia that are the result of genetic variants affecting the MC4R pathway, including BBS, Alström syndrome, certain variants of the POMC, PCSK1, LEPR, SRC1 and SH2B1 genes, as well as MC4R deficiency obesity and deficiencies in upwards of 31 additional genes with strong or very strong relevance to the MC4R pathway. With a deeper understanding of this critical signaling pathway, we are taking a different approach to drug development by focusing on specific genetic variants affecting the MC4R pathway. We believe that this approach has the potential to provide dramatic improvements in obesity and hyperphagia by restoring lost function in the MC4R pathway.

Obesity Caused by Rare Genetic Variants Affecting the MC4R Pathway

The MC4R pathway, which has been the focus of extensive scientific investigation for many years, regulates hunger, caloric intake, and energy expenditure, which consequently affect body weight. The critical role of the MC4R pathway in weight regulation is supported by the observation that single gene variants at many points in this pathway result in early-onset, severe obesity.

The MC4R pathway is illustrated in the figure below. Under normal conditions, POMC neurons are activated by adiposity and satiety signals, including those resulting from the hormone leptin acting through the LEPR. POMC neurons produce a protein, which is processed by the PCSK1 enzyme, into melanocyte stimulating hormone, or MSH, the natural ligand, or activator of the MC4R. When upstream genetic variants disrupt this pathway, it can lead to insufficient MC4R activation and downstream signaling; the result of which is hyperphagia and severe obesity.

The figure below also illustrates some of the genes that are upstream of the MC4R and the potential effect variants in those genes may have on the activation of the MC4R, which regulates food intake and energy expenditure.

Setmelanotide Development Targets: Upstream Deficiencies Affecting the MC4R Pathway

AgRP, agouti-related protein; LEPR, leptin receptor; MC4R, melanocortin-4 receptor; MSH, melanocyte-stimulating hormone; ACTH, adrenocorticotropic hormone; PCSK1, proprotein convertase subtilisin/kexin-type 1; POMC, proopiomelanocortin; . Reference: Yazdi FT et al. PeerJ. 2015;3:e856.

We are focused on developing setmelanotide for genetic disorders that arise due to variants in this pathway that are upstream of the MC4R. With our expanding clinical development program, we are evaluating setmelanotide in Phase 2 and 3 trials for the treatment of obesity due to variants in one of 36 genes associated with the MC4R pathway. Setmelanotide has the potential to restore lost function in this pathway by activating the intact MC4R-expressing neuron downstream of the genetic impairment. In this way, we believe setmelanotide acts as restorative therapy, to restore lost signaling of the MC4R pathway.

Epidemiology Estimates of Rare Genetic Diseases of the MC4R Pathway

While obesity is epidemic in the United States and elsewhere, we are focused on rare genetic diseases of obesity, most often characterized by early-onset, severe obesity and hyperphagia. Of the tens of millions of individuals with obesity in the United States, the U.S. Center for Disease Control (CDC) estimates that there are approximately 5 million individuals whose severe obesity had early onset between the ages of 2 and 5 years old. The table below summarizes, using the estimations described below, the indications currently approved or under active clinical investigation.

Approved by the U.S. FDA and authorized by the EC and Great Britain’s MHRA[1]
Obesity due to biallelic POMC or PCSK1 deficiency	~100 – 500 U.S. patients
Obesity due to biallelic LEPR deficiency	~500 – 2,000 U.S. patients

Under review by U.S. FDA with PDUFA target date of June 16, 2022, and under review by EU EMA
Bardet-Biedl syndrome	~1,500 – 2,500 U.S. patients
Alström syndrome	~500 U.S. patients

Setmelanotide currently being evaluated in Phase 2 or Phase 3 trials
Heterozygous POMC or PCSK1 variants	~45,000 U.S. patients
Heterozygous LEPR variants	~25,000 U.S. patients
SRC1 variants	~20,000 U.S. patients
SH2B1 variants	~23,000 U.S. patients
PCSK1 N221D variant	~100,000 U.S. patients
MC4R variants	~10,000 U.S. patients*
Hypothalamic obesity	>4,500 U.S. patients**

1. Approved for use in patients six years of age and older.

These calculations rely on internal and proprietary sequencing data and current estimated responder rates to setmelanotide therapy, and they assume a U.S. population of 327 million, of which 1.7% have early-onset, severe obesity (Hales et al in JAMA – April 2018: Trends in Obesity and Severe Obesity Prevalence in US Youth and Adults by Sex and Age, 2007-2008 to 2015-2016); * Estimated prevalence of U.S. patients with rescuable variants of the MC4R; ** Internal Company estimate is based on reported incidence of hypothalamic obesity following craniophryngioma and long-term survival rates, Zacharia, et al., Neuro-Oncology 14(8):1070–1078, 2012. doi:10.1093/neuonc/nos142; and Muller, et al., Neuro-Oncology 17(7), 1029–1038, 2015 doi:10.1093/neuonc/nov044.

We believe that the patient populations in Europe are at least as large as those in the United States. While our sequencing data include patients from the United States and Europe, we do not have comparable epidemiological data from European countries and these estimates are therefore based solely on applying relative population percentages to the Rhythm-derived estimates described above.

Prevalence estimates for Bardet-Biedl syndrome vary markedly between populations, from 1 in 160,000 in northern European populations with higher prevalence rates in some additional regions throughout the world. Our estimate  is that the number of patients with BBS in the United States is between 1,500 to 2,500 people and that it is a slightly higher number in Europe. We believe the BBS community in EU member states and Great Britain is particularly well established and more advanced than in the United States, as we believe there are approximately 1,500 patients diagnosed and being cared for at academic centers in Europe. Additionally, our genetic sequencing data support our belief that these prevalence estimates may be lower than the actual disease prevalence.

For patients with genetic variants of the MC4R pathway, the rarity and the genetic pathophysiology of our target indications means that there is no comprehensive patient registry or other method of establishing with precision the actual number of patients. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. We recently updated our prevalence estimates in 2021 based on sequencing data from approximately 45,000 individuals with obesity, and rates of response to setmelanotide in our exploratory Phase 2 Basket study. Because the published epidemiology studies for these genetic deficiencies are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly under- or overestimate the addressable population. While our projected estimates of the aggregate total addressable population continues to expand with the addition of new genes, the addressable population faces the challenges of a rare disease population. The disease must be suspected by the physician, confirmed by genetic testing and then setmelanotide responsiveness confirmed by a 12-16 week trial with the product candidate.

Limitations of Current Therapies

Although drugs approved for general obesity potentially can be used in patients with obesity and MC4R pathway variants, all currently available products have limited efficacy and treat symptoms without addressing the underlying biology of MC4R impairment. For example, drugs which delay gastric emptying may cause a patient to feel full and eat less, but are also often associated with nausea and vomiting as a consequence of the delayed emptying. In the case of individuals with MC4R pathway variants, these therapies also do not specifically address the impaired signaling in this central energy regulating pathway. Similarly, bariatric surgery which has been shown to be quite effective in the general population with obesity, may be unsuccessful in patients with MC4R variants for the same reason.

IMCIVREE™ (setmelanotide)

IMCIVREE was approved in November 2020 by the U.S. FDA for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, and in July and September 2021, respectively, by the EC and Great Britain’s MHRA for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. These approvals were based on Phase 3 data demonstrating a statistically significant and clinically meaningful reductions in weight and hunger in patients 12 years old or older with severe obesity due to POMC, PCSK1 or LEPR deficiency. As an MC4 receptor agonist, IMCIVREE is designed to restore impaired MC4 receptor pathway activity arising due to genetic impairments upstream of the MC4 receptor.

IMCIVREE contains setmelanotide acetate, a melanocortin 4 receptor (MC4R) agonist. Setmelanotide is an 8 amino acid cyclic peptide analog of endogenous melanocortin peptide α-MSH. The chemical name for setmelanotide acetate is acetyl-L-arginyl-L-cysteinyl-D-alanyl-L-histidinyl-D-phenylalanyl-L-arginyl-L-tryptophanyl-L-cysteinamide cyclic (2→8)-disulfide acetate. Its molecular formula is C49H68N18O9S2 (anhydrous, free-base), and molecular mass is 1117.3 Daltons (anhydrous, free-base).

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

Obesity due to POMC, PCSK1 or LEPR deficiency are ultra-rare diseases caused by variants in POMC, PCSK1 or LEPR genes that impair the MC4 receptor pathway. People living with obesity due to POMC, PCSK1 or LEPR deficiency struggle with hyperphagia, an extreme, insatiable hunger, beginning at a young age and resulting in early-onset, severe obesity.

Obesity due to POMC or PCSK1 deficiency is caused by the loss of both genetic copies of either the gene for POMC or the gene for PCSK1. This results either in loss of POMC neuropeptide synthesis, in the case of biallelic (compound heterozygous and homozygous) deficiency in the POMC gene, or in disruption of the required processing of the POMC neuropeptide product to MSH by the PCSK1 enzyme, in the case of biallelic deficiency in the PCSK1 gene. The result of both of these biallelic genetic variants is deficiency of MSH to bind and activate MC4R, ultimately leading to the lack of stimulation of downstream MC4R neurons and causing severe, early-onset obesity and hyperphagia. POMC or PSCK1 biallelic deficiency may also be associated with other hormonal deficiencies, such as hypoadrenalism, as well as other characteristics of MSH deficiency such as red hair and fair skin.

POMC/PCSK1 deficiency is characterized by voracious infant feeding, rapid weight gain and severe obesity, often in early infancy, with patients demonstrating remarkable weight increases many standard deviations above the normal weight growth curves. These patients and their caregivers often attempt to stabilize body weight with the help of psychologists, nutritionists and pediatric endocrinologists, all without significant success, since none of these interventions addresses the underlying biology of the impact of the POMC/PSCK1 deficiency on the MC4R pathway.

Obesity due to LEPR deficiency is an ultra-rare genetic disease that causes hyperphagia and severe, early-onset obesity. Leptin’s role in obesity has been elucidated by characterization of people with severe obesity and biallelic mutations that impair the activity of leptin, including disruption of signaling at the LEPR, known as LEPR deficiency obesity. Under normal conditions, leptin is released from adipose (fat) tissue as a signal of the body’s energy reserves, and can activate POMC neurons and the downstream MC4R to signal for decreased energy intake and increased energy expenditure.  However, like other deficiencies upstream in the MC4R pathway, lack of signaling at LEPR results in loss of function in the MC4R pathway and loss of signaling of downstream MC4R expressing neurons, resulting in hyperphagia and early-onset severe obesity.

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

Efficacy analyses were conducted in 21 patients who had completed at least one year of treatment at the time of a pre-specified data cutoff. Of the 21 patients included in the efficacy analysis in both pivotal studies, 62% were adults and 38% were aged 16 years or younger. In Study 1, 50% of patients were female, 70% were White, and the median baseline BMI was 40.0 kg/m2 (range: 26.6-53.3). In Study 2, 73% of patients were female, 91% were White, and the median baseline BMI was 46.6 kg/ m2 (range: 35.8-64.6).

In the POMC/PCSK1 study, 80% of patients with obesity due to POMC or PCSK1 deficiency met the primary endpoint, achieving a ≥10% weight loss after one year of treatment with IMCIVREE. In the LEPR study, 46% of patients with obesity due to LEPR deficiency met the primary endpoint by achieving a ≥10% weight loss after 1 year of treatment with IMCIVREE.

Development of Setmelanotide for Additional Indications

Bardet-Biedl and Alström syndromes

Bardet-Biedl syndrome (BBS) is a life-threatening, ultra-rare orphan disease. BBS is a disease that causes hyperphagia and severe obesity beginning in early childhood, as well as vision loss, polydactyly, kidney abnormalities, and other signs and symptoms. For patients with BBS, hyperphagia and obesity can have significant health consequences. BBS is part of a class of disorders called ciliopathies, or disorders associated with the impairment of cilia function in cells. Cilia are hair-like cellular projections that play a fundamental role in the regulation of several biological processes, including satiety signaling. Cilia dysfunction in the hypothalamus, including in the MC4R pathway, is thought to contribute to hyperphagia and obesity in BBS. BBS is a genetically heterogeneous disease that is caused by as many as 21 separate Bardet-Biedl loci variants that result in a similar syndrome of clinical manifestations. Recent scientific studies identify deficiencies affecting the MC4R pathway as a potential cause of the hyperphagia and obesity associated with BBS, and demonstrate that an MC4R agonist can directly impact these symptoms. Currently there are no approved or effective therapies for BBS.

Alström syndrome is a life-threatening, ultra-rare orphan disease. It is a monogenic disorder that causes hyperphagia and obesity beginning in early childhood, as well as progressive vision loss, deafness, cardiomegaly, insulin resistance and other signs and symptoms. Variable features include short stature, cardiomyopathy, and progressive lung, liver, and kidney dysfunction. Symptoms of Alström syndrome first appear in infancy, and progressive development of multi-organ pathology leads to a reduced life expectancy, with survival rare beyond the age of 50. Alström syndrome shares many clinical features with BBS, including hyperphagia and obesity, and is also characterized by progressive vision loss, deafness, congestive heart failure, hyperinsulinemia and type 2 diabetes mellitus. Similarly, Alström syndrome is a ciliopathy caused by mutations in the ALMS1 gene, which has also been shown to be important for cilia function. Like BBS, recent scientific studies identify genetic deficiencies affecting the MC4R signaling pathway as a potential cause of the hyperphagia and obesity associated with Alström syndrome. While Alström syndrome is less well studied than BBS, the similar pathophysiology of cilia dysfunction and clinical presentation support our belief that deficiencies in the MC4R pathway are implicated in the hyperphagia and obesity observed in Alström syndrome. Therefore, we hypothesize that setmelanotide treatment can be applied to treat Alström syndrome.

In September 2021, we submitted an sNDA to the FDA for setmelanotide for the treatment of obesity and control of hunger in adult and pediatric patients 6 years of age and older with BBS or Alström syndrome, and in October 2021, we submitted a Type II variation application to the EMA for the same indications and patient populations. These submissions were based on based on data from our pivotal Phase 3 clinical trial of setmelanotide in patients with BBS or Alström syndrome. As we first reported in December 2020, the trial met its primary endpoint and all key secondary endpoints, with statistically significant and clinically meaningful reductions in weight and hunger at 52 weeks on therapy. All patients who met the primary endpoint, defined as at least 10 % weight loss, had BBS and none had Alström syndrome. However, data from this Phase 3 trial are supported by results from the Phase 2 trial, which suggested that treatment with setmelanotide may result in decreased weight and hunger in patients with Alström syndrome. In addition, data from a predefined exploratory endpoint showed that in patients with BBS or Alström syndrome who were younger than 18 years old and likely still growing in height, setmelanotide treatment was associated with clinically meaningful reductions in BMI Z scores. The BMI Z score, or BMI standard deviation score, represents the number of standard deviations from median BMI by child’s age and sex, and represents a unit of measure that accounts for height as well as weight in growing children and adolescents. Based on our discussion with the FDA and the EMA, we believe the decision or decisions to approve and/or authorize setmelanotide for BBS and Alström would be made independently, and recently we have decided to withdraw the Alström syndrome indication from the pending Type II variation application based on feedback from the EMA. In November 2021, we announced that the FDA accepted for filing our sNDA with Priority Review and assigned a PDUFA goal date of June 16, 2022 for our sNDA.

Based on the data included in our regulatory applications, we believe setmelanotide has the potential to address the early-onset, severe obesity and hyperphagia that characterize these diseases. In addition to the topline data reported from our Phase 3 trial of setmelanotide in patients with BBS or Alström syndrome, we have also presented several poster and oral presentations featuring the topline data from the pivotal cohort as well as additional updated data also including the supplemental cohort at medical meetings during 2021. Our pivotal, Phase 3 trial that combined both BBS and Alström syndrome was a multinational, open-label, single-arm study consisting of 52 weeks of treatment with setmelanotide. Participants were blinded and randomized for the first 14 weeks of the trial to receive either placebo or setmelanotide therapy. Those participants who began the trial on setmelanotide continued therapy for a total of 52 weeks, while those on placebo went on to receive 52 weeks of setmelanotide therapy after completion of the 14-week placebo period. All patients had obesity, defined as BMI equal to or greater than 30 kg/m2 for patients aged 16 years or older or weight greater than 97th percentile for age and sex on growth chart assessment for patients 6 to 15 years of age. The primary endpoint was the proportion of participants (aged 12 years or older) who achieved at least 10 % reduction in body weight from baseline after 52 weeks of setmelanotide treatment. Key secondary endpoints further assessed changes in body weight and hunger, and daily maximal hunger score was based on participant responses to scoring their “most” hunger during the day using a numerical rating scale ranging from 0 to 10, where 0 is not hungry at all and 10 is the hungriest possible. Recognizing that adolescents normally gain height and weight, an analysis was performed to assess changes in BMI Z scores in participants with BBS who were younger than 18. This trial enrolled 38 participants, of which 32 were confirmed to have BBS and 6 were confirmed to have Alström syndrome. Five study participants who were under 12 years old and two participants who were equal to or more than 12 years old and who discontinued before receiving active therapy were not included in the primary analysis.

In this Phase 3 trial in participants with BBS or Alström syndrome, setmelanotide was associated with significant and clinically meaningful reductions in body weight and hunger, with outcomes driven by responses in individuals with

BBS. Overall, this study met its primary and key secondary efficacy endpoints demonstrating that approximately 52 weeks of treatment with setmelanotide produced:

●	A statistically significant proportion of patients who achieved at least 10% reduction in body weight over approximately 52 weeks of treatment;

●	Statistically significant and clinically meaningful reductions in mean body weight over approximately 52 weeks of treatment;

●	Statistically significant and clinically meaningful reductions in the mean weekly average of the Daily Hunger Questionnaire over approximately 52 weeks of treatment, whether analyzed by most/worst score over 24 hours, average score over 24 hours, or morning hunger score; and

●	A statistically significant proportion of patients who achieved an equal to or greater than 25% improvement in the weekly average of the Daily Hunger score over approximately 52 weeks, whether analyzed by most/worst score over 24 hours, average score over 24 hours, or morning hunger score.

In the primary analysis, a total of 28 patients who had BBS were older than 12 years, 15 were adults and 13 were adolescents between the ages of 12 and 18. As presented at The Endocrine Society Annual Meeting in March 2021, data after approximately 52 weeks of treatment with setmelanotide demonstrated:

●	Of the 15 adult patients with BBS:

o	there was a -9.1% mean percentage change from baseline in BMI;
o	46.7%, or seven adults, achieved at least 10% weight reduction from baseline; and
o	60%, or nine adults, achieved at least 5% weight reduction from baseline;

●	Of the 14 patients who were younger than 18 years old:

o	there was a -9.5% mean percentage change from baseline in BMI;
o	85.7%, or 12 adolescents, had a reduction from baseline in BMI Z of greater than 0.2; and
o	there was a -0.75 point mean change from baseline in BMI Z score.

We also presented the 14-week, placebo-controlled data from this trial at the 59th Annual European Society for Paediatric Endocrinology (ESPE) Meeting in September 2021. Patients with BBS treated with setmelanotide achieved an average BMI reduction of −1.5 kg/m2 (or a decrease of 3.8%) at Week 14 compared with patients on placebo who had negligible change from baseline (P<0.05). Treatment with setmelanotide during that 14-week period also significantly reduced the Daily Hunger Questionnaire’s Most/Worst Hunger score compared to placebo in patients in the pivotal cohort aged 12 years or older, with directionally consistent results observed when the analysis was repeated using all patients (from the pivotal and supplemental cohorts).

In November 2021, we presented the first-ever data on the health-related quality of life (HRQOL) and experience of patients with BBS at The Obesity Society’s ObesityWeek®. This research was conducted as a post-hoc analysis of data from our Phase 3 study, using the self-reported Pediatric Quality of Life Inventory (PedsQL) or the Impact of Weight on Quality of Life Questionnaire-Lite (IWQOL-Lite), both of which are 100-point scales, with zero being the worst and 100 being the best. Key findings include:

●	85% of patients reported clinically meaningful improvements in their HRQOL status after one year of setmelanotide therapy, or preserved their non-impaired HRQOL status;

●	In adult patients, changes in their IWQOL score were clinically meaningful with a mean increase of 12 points after one year on setmelanotide therapy from 74.9 at baseline;

●	In pediatric patients, changes in their PedsQL score were clinically meaningful with a mean increase of 11.2 after one year on setmelanotide therapy from 67.2 at baseline;

●	For the subset of patients without cognitive impairment, clinically meaningful improvements in outcomes such as body mass index and hunger mirrored their improvements in HRQOL;

●	HRQOL improvements were sustained over the 52-week trial period.

On February 16, 2022, we announced positive interim data from our long-term extension study evaluating setmelanotide in patients with BBS. Of the patients enrolled in our long-term extension trial, 19 individuals with BBS had reached 24 months on therapy. As of a data cutoff date of October 29, 2021:

•The mean percent reduction in BMI from pivotal trial baseline was -14.3% (n=19);

•The mean percent reduction in body weight from pivotal trial baseline among patients 18 years of age or older was -14.9% (n=6);

•The mean reduction in BMI Z score from pivotal trial baseline among patients younger than 18 was -0.72 (n=12). For one patient who was 17 years old when enrolled and at baseline in the pivotal trial, BMI Z score could not be calculated as this patient was 20 years old at 24 months on therapy.

Overall, 34 patients with BBS transitioned from our phase 3 pivotal trial into our long-term extension study. We anticipate reporting updated data from this trial at a medical meeting in the spring of 2022. Consistent with prior clinical observations, setmelanotide was generally well-tolerated in the long-term extension study and no new safety signals were observed.

We studied patients with Alström syndrome and severe obesity in two clinical trials, our exploratory Phase 2 Basket study and our pivotal Phase 3 study in conjunction with BBS. As stated above, our Phase 3 study included three patients with Alström syndrome in the primary analysis and none of them met the primary endpoint of equal to or greater than 10 % weight loss. However, there were signals of potential efficacy in some patients, and based on those signals and data from the Phase 2 Basket study, we believe setmelanotide has the potential to address the unmet medical need in patients with Alström syndrome, hyperphagia and severe obesity.

A total of 12 patients with Alström syndrome entered these trials, with eight of them having been exposed to setmelanotide for at least 26 weeks, and overall patients had setmelanotide exposure up to 79 weeks. As the majority (67%) of patients were less than 18 years of age and still growing in height, we believe changes in BMI Z scores are a more appropriate measure of setmelanotide’s potential effects than change in body weight. Reductions in BMI Z scores were observed in 5 of the 6 patients (or 83%) under the age of 18 years who had at least 26 weeks of exposure to setmelanotide, with robust clinically meaningful reductions greater than 0.3 points observed in 3 of these patients. Clinically meaningful reductions in body weight (equal to or greater than 5%) were observed in 2 of the 8 (or 25%) patients with Alström syndrome with at least 26 weeks on setmelanotide, with one 12-year-old patient losing more than 20% of initial body weight at baseline. With respect to hunger, 4 of the 6 (or 66.7%) patients with evaluable data demonstrated clinically meaningful reductions of 1 to 2 points in hunger, as measured by the most/worst hunger question of the Daily Hunger Questionnaire. Five of the eight patients with Alström syndrome treated for at least 26 weeks decided to continue treatment with setmelanotide in our ongoing extension study.

In addition to positive results from our pivotal Phase 3 clinical trial, we included in our regulatory submissions a series of comprehensive individual patient narratives supporting our belief that setmelanotide, has the potential to address the hyperphagia and early-onset, severe obesity that characterize these syndromes.

Additional MC4R Pathway Genetic Variants

With significant advances in gene sequencing and analysis, we have deepened our understanding of the relationship between genetics and severe obesity. We also are advancing a broad clinical development program evaluating setmelanotide in several ongoing and planned clinical trials, and we are leveraging the largest known DNA database focused on obesity - with approximately 45,000 sequencing samples as of December 2021 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. There remains a significant unmet need with no effective therapeutic options for patients with these rare genetic diseases of obesity, and we believe setmelanotide has the potential to address the hyperphagia and severe obesity associated with these rare genetic diseases.

Having achieved proof-of-concept in our ongoing exploratory Phase 2 Basket Study evaluating setmelanotide in patients with severe obesity driven by variants in several different MC4R pathway associated genes, we expect to initiate in the first half of 2022, the pivotal Phase 3 EMANATE clinical trial to evaluate setmelanotide in five independent sub-studies in patients with variants in one of five specific genes within the MC4R pathway. In addition to EMANATE, we also initiated the Phase 2 DAYBREAK clinical trial to evaluate setmelanotide in patients who carry a confirmed variant in one or more of 31 genes with strong or very strong relevance to the MC4R pathway. Additionally, in our ongoing exploratory Phase 2 Basket Study, we are evaluating setmelanotide in patients with obesity arising due to heterozygote loss of function mutations in the MC4R gene itself. We also have a separate trial evaluating setmelanotide in patients with hypothalamic obesity, or HO, a severe obesity that arises after injury to the hypothalamus (such as from a tumor or the treatment of a tumor in this location). We anticipate reporting data from both of these Phase 2 studies in the first half of 2022.

Phase 3 EMANATE Trial

In the first half of 2022, we expect to initiate our pivotal Phase 3 EMANATE clinical trial, a randomized, double-blind, placebo-controlled trial, designed to evaluate setmelanotide in five independent sub-studies in patients with obesity due to: a heterozygous variant of the POMC/PCSK1 genes or LEPR gene, certain variants of the SRC1 gene or the SH2B1 gene, or PCSK1 N221D deletions within the MC4R pathway. The epidemiology estimates for the indications being studied in our Phase 3 EMANATE trial suggest that between 100,000 to 200,000 U.S. patients with one of these genetic deficiencies have the potential to respond to setmelanotide.

POMC, PCSK1 and LEPR are core genes of the MC4R pathway. Heterozygous variants in POMC, PCSK1 and LEPR have been associated with clinical obesity that may be due to a MC4R pathway dysfunction. Obesity due to rare variants in the SRC1 gene is an autosomal dominant disorder that is characterized by early-onset severe obesity and hyperphagia, as SRC1 variants found in individuals with severe obesity significantly impaired leptin-induced POMC expression (Yang et al 2019, Nat Comm. 10, Article 1718).  Specifically, SRC1 is a transcriptional coactivator that has links to both the leptin receptor and to POMC. When the leptin receptor is activated, SRC1 is activated through a cascade of events that then drives the expression of POMC. Individuals who have heterozygous loss-of-function variants in their SRC1 genes can have insufficient leptin receptor activation of the MC4R pathway as a result of decreased POMC expression. This decreases the amount of available MSH to activate the MC4R, consequently resulting in hyperphagia and obesity in these individuals. Obesity due to variants in the SHWB1 gene is a rare genetic disease that is characterized by early-onset severe obesity, hyperphagia, hyperinsulinemia, and reduced final height. SH2B1 variants can arise through either DNA variants in the SH2B1 gene or through chromosomal deletions (chromosome 16) that encompass the SH2B1 gene. In both cases, dysfunction/loss of only one copy of the SH2B1 gene is sufficient to give rise to obesity and hyperphagia. The SH2B1 protein has been shown to have direct links to the MC4R-pathway. Specifically, SH2B1 is an adapter protein that amplifies the signal coming through the leptin receptor. In individuals who carry heterozygote loss of function mutations in SH2B1 or a chromosomal deletion that remove the SH2B1 from the chromosome, individuals may have insufficient leptin receptor activity activation of their MC4R pathway. This gives rise to a well-documented form of severe early-onset obesity and hyperphagia.

Proof of concept achieved in exploratory Phase 2 Basket Study

In January 2021, we announced proof-of-concept data from our exploratory Phase 2 Basket Study in multiple patient cohorts of patients with severe obesity due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (PPL HET obesity), as well as the SRC1 and SH2B1 genes. We provided subsequently furnished updated data in multiple presentations at medical meetings throughout 2021. The ongoing Phase 2 Basket Study is an open label study designed to evaluate setmelanotide in patients with obesity defined as Body Mass Index (BMI) ≥ 30 kg/m2 for patients 16 years of age or older or BMI≥ 95th percentile for age and gender for patients between 6 and 16 years old. Patients were stratified by cohort according to their genetic variant. The primary endpoint of the study is the percent of patients in each subgroup showing at least a 5% loss of body weight over three months (“clinical responders”).

PPL HET Obesity (POMC, LEPR, PCSK1) highlights included:

●	Overall, 12 of 35 patients (34.3%) achieved the primary endpoint. This full analysis includes six patients who withdrew early;

●	Mean reduction from baseline in body weight over three months across all 35 patients was -3.7%, which includes both clinical responders and non-responders; and

●	Among the 12 patients who achieved the primary endpoint (responder group), the mean reduction from baseline in body weight over three months was -10.1%.

In our analyses, we are applying variant classification guidelines from the American College of Medical Genetics, or ACMG (as described in Richards, et al., 2015), to patient cohort stratification. Specific variants of the POMC, LEPR, PCSK1, SRC1 or SH2B1 gene may be classified based on published data as being pathogenic, likely pathogenic, likely benign or benign, or classified as a variant of unknown significance or VOUS. As genetics of obesity remains an emerging field, the vast majority of variants in genes associated with the MC4R pathway are classified as VOUS. Our hypothesis was that patients with genetic variants that indicate a higher degree of pathogenicity would be more likely to have impaired pathway signaling and therefore more likely to respond to setmelanotide. In addition, we decided to study a cohort of patients with an N221D variant of the PCSK1 gene. This is a common variant which has been associated with obesity in scientific and medical literature.

●	Patients with PPL HET obesity were stratified into three pre-specified cohorts by classification of their genetic variants according to ACMG guidelines;

●	Four of eight patients (50.0%) with a pathogenic or likely pathogenic variant achieved greater than 5% weight loss over three months;

●	Four of eight patients (50.0%) with the N221D variant of the PCSK1 gene achieved greater than 5% weight loss over three months; and

●	Four of 19 patients (21.1%) with a variant of unknown significance (VUS) achieved greater than 5% weight loss over three months.

In September 2021, we presented updated interim data from the SRC1 and SH2B1 cohorts at the at the 59th Annual European Society for Paediatric Endocrinology (ESPE) Meeting. The data presented were based on an interim analysis of patients who completed 12 weeks of therapy. These presentations included analyses that showed setmelanotide achieved clinically meaningful weight loss or BMI Z reduction in 30% (9 of 30) of study participants with obesity due to variants of the SRC1 gene and clinically meaningful weight loss or BMI Z reduction in 43% (15 of 35) of study participants with obesity due to variants of the SH2B1 gene, including 16p11.2 chromosomal deletions.

Specifically in the SRC1 cohort, a total of 30 patients with obesity and deficiency in the SRC1 gene were enrolled in the full analysis set of this study. These patients had a mean BMI of 45.4 kg/m2 or BMI Z of 3.0 at baseline. Highlights of these data, as of a cut-off date of March 16, 2021, include:

●	Nine of 30 (or 30%) of patients achieved a clinically meaningful response to setmelanotide at three months, as defined by weight loss of 5% or greater from baseline, or for patients under 18 years old, a reduction of at least 0.15 in BMI Z score:

o	In adult patients 18 years or older, six of 20 (or 30%) achieved 5% or greater weight loss at three months;

o	In patients younger than 18 years, three of 10 (or 30%) achieved a BMI Z reduction of 0.15% or more at three months.

●	Across all enrolled patients, the mean overall weight loss from baseline to three months among patients 18 years and older (a sample of 20) was -4.0% (a standard deviation of 3.3%), and the mean overall BMI Z score reduction from baseline to three months among patients younger than 18 years (n=10) was -0.21 (a standard deviation of 0.23).

In addition, these interim data showed a clear separation between patients who responded to setmelanotide treatment at three months and those who did not:

●	The mean body weight reduction for adult patients who responded (n= 6) was 7.9% (90% confidence interval (CI), −9.7 to −6.0), as compared to 2.3% (90% CI, −3.2 to −1.4) for adult patients who did not respond (a sample of 14);

●	The mean BMI Z reduction for patients younger than 18 years who responded (n= 3) was 0.48 (90% CI, −0.95 to −0.01), as compared to 0.09 (90% CI, −0.11 to −0.07) for those who did not respond (n= 7).

In the SH2B1 cohort, a total of 35 patients with obesity and 16p11.2 deletions that include the SH2B1 gene or deficiency in the SH2B1 gene were enrolled in the full analysis set of this study. These patients had a mean BMI of 47.2 kg/m2 or BMI Z of 3.6 at baseline. Highlights of these interim data, as of a cut-off date of March 16, 2021, include:

●	Fifteen of 35 (or 42.9%) of patients achieved a clinically meaningful response to setmelanotide at three months, as defined by weight loss of 5% or greater from baseline, or for patients under 18 years old, a reduction of at least 0.15 in BMI Z score:

o	In patients 18 or older, eight of 22 (or 36.4%) achieved 5% or greater weight loss at three months;
o	In patients younger than 18 years, seven of 13 (or 53.8%) achieved a BMI Z reduction of 0.15% or more at three months.

Across all enrolled patients, the mean overall weight loss from baseline to three months among patients 18 years and older (n= 22) was -3.1% (a standard deviation of 3.9%), and the mean overall BMI Z score reduction from baseline to three months among patients younger than 18 years (n= 13) was -0.15 (a standard deviation of 0.13). In addition, the interim data showed a clear separation between patients who responded to setmelanotide treatment at three months and those who did not:

●	The mean body weight reduction for adult patients who responded (n= 8) was 7.2% (90% CI, −8.6 to −5.8), as compared to 0.8% (90% CI, −1.9 to 0.3) for adult patients who did not respond (n= 14);

●	The mean BMI Z reduction for patients younger than 18 years who responded (n= 7) was 0.25 (90% CI, −0.29 to −0.21), as compared to 0.03 (90% CI, −0.08 to 0.02) patients younger than 18 years who did not respond (n= 7).

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

MC4 Receptor Deficiency Obesity

In the first half of 2022, we anticipate reporting interim data from ongoing exploratory Phase 2 Basket Study from a cohort of patients with MC4R deficiency obesity arising due to heterozygote loss of function mutations in the MC4 receptor gene itself. This is one of the most well-known and prevalent forms of monogenic early-onset severe obesity.

Based on a comprehensive ongoing biochemical screening study, we believe setmelanotide may have the potential to address MC4R loss of function in a defined subset of this broader population, specifically individuals who carry MC4R loss of function variants that we believe can be rescued by setmelanotide (e.g. may not responsive to the endogenous ligand MSH, but would otherwise respond normally to setmelanotide).

Hypothalamic Obesity

Hypothalamic obesity, or HO, is a severe obesity that arises from mechanical hypothalamic injury. Lesions of the hypothalamus can derive from various types of tumors (e.g., craniopharyngiomas, gliomas, pituitary adenomas, hamartomas) or may be caused by surgeries and/or radiotherapies for the treatment of these same tumor types. These hypothalamic lesions, whether caused by the tumor itself and/or the treatment of the tumor, can disrupt the MC4R pathway. Moreover, patients with HO display high degree of hyperleptinemia and hyperinsulinemia. Alpha-melanocortin stimulating hormone (MSH) can be detectable in blood, and its levels can change depending on different energy states; however, in patients with craniopharyngioma or post-surgical treatment for it, α-MSH levels are significantly reduced. Reduced serum α-MSH levels may suggest melanocortin pathway deficiency, which might explain obesity in these patients.

As of February 1, 2022, we have completed enrollment in our Phase 2, multi-center, open-label, proof-of-concept study designed to assess the effect of setmelanotide over 16 weeks on weight-related assessments in patients aged 6 to 28 years who are affected by HO. We enrolled more than 15 subjects across 3-5 clinical sites in the United States. The primary endpoint is the percentage of subjects aged >12 years with ≥5 % body weight loss from baseline to week 16, compared to a historic control of <5 % in this subject population. All enrolled patients will have obesity, defined as a BMI ≥35 kg/m2 for subjects ≥16 years of age or BMI ≥99th percentile for age and gender for subjects 6 to <16 years of age based on the U.S. Centers for Disease Control and Prevention criteria.

We anticipate announcing results from a preliminary data analysis from this trial in the first half of 2022.

Weekly Formulation of Setmelanotide

In collaboration with Camurus AB, or Camurus, we have developed a once-weekly, long-acting formulation of setmelanotide using FluidCrystal® technology. When injected subcutaneously, aqueous body fluid may be absorbed by the excipient lipid phase, which may then form a gel-like depot consisting of liquid crystals formed in situ leading to slow diffusion of setmelanotide from the depot. We believe that this formulation may be more convenient and less burdensome for patients and their families.

In October 2021, we presented full data from our trial that evaluated the weekly formulation of setmelanotide in patients with obesity at the Obesity Medicine Association’s (OMA) Overcoming Obesity 2021 Conference. The data showed that otherwise healthy people with obesity treated with the weekly formulation of setmelanotide (QW) achieved comparable weight loss to those treated with the daily formulation, and that both weekly and daily formulations of setmelanotide (QD) were observed to be generally well tolerated. A total of 82 individuals aged 18 to 55 years with body mass index (BMI) ≥35 kg/m2 were included in the data analysis. Based on the data from the study, we concluded the safety profile of QW setmelanotide was similar to that of the QD formulation; in healthy volunteers, peak and trough QW setmelanotide concentrations were generally consistent with the concentrations of the QD formulation; and weight and hunger change at Week 12 was comparable between QW and QD setmelanotide. Notably, the weight and hunger score changes in otherwise healthy individuals with obesity receiving both formulations were lower than those reported separately in patients with rare genetic diseases of obesity associated with an impaired MC4R pathway who received setmelanotide. Additionally, pharmacokinetic, or PK, analyses showed similar trough drug concentrations for the daily and weekly formulations over the duration of therapy. The weekly formulation of setmelanotide demonstrated a consistent 24-hour PK range and was detected steadily over one week, with a trough concentration consistent with the trough concentration of the daily formulation.

Weekly setmelanotide administration was generally well tolerated, with no serious TEAEs, and the safety results were similar to the daily administration and consistent with prior clinical experience. The most commonly reported TEAEs, rates of which were generally similar between individuals treated with the weekly and daily formulations, included injection site reaction, hyperpigmentation, nausea, headache and vomiting. Of the 249 reported injection site reactions, 247 (≥99%) were classified as mild.

In December 2021, we initiated a Phase 3 trial to evaluate the weekly formulation of setmelanotide in patients with rare genetic diseases of obesity. The weekly switch trial is a randomized, double-blind switch trial in patients with obesity due to biallelic or heterozygous POMC, PCSK1 or LEPR deficiency or a clinical diagnosis of BBS with genetic confirmation, who were previously enrolled in our long-term, open-label extension trial. We expect to enroll 30 patients, randomized 1:1 to receive once-weekly setmelanotide and once-daily placebo, or once-daily setmelanotide and once-weekly placebo for 13 weeks. Following the 13-week randomized treatment period, patients will crossover to an open-label, 13-week study in which all patients will receive once-weekly setmelanotide. The primary efficacy endpoint is a responder analysis, based on the proportion of patients with no weight gain defined as a change of 5 % or less from baseline to week 13.

In addition, we plan to initiate a second trial to evaluate the weekly formulation of setmelanotide in the second half of 2022. This de novo trial will be a randomized, double-blind Phase 3 clinical trial in patients with BBS who live outside the United States. We expect to enroll 40 patients, randomized 1:1 to receive 30 mg of setmelanotide or placebo once weekly for 18 weeks. Following the 18-week treatment period, patients will continue on treatment, or crossover from placebo to active therapy, for an additional 14 weeks. The primary efficacy endpoint is the mean change from baseline in body weight after approximately 18 weeks of once weekly dosing.

Safety and Tolerability Results

Historically, clinical data with other MC4R therapies suggested that MC4R-mediated side effects may include changes in blood pressure and heart rate, increased erections in males, changes in libido and sexual function in females, and nausea and vomiting. As a result, primarily due to concerns about blood pressure and heart rate changes, we are not aware of any other MC4R agonists are currently in the clinic for the treatment of obesity and/or hyperphagia. It is noteworthy that the pattern of effects differed among each of the other MC4R therapies, underscoring the complex physiology of MC4R. With setmelanotide, there has been little, if any, evidence of blood pressure or heart rate changes, preliminarily supporting an important differentiation of setmelanotide from previous MC4R therapies. Monitoring for blood pressure and heart rate changes, as well as other potential adverse events, or AEs, is included in all setmelanotide clinical trials.

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

We also noted darkening of skin and skin lesions, such as moles and freckles, in approximately half of the patients who received setmelanotide. This was likely caused by activation of the closely related MC1 receptor, the receptor that mediates skin darkening in response to sun exposure. This was observed generally after one to two weeks of treatment, most often plateaued by two to four weeks of treatment, and like sun-related tanning, generally returned to baseline after cessation of exposure.

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

IMCIVREE is approved in the United States and authorized in the EU and Great Britain for patients 6 years of age and older. Rare genetic diseases of obesity often present early in life, and we have identified children with genetic obesity under 6 years of age who we believe may potentially benefit from treatment with setmelanotide. In the first quarter of 2022, we announced initiation of the Phase 3 trial evaluating daily setmelanotide in pediatric patients who are between the ages of 2 and 6 years old.  The trial is a multi-center, one-year, open-label Phase 3 trial in pediatric patients with obesity due to biallelic POMC, PCSK1 or LEPR deficiency or a clinical diagnosis of BBS with genetic confirmation. The primary efficacy endpoint is a responder analysis, based on the proportion of patients who experience a decrease from baseline over one year in BMI Z of ≥0.2. In addition, we have initiated discussions with the EMA to modify our EMA-approved Pediatric Investigation Plan (PIP) to be consistent with our plans for the treatment of these younger patients. We expect to meet all our PIP requirements by 2024.

We have initiated a program to identify next generation MC4R agonists based on the setmelanotide chemical space that we believe will have the potential to avoid cardiovascular AEs and MC1R activation, the latter of which results in hyperpigmentation. This program is expected to result in a clinical development candidate that will be an  MC4R agonist matching setmelanotide’s cardiovascular safety but without the potential to cause hyperpigmentation. We expect to identify a lead compound from this program for preclinical development in 2022.

Genetic Sequencing and Patient Finding

We continue to expand our sequencing efforts in individuals living with early-onset, severe obesity to support research, patient finding and community building efforts in order to better understand rare genetic diseases of obesity. Our obesity DNA database contains sequencing samples from approximately 45,000 individuals, and we are using these data to support research, patient finding and community building while forging a better understanding of rare genetic diseases of obesity. Our sequencing data has come from four distinct sources in recent years: the Genetic Obesity ID | Genotyping Study, a global network of collaborations with obesity researchers with individual sample collections, institutional biobanks and Uncovering Rare Obesity or URO. By bringing additional awareness to these rare genetic diseases of obesity, our sequencing efforts have the potential to help foster patient communities and drive medical action in these populations.

Uncovering Rare Obesity

Moving forward, we expect that Uncovering Rare Obesity, or URO, our free genetic testing program designed to help determine if individuals have an underlying genetic cause of their severe obesity, will become the primary driver of how we collect sequencing samples and identify patients. As severe obesity is epidemic in the United States, we are focused on identifying people with early-onset obesity that may be caused by certain rare genetic variants. As part of these efforts, we have launched Uncovering Rare Obesity in order to increase access to genetic testing. As of December 31, 2021, 2,758 United States health care providers have requested 28,171 Uncovering Rare Obesity kits, and 13,029 sequencing tests have been ordered and patient samples collected.

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

Our partner Prevention Genetics, a Clinical Laboratory Improvement Amendments-College of American Pathologists of CLIA/CAP-certified independent laboratory, conducts the genetic testing for Uncovering Rare Obesity. This program covers the cost of the test and excludes office visit, copay, sample collection, and any other related costs to a participant. In addition, as part of the program, licensed genetic counselors from PWN Health, a leading provider of professional guidance for diagnostic and genetic testing, are available to advise participating individuals.

Commercial Efforts for IMCIVREE

We are focused on making IMCIVREE available globally. In the United States, we have executed on our strategy of making IMCIVREE commercially available to patients with obesity due to POMC, PCSK1 or LEPR deficiency, and we are building out the infrastructure and teams in preparation for a commercial launch for patients with BBS and potentially Alstrom syndrome, if our sNDA is approved by FDA. We expect IMCIVREE will be commercially available in the key European markets, UK and Israel in 2022. Although the total number of patients potentially addressable by setmelanotide may not be so rare, individually populations with each of these MC4R pathway-related genetic variants are rare and affected patients face many of the same challenges as any classically rare patient population. There is little or no awareness about these rare genetic diseases of obesity, and the patients suffering from them are lost in the health care system, with limited educational resources and no effective treatments for their condition. All our efforts and services described above are designed to address the challenges of rare diseases and lay the groundwork for potential future launches, with a focus on scalability.

We are working with the broader community of physicians, patients and families to improve the path to an accurate diagnosis as we support disease education through our medical and commercial team efforts. Additionally, we have patient support programs in place to provide support to patients, including genetic counseling, reimbursement support inclusive of co-pay and patient assistance programs, and IMCIVREE injection training.

The ongoing efforts outlined to support the POMC, PCSK1 and LEPR launch lay the foundation for future commercialization efforts, including potential for BBS and Alström if setmelanotide is ultimately approved in these indications. All disease education efforts supporting awareness of rare genetic diseases of obesity and testing will also uncover BBS and Alström patients. In addition, compared to POMC, PCSK1 and LEPR, BBS and Alström syndrome are syndromic diseases where patients suffer from multiple symptoms beyond early-onset obesity and hyperphagia. This allows for a tailored approach to disease education efforts to differentiate individuals with BBS and Alström syndrome from the broader population with obesity.

Following marketing authorization by both the European Commission and Great Britain’s MHRA for biallelic POMC, PCSK1 and LEPR deficiency, we are focused on achieving market access and reimbursement for IMCIVREE with country level authorities.  As of March 1, 2022:

●	The German Federal Joint Committee (G-BA) has unanimously voted to exclude IMCIVREE from its lifestyle exemption list for POMC, PCSK1and LEPR deficiency obesities. In Germany, drugs classified as lifestyle drugs which including those designed to effect weight loss, smoking cessation or hair loss are not eligible for reimbursement. This first-ever exclusion marks an important recognition that IMCIVREE is designed to treat rare genetic diseases that manifest as obesity and that this group of diseases is distinct from general obesity. With this exemption status, IMCIVREE would be eligible for national coverage and reimbursement. We expect first commercial sales in Germany in the second quarter of 2022.
●	The French Haute Autorité de Santé (HAS) has granted paid early access for IMCIVREE for patients with POMC, PCSK1 or LEPR deficiency obesity which we expect to commence in the second quarter of 2022.
●	We have submitted reimbursement dossiers in seven countries, including France, Germany, Italy, Spain, the Netherlands, Israel, and the United Kingdom, with positive feedback from EU payers and favorable HTA ratings from authorities in several countries.

We have established initial partnerships in Asia and the Middle East, and we are actively exploring opportunities to provide setmelanotide to patients in South America.

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

Currently, IMCIVREE is the only approved treatment for weight management in patients with obesity due to POMC, PCSK1 or LEPR deficiencies, and there are no approved treatments for regulating hunger and hyperphagia related behaviors of patients early-onset, severe obesity and hyperphagia that are the result of genetic variants affecting the MC4R pathway, including BBS, Alström syndrome, certain variants of the POMC, PCSK1, LEPR, SRC1 and SH2B1 genes, as well as MC4R deficiency obesity.  Bariatric surgery is not an appropriate treatment option for these genetic diseases of obesity because the severe obesity and hyperphagia associated with these diseases are considered to be risk factors for bariatric surgery. Also, existing therapies indicated for general obesity, including glucagon-like peptide-1 (GLP-1) receptor agonists, such as Wegovy®, and glucose-dependent insulinotropic polypeptide (GIP) and glucagon-like peptide-1 (GLP-1) agonists, such as tirzepatide which is being investigated as a treatment for obesity, do not specifically restore function impaired by genetic deficiencies in the MC4R pathway, which we believe is the root cause of hyperphagia and obesity in patients with MC4R genetic variants.

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

Under the terms of the Ipsen license agreement, Ipsen is eligible to receive payments of up to $40.0 million upon the achievement of certain development and commercial milestones in connection with the development, regulatory approval and commercialization of applicable licensed products, and royalties on future sales of the licensed products. Substantially all of the aggregate payments under the Ipsen license agreement are for milestones that may be achieved no earlier than first commercial sale of the applicable licensed product, and as of December 31, 2021, we have paid $4.0 million in clinical and regulatory milestones and $5.0 million in commercial milestones. Royalties in the mid-single digits on future sales of the applicable licensed products will be due under the Ipsen license agreement on a licensed product-by-licensed product and country-by-country basis until the later of the date when sales of a licensed product in a particular country are no longer covered by patent rights licensed pursuant to the Ipsen license agreement and the tenth anniversary of the date of the first commercial sale of the applicable licensed product in the applicable country. The term of the Ipsen license agreement continues until the expiration of the applicable royalty term on a country-by-country and product-by- product basis. Upon expiration of the term of the agreement, the licensed rights granted to us under the agreement, to the extent they remain in effect at the time of expiration, will thereafter become irrevocable, perpetual and fully paid-up licenses that survive the expiration of the term. We have a right to terminate the license agreement at any time during the term for any reason on 180 days’ written notice to Ipsen. Ipsen has a right to terminate the agreement prior to expiration of its term for our material breach of the agreement, our failure to initiate or complete development of a licensed product or our bringing an action seeking to have an Ipsen license patent right declared invalid. Upon any early termination of the license agreement not due to Ipsen’s material breach, all licensed rights granted under the license agreement will terminate.

Camurus

In January 2016, we entered into a license agreement for the use of Camurus’ drug delivery technology, FluidCrystal, to formulate setmelanotide with Camurus. Under the terms of the agreement, Camurus granted us a worldwide license to the FluidCrystal technology to formulate setmelanotide and to develop, manufacture, and commercialize this new formulation for once-weekly dosing, administered as a SC injection. The license granted to us is specific to the FluidCrystal technology incorporating setmelanotide. Under the terms of the license agreement, we are responsible for manufacturing, development, and commercialization of the setmelanotide FluidCrystal formulation worldwide. Camurus received a non-refundable and non-creditable upfront payment of $0.5 million in January 2016, and is eligible to receive progressive payments of approximately $65.0 million, of which the majority are sales milestones. As of December 31, 2021, we have made $1.3 million of milestone payments to Camrus. In addition, Camurus is eligible to receive tiered, mid to mid-high, single-digit royalties on future sales of the product.

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

RareStone Group Ltd.

In December 2021, we entered into an Exclusive License Agreement with RareStone, or the RareStone License. Pursuant to the RareStone License, we granted to RareStone an exclusive, sublicensable, royalty-bearing license under certain patent rights and know-how to develop, manufacture, commercialize and otherwise exploit any pharmaceutical product that contains setmelanotide in the diagnosis, treatment or prevention of conditions and diseases in humans in China, including mainland China, Hong Kong and Macao. RareStone has a right of first negotiation in the event that Rhythm chooses to grant a license to develop or commercialize the licensed product in Taiwan.

According to the terms of the RareStone License, RareStone has agreed to seek local approvals to commercialize IMCIVREE for the treatment of obesity and hyperphagia due to biallelic proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency, as well as Bardet-Biedl and Alström syndromes. Additionally, RareStone agreed to fund efforts to identify and enroll patients from China in Rhythm’s global EMANATE trial, a Phase 3, randomized, double-blind, placebo-controlled trial to evaluate setmelanotide in five independent sub-studies in patients with obesity due to a heterozygous variant of POMC/PCSK1 or LEPR; certain variants of the SRC1 gene, certain variants of the SH2B1 gene, or PCSK1 N221D deletions within the MC4R pathway. According to the terms of the RareStone License, RareStone made an upfront payment to Rhythm of $7.0 million and issued $5.0 million in equity to Rhythm. Rhythm will be eligible to receive development and commercialization milestones of up to $62.5 million, as well as tiered royalty payments on annual net sales of IMCIVREE.

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

Manufacturing

We currently contract with various third parties for the manufacture of setmelanotide and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with our CMOs, Corden Pharma Brussels S.A, or Corden (formerly Peptisyntha SA prior to its acquisition by Corden), PolyPeptide Group, Braine L’Alleud, or Polypeptide, Neuland Laboratories, and Recipharm Monts S.A.S for certain process development and manufacturing services for regulatory starting materials and/or drug substance, or API, and drug product in connection with the manufacture of setmelanotide.  We have also entered into commercial supply agreements with both Polypeptide and Recipharm. Under our agreements, we pay these third parties for services and/or manufacture of setmelanotide in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. We may need to engage additional third-party suppliers to manufacture our clinical and commercial drug supplies in the future. In connection with our commercialization of setmelanotide or any future product candidate, we have engaged and could need to engage other third parties to assist in manufacturing and/or supply chain related aspects. While there are a limited number of companies that can produce raw materials and API in the quantities and with the quality and purity that we require for our product, based on our diligence to date, we believe our current network of manufacturing partners are able to fulfill these requirements, and are capable of continuing to expand capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing. Under the current agreements, each party is subject to customary indemnification provisions.

Our contract manufacturing agreements give us visibility into the expected future cost of producing setmelanotide at commercial scale. Based upon a range of prices of currently-marketed therapies indicated for orphan diseases, we believe that our cost of goods for setmelanotide will be highly competitive.

We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work may need to increase scale of production or we expect that we may need to secure additional capacity or seek alternate suppliers. We believe that our current suppliers and CMOs are able to scale production to meet our clinical and commercial demands. Because we rely on these CMOs, we have personnel with pharmaceutical development and manufacturing experience who are responsible for maintaining our CMO relationships.

Setmelanotide is distributed in the U.S. through our specialty pharmacy and in the EU/UK through third-party service providers that deliver the medication to patients. We plan to continue building out our network for commercial distribution in jurisdictions in which setmelanotide is approved.

Regulatory Matters

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of drug products. A new drug must be approved by the FDA through NDA process or by comparable foreign regulatory authorities through similar applications before it may be legally marketed in the United States and in foreign jurisdictions. We, along with any third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our products and product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s Good Laboratory Practice requirements and other applicable regulations;
●submission to the FDA of an Investigational New Drug Application (IND), which must become effective before human clinical trials may begin;
●approval by an independent Institutional Review Board (IRB) or ethics committee at each clinical site before each trial may be initiated;
●performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCPs), to establish the safety and efficacy of the proposed drug for its intended use;
●preparation of and submission to the FDA of an NDA after completion of all pivotal trials;
●a determination by the FDA within 60 days of its receipt of an NDA to file the application for review

●satisfactory completion of an FDA advisory committee review, if applicable;
●satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
●FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

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

While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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
●mandated modification of promotional materials and labeling and the issuance of corrective information;
●the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
●injunctions or the imposition of civil or criminal penalties.

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

Foreign Regulation

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

Regulation and Procedures Governing Marketing Authorization of Medicinal Products in the European Union

Non-clinical studies and clinical trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice (GLP) as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH) guidelines on good clinical practices (GCP) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Marketing Authorizations

In the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of a product candidate in the EU, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

There are two types of MAs:

●	“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (ATMPs) such as gene therapy, somatic cell-therapy or tissue-engineered medicines, and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for any products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or for which the granting of a MA would be in the interest of public health in the EU.

●	“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

A MA has an initial validity for five years in principle. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU member state. To this end, the MA holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the MA was granted, at least six months before the MA ceases to be valid. The European Commission or the competent authorities of the EU member states may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five year period of MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market or on the market of the authorizing EU member state(s) within three years after authorization ceases to be valid (the so-called “sunset clause”).

Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the CHMP is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the Priority Medicines (PRIME) scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “normal” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved for medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

Data and marketing exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, reference product candidates generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents applicants generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. During the market exclusivity period, an application for a generic or biosimilar MA can be submitted and a related MA may be granted, and the innovator’s data may be referenced, but no generic or biosimilar can be placed on the EU market until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition; (2) either (a) such condition affects not more than five in ten thousand persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition.

In the EU, an application for designation as an orphan product can be made any time prior to the filing of the application for MA. Orphan drug designation entitles a party to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized procedure. Once authorized, orphan medicinal products are entitled to a ten-years period of market exclusivity for the approved therapeutic indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (PIP). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan drug destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Granting of an authorization for another similar orphan medicinal product where another product has market exclusivity can happen at any time if: (i) the second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior, (ii) inability of the applicant  to supply sufficient quantities of the orphan medicinal product or (iii) where the applicant consents to a second orphan medicinal product application. A company may voluntarily remove a product from the orphan register.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all member states and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAA must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom (UK) left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement (TCA) and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU CTR or in relation to orphan medicines will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favour of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (GB); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019 (the Exit Regulations).

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. After Brexit, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.

Additionally, an MHRA public consultation on the post-Brexit regulatory framework for medical devices and diagnostics was opened until end of November 2021. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as  medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. The new regime is expected to come into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements.

Regulation of Combination Products in the European Union

The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. EU guidance has been published to help manufacturers select the right regulatory framework.

Drug-delivery products intended to administer a medicinal product where the medicinal product and the device form a single integral product are regulated as medicinal products in the EU. The EMA is responsible for evaluating the quality, safety and efficacy of MAAs submitted through the centralized procedure, including the safety and performance of the medical device in relation to its use with the medicinal product. The EMA or the EU member state national competent authority will assess the product in accordance with the rules for medicinal products described above but the device part must comply with the EU Medical Devices Regulation (including the general safety and performance requirements provided in Annex I). MAA must include – where available – the results of the assessment of the conformity of the device part with the Medical Devices Regulation contained in the manufacturer’s EU declaration of conformity of the device or the relevant certificate issued by a notified body. If the MAA does not include the results of the conformity assessment and where for the conformity assessment of the device, if used separately, the involvement of a notified body is required, the competent authority must require the applicant to provide a notified body opinion on the conformity of the device.

By contrast, in case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product (but are e.g. co-packaged), the medicinal product is regulated in accordance with the rules for medicinal products described above while the device part is regulated as a medical device and will have to comply with all the requirements set forth by the Medical Devices Regulation. The characteristics of non-integral devices used for the administration of medicinal products may impact the quality, safety and efficacy profile of the medicinal products. To the extent that administration devices are co-packaged with the medicinal product or, in exceptional cases, where the use of a specific type of administration device is specifically provided for in the product information of the medicinal product, additional information may need to be provided in the MAA for the medicinal product on the characteristics of the medical device(s) that may impact on the quality, safety and/or efficacy of the medicinal product.

The requirements regarding quality documentation for medicinal products when used with a medical device, including single integral products, co-packaged and referenced products, are outlined in the EMA guideline of July 22, 2021, which became effective on January 1, 2022.

The aforementioned EU rules are generally applicable in the EEA.

Regulation of Companion Diagnostics in the European Union

In the EU, in vitro diagnostic medical devices are regulated by Directive 98/79/EC (IVDD) which regulates the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices must comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics will be subject to further requirements once the in-vitro diagnostic medical devices Regulation No 2017/746 (IVDR) will become applicable on May 26, 2022. However on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

The aforementioned EU rules are generally applicable in the EEA.

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

In the EU, pricing and reimbursement schemes vary widely from one member state to another. Some member states may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies or so called Health Technology Assessments (HTA), in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. The downward pressure on healthcare costs in general, and particularly in relation to prescription only medicinal products, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products.

HTA of medicinal products is, however, becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including France, Germany, Ireland, Italy, Spain and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies between EU member states. In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross-border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU member states and in pricing and reimbursement decisions and may negatively affect price in at least some EU member states.

On January 15, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In addition, there has been increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payments Sunshine Act imposes new reporting requirements on drug manufacturers for payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants, and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Drug manufacturers must report such payments to the government by the 90th day of each calendar year.

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

In the EU, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by national laws (including anti-bribery laws) of the EU member states. In the UK, the UK Bribery Act 2010 applies to any company incorporated in or “carrying on business”, irrespective of where in the world the alleged bribery activity occurs. This Act could have implications for our interactions with physicians in and outside the UK. Violation of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and/or approval by the physician’s employer, their competent professional organization, and/or the competent authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Failure to comply with the EU legislation and national laws on medicinal products including on the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements can result in enforcement action by the EU member state authorities, which may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings, or to conduct a product recall.

Data Privacy and Security

Numerous federal, state and foreign laws and regulations also govern the privacy and security of health information and the collection, use, disclosure, and protection of health-related and other personal information, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws, such as Section 5 of the FTC Act, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming, and companies that do not comply with these state laws may face significant penalties.

For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, and the regulations implemented thereunder, or collectively, HIPAA, imposes obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA – other than with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Further, in California, the California Consumer Privacy Act, or the CCPA, took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. The California Privacy Rights Act, or CPRA, was also recently voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. Similarly, there are a number of legislative proposals at both the federal and state level, as well in the EU and other jurisdictions that could impose new obligations or limitations in areas affecting our business. These laws and regulations, as well as any associated claims, inquiries or investigations or any other government actions may lead to unfavorable outcomes, including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, fines, and demands or orders that we modify or cease existing business practices.

The EU, UK, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EEA, the collection and use of personal data (including health data) is governed by the provisions of the General Data Protection Regulation (GDPR). From January 1, 2021, we are also subject to the UK data protection regime, consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (together, the “UK GDPR”), which retains in large part the GDPR in UK national law following Brexit. The GDPR, together with the UK GDPR, imposes a strict data protection compliance regime in relation to our collection, control, processing, sharing, disclosure and other use of data relating to identifiable living individuals (“personal data”) within the EEA and/or UK. Fines for certain breaches of the GDPR and the UK GDPR are significant, up to the greater of (i) 20 million Euros (for the GDPR) and 17.5 million pounds (for the UK GDPR), or (ii) 4 % of total global annual turnover. In addition to the foregoing, a breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

The GDPR, together with the national legislation of the EEA member states governing the processing of personal data, and the UK GDPR impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and AE reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA and the UK, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EEA member states may interpret the GDPR and national laws differently and impose additional requirements, including in relation to health data, which add to the complexity of processing personal data in the EEA. Guidance on implementation and compliance practices are often updated or otherwise revised.

With respect to the transfers of personal data out of the EEA and the UK, the GDPR and the UK GDPR provide that the transfers of personal data to countries that are not considered to provide an adequate level of data protection, including the United States, are permitted only on the basis of complying with specific legal steps, a number of which are subject to legal challenges. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of an alternative mechanism, the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient to enable data transfers in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and  additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. Additionally, the European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The revised standard contractual clauses apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2 % per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the federal government and individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures. These new laws and the regulations and policies implementing them, as well as other healthcare-related measures that may be adopted in the future, could materially reduce our ability to develop and commercialize IMCIVREE™ and our product candidates, if approved.

Human Capital

Our employees are dedicated to our mission of changing the paradigm for the treatment of rare genetic diseases of obesity. As of January 31, 2022, we had approximately 140 employees, about 80 of which are located near our corporate headquarters in Boston. We spent much of 2021 building out our U.S. field presence and enhancing our global footprint and now have approximately 40 employees located in various parts of the United States and nearly 20 employees across Europe. We also work with consultants and contractors to provide both specific expertise and flexibility for our business needs.

We believe that our future success largely depends upon our continued ability to attract, hire and retain highly skilled employees. We emphasize several measures and objectives in managing our human capital assets, including, among others, employee engagement, development and training, talent acquisition and retention, employee wellness, diversity, inclusion, and compensation and pay equity. We frequently assess the external market to provide our employees with competitive salaries, bonuses, opportunities for equity ownership, development opportunities that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we regularly collect employee feedback to ensure open communication, measure employee engagement and identify opportunities for improvement.  Throughout the COVID-19 pandemic, we have implemented efforts to ensure our employees are enabled to take advantage of flexible working arrangements and collaborate safely.

We believe that developing a diverse and inclusive culture is critical to continuing to attract and retain the top talent necessary to deliver on our growth strategy. As such, we are investing in a work environment where our employees feel inspired and included. We continue to focus on extending our diversity and inclusion initiatives across our entire global workforce. In addition, we work to ensure our employees understand and embrace our commitment to our patient community and our focus on changing the paradigm for treatment of rare genetic diseases of obesity. We value our employees’ courage to ask bold questions and their commitment to learning and collaboration, as each person brings a unique contribution to furthering our mission. Grounded in these guiding principles, we believe we have developed a collaborative environment where our colleagues feel respected, valued, and inspired to contribute to their fullest potential.

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

Risks Related to Our Financial Position and Need for Capital

We are a commercial stage biopharmaceutical company with a limited operating history and have not generated significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

We are a commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been limited primarily to acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide. To date, we have not generated significant revenue from product sales. We have obtained FDA approval for IMCIVREE for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, or leptin receptor, or LEPR, deficiency confirmed by genetic testing. IMCIVREE has also received marketing authorization from the European Commission and Great Britain’s Medicines and Healthcare Products Regulatory Agency, or MHRA for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. We have not obtained any other regulatory approvals for setmelanotide. We first commercialized IMCIVREE in the U.S. in the first quarter of 2021 and therefore do not have a long history operating as a commercial company. We will need to begin transitioning from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in such a transition. We have not yet demonstrated our ability to manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is approved by the FDA and authorized by the European Commission and the MHRA, as noted above, and is in development to address patients with  Bardet-Biedl syndrome, or BBS, Alström syndrome, and several other indications. We have funded our operations to date primarily through the proceeds from the sales of common stock and preferred stock, asset sales, as well as capital contributions from our former parent, Rhythm Holdings LLC, and have incurred losses in each year since our inception.

Our net losses were $69.6 million and $134.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $528.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, having obtained marketing approval for IMCIVREE, we will incur significant sales, marketing and outsourced manufacturing expenses. We will incur additional costs associated with operating as a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Absent our entering into collaboration or partnership agreements, we expect to incur significant sales and marketing costs as we prepare to commercialize setmelanotide. Even though IMCIVREE is FDA approved for chronic weight management in patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiencies confirmed by genetic testing and authorized in the EU and Great Britain for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, and even if we successfully complete our pivotal and other clinical trials and setmelanotide is approved for commercial sale in additional indications, setmelanotide may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and will be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently in the early stages of commercializing IMCIVREE for chronic weight management in patients with obesity due to POMC, PCSK1 or LEPR deficiencies in the U.S. and the EU and Great Britain and advancing setmelanotide through clinical development for additional indications in the United States and for potential approvals in other countries. Developing peptide therapeutic products is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance setmelanotide in additional clinical trials. We intend to use our available cash resources to advance the clinical development of setmelanotide, for disease-education and community-building activities, precommercialization activities for setmelanotide in BBS, patient identification, and commercialization activities related to IMCIVREE. Depending on the status of additional regulatory approvals and commercialization of setmelanotide, as well as the progress we make in any sales of IMCIVREE, we may still require significant additional capital to fund the continued development of setmelanotide and our operating needs thereafter. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for setmelanotide or otherwise expand more rapidly than we presently anticipate.

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through February 2021, we raised aggregate net proceeds of approximately $611.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. Since inception, we have received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. As of December 31, 2021, our cash and cash equivalents and short-term investments were approximately $294.9 million. We expect our cash and cash equivalents and short-term investments will enable us to fund our operating expenses into the second half of 2023.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light of ongoing uncertainty related to the COVID-19 pandemic, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize setmelanotide. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or other third parties at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to setmelanotide or technologies or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Positive results for one indication are not necessarily predictive of positive results for other indications. We have demonstrated statistically significant and clinically meaningful reductions in weight and hunger in Phase 3 clinical trials in obesity due to POMC, PCSK1 or LEPR deficiencies and BBS, and believe we have demonstrated proof of concept in Phase 2 clinical trials in impairments due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (HET obesity), as well as the SRC1 and SH2B1 genes, all genetic diseases of extreme and unrelenting appetite and obesity. We hypothesize that patients with other upstream genetic variants in the MC4R pathway may also respond with reductions in weight and hunger after treatment with setmelanotide. However, patients with other upstream genetic variants may not have a similar response to setmelanotide, and until we obtain more clinical data in other genetic variants, we will not be sure that we can achieve proof of concept in such indications.

We are actively working to advance additional genetic variants related to the MC4R pathway through our clinical development program. Our continued development efforts are focused on obesity related to several single gene related, or monogenic, MC4R pathway impairments: Bardet Biedl syndrome, or BBS; Alström syndrome; HET obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, variants; obesity due to SH2B adapter protein 1, or SH2B1; hypothalamic obesity; and MC4R deficiency obesity.  For example, in the first half of 2022 we plan to initiate our pivotal Phase 3 EMANATE clinical trial of setmelanotide. The trial is a randomized, double-blind, placebo-controlled study with five independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; certain variants of SH2B1 genes; or PCSK1 N221D deletions within the MC4R pathway. Each sub-study will be entirely independent of the others and, if successful, is designed to support separate regulatory submissions to the FDA and EMA in each studied indication.  However, the FDA and EMA may not view positive results in one sub-study, even if such results are statistically significant and clinically meaningful, as being sufficient for approval for any given indication.

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

Additionally, setbacks may be caused by new safety or efficacy observations made in clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization from the European Commission or foreign regulatory authorities. If we fail to obtain positive results in our Phase 3 clinical trials of setmelanotide, the development timeline and regulatory approval and commercialization prospects for setmelanotide and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, in January 2021 we announced interim data from our ongoing exploratory Phase 2 Basket Study evaluating setmelanotide in patients with MC4R pathway genetic variants in one of the two alleles in the POMC, PCSK1, or LEPR genes, as well as the SRC1 and SH2B1 genes.   Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

The number of patients suffering from each of the MC4R pathway variants we are targeting is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be materially adversely affected.

Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with MC4R pathway deficiencies. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. In addition, we have internal genetic sequencing results from approximately 45,000 patients, as of December 31, 2021, with severe obesity that provide another approach to estimating prevalence. Since the published epidemiology studies for these genetic variants are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.

Based on multiple epidemiological methods, we have estimated the potential addressable patient populations with these MC4R pathway deficiencies based on the following sources and assumptions:

●	POMC Deficiency Obesity. POMC Deficiency Obesity is defined by the presence of biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS). Our addressable patient population estimate for POMC deficiency obesity is approximately 100 to 500 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we believe our addressable patient population for this deficiency may be approximately 100 to 500 patients in the United States, and a comparable addressable patient population in Europe, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency obesity is often unavailable and currently is rarely performed;
●	our belief, based on discussions with experts in rare diseases, that the number of diagnosed cases could increase several-fold with increased awareness of this deficiency and the availability of new treatments;
●	U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for adults with severe obesity (body mass index, or BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old); and
●	our internal sequencing yield for POMC deficiency obesity patients (including both POMC and PCSK1 gene diseases), defined as patients having biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS), of approximately 0.05%.
●	LEPR Deficiency Obesity. LEPR Deficiency Obesity is defined by the presence of biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS). Our addressable patient population estimate for LEPR deficiency obesity is approximately 500 to 2,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	epidemiology studies on LEPR deficiency obesity in small cohorts of patients comprised of children with severe obesity and adults with severe obesity who have a history of early onset obesity;
●	U.S. Census Bureau figures for adults and children and CDC prevalence numbers for adults with severe obesity (BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old);
●	with wider availability of genetic testing expected for LEPR deficiency obesity and increased awareness of new treatments, our belief that up to 40% of patients with these diseases may eventually be diagnosed; and
●	our internal sequencing yield for LEPR deficiency obesity patients, defined as patients having biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS), of approximately 0.09%.

●	Bardet-Biedl Syndrome. Our addressable patient population estimate for BBS is approximately 1,500 to 2,500 patients in the United States based on:
●	published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients; and
●	our belief that with wider availability of genetic testing expected for BBS and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
●	Alström Syndrome. Our addressable patient population estimate for Alström syndrome is approximately 500 patients in the United States. This estimate is based on:
●	published prevalence estimates of one in 1,000,000 in North America, which projects to approximately 325 people in the United States. We believe the majority of these patients are addressable patients; and
●	our belief that with wider availability of genetic testing expected for Alström syndrome and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
●	POMC, PCSK1, or LEPR Heterozygous Obesities; SRC1 and SH2B1 Obesities. Our potential setmelanotide-responsive patient population estimate for POMC, PCSK1, or LEPR heterozygous, SRC1 and SH2B1 obesity patients with at least one variant interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS) is 100,000 to 200,000 patients in the United States. Our estimates are based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (120% the 95th percentile between the ages of 2-5 years);
●	our internal sequencing yield of patients with POMC, PCSK1, or LEPR heterozygous, SRC1 or SH2B1 variants interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS) of approximately 10-15%; and
●	a clinical response rate of 40% for patients carrying pathogenic or likely pathogenic variants, and 20% for patients carrying a variant of uncertain significance (VOUS).

The clinical response rate used in this calculation is based on the clinical data currently available to us from our trials and may change as more data become available.

●	MC4R Deficiency Obesity. Our addressable patient population estimate for MC4R-rescuable deficiency obesity is approximately 10,000 patients in the United States. This estimate is based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (120% the 95th percentile between the ages of 2-5 years);
●	a comprehensive ongoing biochemical screening study indicating there may be a defined subset of individuals who carry MC4R variants that may be rescued by an MC4R agonist; and
●	our internal sequencing yield for MC4R deficiency obesity patients of approximately 2.0% prior to application of functional filters.
●	Hypothalamic obesity. Our addressable patient population estimate for hypothalamic obesity (HO) is greater than 4,500 patients in the United States. This estimate is based on:

●	an annual incidence of craniophryngioma (CP) of approximately 1.3 million per year in the United States, which projects to approximately 493 cases of CP per year based on a United States population of approximately 329 million;
●	approximately 62.5% (based on a published range of 50% to 75%) of CP patients develop HO;
●	20-year average survival after CP surgery of 75% (based on a published range of 66% to 85%);
●	allowing for patients that develop HO due to other factors besides CP, results in an estimated HO prevalence in the United States exceeding 4,500 patients; and
●	internal Company estimate is based on reported incidence of hypothalamic obesity following craniophryngioma and long-term survival rates.

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

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, including general obesity, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. In addition, there are limited patient pools from which to draw for clinical studies. In addition to the rarity of genetic diseases of obesity, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

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

In addition, the pediatric population is an important patient population for setmelanotide, and our addressable patient population estimates include pediatric populations. However, it may be more challenging to conduct studies in younger participants, and to locate and enroll pediatric patients. These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may also result in increased development costs for setmelanotide and any future product candidates and jeopardize our ability to obtain additional marketing approvals for the sale of setmelanotide. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

Failures or delays in the commencement or completion of our planned clinical trials of setmelanotide could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Successful completion of our ongoing and planned clinical trials is a prerequisite to submitting an NDA or NDA supplement to the FDA, an MAA to the EMA, and other applications for marketing authorization to equivalent competent authorities in foreign jurisdictions, and consequently, successful completion of such trials, at a minimum will be required for regulatory approvals and the commercial marketing of setmelanotide.

We do not know whether our planned clinical trials will begin or whether any of our clinical trials will be completed on schedule, if at all, as the commencement and successful completion of clinical trials can be delayed or prevented for a number of reasons, including but not limited to:

●	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
●	delays in the completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
●	the FDA or other equivalent competent authorities in foreign jurisdictions may deny permission to proceed with our ongoing or planned trials or any other clinical trials we may initiate, or may place a clinical trial on hold or be suspended;

●	delays in filing or receiving authorization to proceed under an additional investigational new drug application, or IND, or similar foreign application if required;
●	delays in reaching a consensus with the FDA and other regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	difficulties in obtaining Institutional Review Board, or IRB, and/or ethics committee approval to conduct a clinical trial at a prospective site or sites;
●	since many already diagnosed patients are at academic sites, delays in conducting clinical trials at academic sites due to the particular challenges and delays typically associated with those sites, as well as the lack of alternatives to these sites which have already diagnosed patients;
●	inadequate quantity or quality of setmelanotide or other materials necessary to conduct clinical trials, including delays in the manufacturing of sufficient supply of finished drug product;
●	challenges in identifying, recruiting and training suitable clinical investigators;
●	challenges in recruiting and enrolling suitable patients to participate in clinical trials;
●	severe or unexpected drug related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements, or GCPs, or applicable regulatory guidelines in other countries;
●	occurrence of adverse events associated with setmelanotide that are viewed to outweigh its potential benefits, or occurrence of adverse events in trial of the same or similar class of agents conducted by other companies;
●	changes to the clinical trial protocols;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
●	selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;
●	the cost of clinical trials of our product candidates being greater than we anticipate;
●	clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates; and

●	development of antibodies to the drug or adjuvants may result in loss of efficacy or safety events.

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

The COVID-19 pandemic has spread to multiple countries and regions, including the United States, Canada and Europe, where we have planned or ongoing preclinical studies and clinical trials. Governments from many countries have established stay at home measures including, among other things, the prohibition of public gatherings and restrictions on domestic and international travel. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have limited access to our principal executive office with most employees continuing their work outside of our office and restricted travel. In addition, we experienced interruption of key clinical trial activities, such as patient attendance and clinical trial site monitoring, in our Phase 3 clinical trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals with BBS or Alström syndrome. If the COVID-19 pandemic continues for a significant length of time, we may experience additional disruptions that could severely impact our business, preclinical studies, clinical trials and our commercialization prospects, including:

●	delays in receiving approval from local regulatory authorities to initiate or conduct our planned clinical trials;
●	further delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	further delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
●	changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	further interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
●	risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facility;
●	interruptions or delays in manufacturing activities due to restricted or limited operations at our CMOs;
●	delays in global shipping of raw materials, API, and/or finished goods between locations;
●	interruptions or delays in delivery of clinical trial ancillary supplies, due to restricted or limited operations;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	continued limitations in employee resources that would otherwise be focused on the start-up or conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people, or due to increased hiring and/or retention or other staffing issues;
●	refusal of the FDA or foreign regulatory authorities to accept data from clinical trials in affected geographies;
●	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and
●	delays in the receipt of marketing authorizations for our product candidates, which could materially affect our commercialization plans.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies, clinical trials and our commercialization prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the pandemic, the impact of the variants, travel restrictions and social distancing recommendations and regulations in the United States and other countries, business closures or business disruptions, the effectiveness of vaccines, vaccine distribution efforts and treatments, and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. While the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, the recession or economic downturn resulting from the spread of COVID-19 could materially affect our business.

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

In addition, injection site reactions have been seen in subcutaneous, or SC, injections with setmelanotide. In addition, setmelanotide has likely off target effects on the closely related MC1 receptor, which mediates tanning in response to sun exposure. Other MC1 receptor mediated effects include darkening of skin blemishes, such as freckles and moles, and hair color change. The cosmetic effects are not tolerated by all patients, as a small number of patients have withdrawn from treatment due to skin darkening. These effects have generally been reversible in clinical trials after discontinuation of setmelanotide, but it is still unknown if they will be reversible with long term exposure. The MC1 receptor mediated effects may also carry risks. The long term impact of MC1 receptor activation has not been tested in clinical trials, and could potentially include increases in skin cancer, excess biopsy procedures and cosmetic blemishes. These skin changes may also result in unblinding, which could make interpretation of clinical trial results more complex and possibly subject to bias. We have also initiated trials of setmelanotide in potential new indications that include patients who might have more serious underlying conditions, such as Alström syndrome and other indications. It is possible that the underlying conditions in these patients, such as congestive heart failure and potentially other conditions, may confound the understanding of the safety profile of setmelanotide.

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

Further, if we or others identify undesirable side effects caused by the product, or any other similar product, before or after regulatory approvals, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may request that we withdraw the product from the market or may limit or vary their approval of the product through labeling or other means;
●	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
●	the FDA, the EU competent authorities and other equivalent competent authorities in foreign jurisdictions may require the addition of a Risk Evaluation and Mitigation Strategy, or REMS, or other specific obligations as a condition for marketing authorization due to the need to limit treatment to rare patient populations, or to address safety concerns;
●	we may be required to change the way the product is distributed or administered or change the labeling of the product;
●	we may be required to conduct additional studies and clinical trials or comply with other post-market requirements to assess possible serious risks;
●	we may be required to conduct long term safety follow-up evaluations, including setting up disease and drug based registries;
●	we may decide to remove the product from the marketplace;
●	we could be sued and held liable for injury caused to individuals exposed to or taking the product; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of setmelanotide and could substantially increase the costs of commercializing setmelanotide and significantly impact our ability to successfully commercialize setmelanotide and generate revenues.

We may not be able to obtain or maintain orphan drug designations for setmelanotide or to obtain or maintain exclusivity in any use. Even with exclusivity, competitors may obtain approval for different drugs that treat the same indications as setmelanotide.

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

In the EU, orphan drug designation is granted by the European Commission based on a scientific opinion of the EMA’s Committee for Orphan Medicinal Products. A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization.

Grant of orphan designation by the European Commission also entitles the holder of this designation to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Orphan drug designation must be requested before submitting an application for marketing authorization. In addition to a range of other benefits during the development and regulatory review, orphan medicinal products are, upon grant of marketing authorization, entitled to ten years of exclusivity in all EU member states for the approved therapeutic indication, which means that the EMA and European Commission cannot accept another marketing authorization application, grant a marketing authorization, or accept an application to extend a marketing authorization for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Marketing authorization may, however, be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Additionally granting of an authorization for another similar orphan medicinal product where another product has market exclusivity can happen at any time: (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant cannot supply enough orphan medicinal product or (iii) where the applicant consents to a second orphan medicinal product application.  Orphan drug designation does not, in itself, convey any advantage in, or shorten the duration of, the regulatory review and authorization process.

In connection with IMCIVREE’s approval, the FDA granted us seven years of orphan drug exclusivity for setmelanotide for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1, or LEPR deficiency confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, and in the EU, we obtained ten years of market exclusivity for setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic leptin receptor (LEPR) deficiency in adults and children 6 years of age and above.

We have also been granted orphan drug designation for setmelanotide for the treatment of BBS and Alström syndrome in both the United States and the EU. Setmelanotide has also been granted orphan designation for setmelanotide in treating Prader-Willi syndrome in the EU. There can be no assurance that we will be able to maintain the benefits orphan drug exclusivity, or that the FDA or the European Commission will grant orphan designations for setmelanotide for other uses. In addition, orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Even though we have obtained orphan drug exclusivity for certain uses of setmelanotide, such exclusivities may not effectively protect setmelanotide from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.  As discussed above, similar rules apply in the EU.

Although we have obtained PRIME designation in the EU for setmelanotide for the treatment of obesity and the control of hunger associated with deficiency disorders of the MC4R receptor pathway and Breakthrough Therapy designation for setmelanotide for the treatment of obesity associated with certain genetic defects upstream of the MC4R in the leptin melanocortin pathway, which includes POMC deficiency obesity, LEPR deficiency obesity, Bardet Biedl syndrome and Alström syndrome in the United States, the FDA may rescind the Breakthrough Therapy Designation and we may be unable to obtain Breakthrough Therapy designation for other uses. In addition, Breakthrough Therapy designation by the FDA or PRIME designation by the EMA may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that setmelanotide will receive additional marketing approvals in the United States or additional marketing authorizations in the EU.

The FDA is authorized under the FDCA to give certain product candidates “Breakthrough Therapy designation.” A Breakthrough Therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of Breakthrough Therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross disciplinary review. In addition, the FDA may consider reviewing portions of an NDA before the sponsor submits the complete application, or rolling review. Product candidates designated as breakthrough therapies by the FDA may be eligible for other expedited programs, such as priority review, if supported by clinical data.

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

The PRIME scheme was launched by the EMA in 2016. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. In late June 2018, setmelanotide was granted eligibility to PRIME by the CHMP for the treatment of obesity and the control of hunger associated with deficiency disorders of the MC4R receptor pathway. Acknowledging that setmelanotide targets an unmet medical need, the EMA offers enhanced support in the development of the medicinal product through enhanced interaction and early dialogue to optimize our development plans and speed up regulatory evaluation in the EU. As part of this designation, the EMA has provided guidance to us concerning the development of setmelanotide. The PRIME designation does not, however, guarantee that the regulatory review process in the EU will be shorter or less demanding. Neither does the PRIME designation guarantee that the European Commission will grant additional marketing authorizations for setmelanotide.

We may not be able to translate the once-daily formulations of setmelanotide for methods of delivery that would be acceptable to the FDA or other equivalent competent authorities in foreign jurisdictions or commercially successful.

Setmelanotide is currently administered by once-daily SC injection using small insulin type needles and syringes. SC injection is generally less well received by patients than other methods of administration, such as oral administration. Considerable additional resources and efforts, including potential studies, may be necessary in order to translate the once-daily formulation of setmelanotide into a once-weekly formulation that may be well received by patients.

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

We received FDA approval of the once-daily formulation in the initial NDA submission for chronic weight management in patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiencies, as confirmed by genetic testing, and plan to seek approval of the once-weekly formulation at a later time.  While we plan to develop the once-weekly formulation, or to develop other new and useful formulations and delivery technology for setmelanotide, we cannot estimate the probability of success, nor the resources and time needed to succeed. If we are unable to gain approval and utilize the once-weekly formulation, or to develop new formulations, setmelanotide may not achieve significant market acceptance and our business, financial condition and results of operations may be materially harmed.

Our approach to treating patients with MC4R pathway deficiencies requires the identification of patients with unique genetic subtypes, for example, POMC genetic deficiency. The FDA or other equivalent competent authorities in foreign jurisdictions could require the clearance, approval or certification of an in vitro companion diagnostic device to ensure appropriate selection of patients as a condition of approving setmelanotide in additional indications. The requirement that we obtain clearance, approval or certification of an in vitro companion diagnostic device will require substantial financial resources, and could delay or prevent the receipt of additional regulatory approvals for setmelanotide, or adversely affect those we have already obtained.

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

In the EU, in vitro diagnostic medical devices are regulated by Directive 98/79/EC, or the IVDD. The regulation of companion diagnostics will be subject to further requirements once the in-vitro diagnostic medical devices Regulation No 2017/746, or the IVDR, will become applicable on May 26, 2022. However on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. Compliance with the new requirements may impact our development plans for setmelanotide.

If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic for setmelanotide, any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining additional approvals for setmelanotide, or adversely affect the approvals we have already obtained. For example, in November 2020, the FDA approved IMCIVREE for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1, or LEPR deficiencies confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Although the FDA did not require that we obtain approval of a companion diagnostic prior to approving the New Drug Application, or NDA, for IMCIVREE, in connection with the NDA approval we agreed as a post-marketing commitment to conduct adequate analytical and clinical validation testing to develop and establish an in vitro companion diagnostic device to accurately and reliably detect patients with variants in the POMC, PCSK1, and LEPR genes that may benefit from setmelanotide therapy. In September 2020, our collaboration partner, Prevention Genetics, submitted a de novo request seeking FDA authorization to market such an in vitro companion diagnostic device for IMCIVREE as a Class II medical device. In December 2020, the FDA sent Prevention Genetics a major deficiency letter in response to the de novo request, which among other things, placed the review on hold and requested additional information needed to support the requested device classification. In January 2022, the FDA granted the de novo request for classification for the POMC/PCSK1/LEPR CDx Panel for market authorization as a Class II device. If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic when we seek additional approvals for setmelanotide, any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining such additional approvals for setmelanotide, or adversely affect the approvals we have already obtained.

We rely, and expect that we will continue to rely, on third parties to conduct clinical trials for setmelanotide. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain additional regulatory approvals for or commercialize setmelanotide and our business could be substantially harmed.

We have agreements with third party CROs to operationalize, provide monitors for and to manage data for our ongoing clinical trials. We rely heavily on these parties for the execution of clinical trials for setmelanotide and control only certain aspects of their activities. As a result, we have less direct control over the start-up, conduct, timing and completion of these clinical trials, and the management of data developed through the clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. However, we remain responsible for the conduct of these trials and are subject to enforcement which may include civil and criminal liabilities for any violations of FDA rules and regulations and the comparable foreign regulatory provisions during the conduct of our clinical trials. Outside parties may:

●	have staffing difficulties;
●	fail to comply with contractual obligations;

●	devote inadequate resources to our clinical trials;
●	experience regulatory compliance issues;
●	undergo changes in priorities or become financially distressed; or
●	form more favorable relationships with other entities, some of which may be our competitors.

These factors, among others,  may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are guidelines enforced by the FDA, the competent authorities of the EU member states and equivalent competent authorities in foreign jurisdictions for any products in clinical development. The FDA and foreign regulatory authorities enforce these regulations and GCP guidelines through periodic inspections of clinical trial sponsors, principal investigators, and trial sites, and IRBs. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other equivalent competent authorities in foreign jurisdictions may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or foreign regulatory authorities will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products produced under current Good Manufacturing Practices, or cGMPs and similar foreign requirements. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

If any of our relationships with these third party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, setmelanotide. As a result, our financial results and the commercial prospects for setmelanotide in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Risks Related to the Commercialization of IMCIVREE (setmelanotide)

The successful commercialization of IMCIVREE and any other product candidates for which we obtain approval will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for IMCIVREE or our other product candidates, if any and if approved, could limit our ability to market those products and decrease our ability to generate revenue.

Our ability to successfully commercialize IMCIVREE or any other product candidates for which we obtain approval will depend in part on the extent to which coverage and reimbursement for these product candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

Increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products, such as IMCIVREE, and, as a result, they may not cover or provide adequate payment. Even if we show improved efficacy or improved convenience of administration, third-party payors may deny or revoke the reimbursement status of our product candidates, if approved, or establish prices for our product candidates at levels that are too low to enable us to realize an appropriate return on our investment. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize IMCIVREE or other product candidates, and may not be able to obtain a satisfactory financial return. Further, as we continue to grow as an organization, previously-established prices may no longer be sufficient and could create additional pricing pressure for us.

No uniform policy for coverage and reimbursement for products exist among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that may require us to provide scientific and clinical support for the use of IMCIVREE to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

In some foreign countries, particularly in Canada, Great Britain and in the EU member states, the pricing and reimbursement of prescription only medicinal products is subject to strict governmental control which varies widely between countries. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of IMCIVREE with other available therapies. If reimbursement for IMCIVREE is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

In the EU, in particular, each EU member state can restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed in its territory. As a result, following receipt of marketing authorization in an EU member state, through any application route, an applicant is required to engage in pricing discussions and negotiations with the competent pricing authority in the individual EU member states. Some EU member states operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. Other EU member states approve a specific price for the medicinal product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for IMCIVREE from lower priced products in foreign countries that have placed price controls on pharmaceutical products.

Health Technology Assessment, or HTA, of medicinal products, however, is becoming an increasingly common part of the pricing and reimbursement procedures in the United Kingdom and some EU member states, including France, Germany, Italy, Spain, the Netherlands, Belgium, Norway and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies between EU member states. In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU member states and in pricing and reimbursement decisions and may negatively affect price in at least some EU member states.

On January 15, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell IMCIVREE, we may not be able to generate any revenue.

In order to market IMCIVREE, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we have received FDA approval for IMCIVREE, for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency, and the European Commission and MHRA granted marketing authorization to IMCIVREE, for the treatment of obesity and the control of hunger associated with confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, we are early in our commercialization efforts and have not yet established a full-scale commercial infrastructure. Therefore, you should not compare us to commercial-stage biotechnology companies, and you should not expect that we will generate substantial revenues or become profitable in the near term. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

We may never receive regulatory approval to market setmelanotide outside of the United States, the European Union and Great Britain.

We intend to seek marketing authorizations in various countries worldwide. In order to market any product outside of the United States, the EU or Great Britain, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Marketing authorization procedures vary among countries and can involve additional setmelanotide testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA approval or marketing authorization from the European Commission or the MHRA. The marketing authorization processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States and Europe, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Grant of marketing authorization in one country does not ensure grant of marketing authorization in another country, but a failure or delay in obtaining marketing authorization in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing authorization in other countries or any delay or other setback in obtaining such authorizations would impair our ability to market setmelanotide in such foreign markets. Any such impairment would reduce the size of our potential market share and could have a material adverse impact on our business, results of operations and prospects.

We may not achieve market acceptance for IMCIVREE, which would limit the revenue that we generate from the sale of IMCIVREE.

The commercial success of IMCIVREE will also depend upon the awareness and acceptance of IMCIVREE within the medical community, including physicians, patients and third party payors. If IMCIVREE does not achieve an adequate level of acceptance by patients, physicians and third party payors, we may not generate sufficient revenue to become or remain profitable. Before granting reimbursement approval, third party payors may require us to demonstrate that, in addition to treating obesity caused by certain genetic deficiencies affecting the MC4R pathway, IMCIVREE also provides incremental health benefits to patients. Our efforts to educate the medical community and third party payors about the benefits of IMCIVREE may require significant resources and may never be successful. All of these challenges may impact our ability to ever successfully market and sell IMCIVREE.

Market acceptance of IMCIVREE will depend on a number of factors, including, among others:

●	the ability of IMCIVREE to provide chronic weight management in patients with obesity caused by certain genetic deficiencies affecting the MC4R pathway and, if required by any competent authority in connection with the approval for these indications, to provide patients with incremental health benefits, as compared with other available treatments, therapies, devices or surgeries;
●	the complexities of genetic testing, including obtaining genetic results that support patient treatment with IMCIVREE;
●	the relative convenience and ease of SC injections as the necessary method of administration of IMCIVREE, including as compared with other treatments for patients with obesity;
●	the prevalence and severity of any adverse side effects associated with IMCIVREE;
●	limitations or warnings contained in the labeling approved for IMCIVREE by the FDA or the specific obligations imposed as a condition for marketing authorization imposed by other equivalent competent authorities in foreign jurisdictions, particularly by the European Commission;
●	availability of alternative treatments, including a number of obesity therapies already approved or expected to be commercially launched in the near future;
●	our ability to increase awareness of these diseases among our target populations through marketing and other cross-functional efforts;
●	the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the ability of IMCIVREE to treat the maximum range of pediatric patients, and any limitations on its indications for use;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	publicity concerning IMCIVREE or competing products and treatments;
●	pricing and cost effectiveness;
●	the effectiveness of our sales and marketing strategies;
●	our ability to increase awareness of IMCIVREE through marketing efforts;
●	our ability to obtain sufficient third-party coverage or reimbursement;
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and
●	the likelihood that competent authorities in foreign jurisdictions may require development of a REMS or other specific obligations as a condition of approval or post-approval, may not agree with our proposed REMS or other specific obligations, or may impose additional requirements that limit the promotion, advertising, distribution or sales of IMCIVREE.

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

Currently, IMCIVREE is the only approved treatment for providing chronic weight management in patients with obesity due to POMC, PCSK1 or LEPR deficiencies, and there are no approved treatments for chronic weight management in patients with BBS, Alström syndrome, deficiencies due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (HET obesity), SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity, and hypothalamic obesity. Bariatric surgery is not a good treatment option for these genetic diseases of obesity because the severe obesity and hyperphagia associated with these diseases are considered to be risk factors for bariatric surgery. Also, existing therapies indicated for general obesity, including glucagon-like peptide-1 (GLP-1) receptor agonists, such as Wegovy®, and glucose-dependent insulinotropic polypeptide (GIP) and glucagon-like peptide-1 (GLP-1) agonists, such as tirzepatide which is being investigated as a treatment for obesity, do not specifically restore function impaired by genetic deficiencies in the MC4R pathway, which we believe is the root cause of hyperphagia and obesity in patients with MC4R genetic variants. Based on search results from ClinicalTrials.gov, we are unaware of any competitive products in therapeutic clinical studies for the obesity and hyperphagia caused by upstream MC4R pathway deficiencies specifically, however LG Chem has represented it is in early-stage clinical development of an MC4R agonist. New competitors may emerge which could limit our business opportunity in the future.

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

We maintain product liability insurance coverage for our clinical trials and commercial product with a $10.0 million annual aggregate coverage limit. Our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

We rely completely on third party suppliers to manufacture our clinical and commercial drug supplies of setmelanotide, and we intend to rely on third parties to produce preclinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture our clinical and commercial drug supply internally for setmelanotide, or any future product candidates, for use in the conduct of our preclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidate on a clinical or commercial scale. The facilities used by our contract manufacturing organizations, or CMOs, to manufacture the active pharmaceutical ingredient, or API, and final drug product must pass inspection by the FDA and other equivalent competent authorities in foreign jurisdictions pursuant to inspections that have been and will be conducted following submission of our NDAs or relevant foreign regulatory submission to the other equivalent competent authorities in foreign jurisdictions. Our failure or the failure of our CMOs to pass preapproval inspection of the manufacturing facilities of setmelanotide could delay the regulatory approval process. In addition, our clinical trials must be conducted with products produced under GMP and similar foreign regulations. Our failure or the failure of our CROs or CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, including civil and criminal penalties. When we import any drugs or drug substances, we would be subject to FDA, United States Department of Agriculture, and U.S. Bureau of Customs and Border Patrol import regulation requirements. Such enforcement for our failure or our CROs or CMOs’ failure to comply with these regulations could result in import delays, detention of products, and, depending on criteria such as the history of violative activities, the FDA could place a foreign firm or certain drug substances or products on Import Alert and require that all such drug substances or products be subject to detention without physical examination which could significantly impact the global supply chain for setmelanotide. With the exception of those on the FDA’s drug shortage list or properly imported by individuals, the FDCA prohibits the importation of prescription drug products for commercial use if they were manufactured in a foreign country, unless they have been approved or are otherwise authorized to be marketed in the United States and are labeled accordingly.

We currently contract with third parties for the manufacture of setmelanotide and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with our CMOs, Corden Pharma Switzerland, LLC, or Corden, (formerly Peptisyntha SA prior to its acquisition by Corden), and Neuland Laboratories for certain process development and manufacturing services for regulatory starting materials and/or raw materials in connection with the manufacture of setmelanotide. We have entered into long-term commercial supply agreements with PolyPeptide Group and Recipharm Monts S.A.S. for manufacturing of drug substance and drug product for IMCIVREE. Under our agreements, we pay these third parties for services in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. We may need to engage additional third party suppliers to manufacture our clinical and/or commercial (subject to approval) drug supplies. We also have engaged other third parties to assist in, among other things, distribution, post-approval safety reporting and pharmacovigilance activities. We cannot be certain that we can engage third party suppliers on terms as favorable as those that are currently in place.

We do not perform the manufacturing of any drug products and are completely dependent on our CMOs to comply with GMPs and similar foreign requirements for manufacture of both drug substance, or API and finished drug product. We recognize that we are ultimately responsible for ensuring that our drug substances and finished drug product are manufactured in accordance with GMPs and similar foreign requirements, and, therefore, the company’s management practices and oversight, including routine auditing, are critical. If our CMOs cannot successfully manufacture material that conform to our specifications and the strict regulatory requirements of the FDA or other equivalent competent authorities in foreign jurisdictions, they may be subject to administrative and judicial enforcement for non-compliance and the drug products would be deemed misbranded or adulterated and prohibited from distribution into interstate commerce. Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those other company materials and products may affect the regulatory clearance of our CMOs’ facilities generally. In addition, satisfying the regulatory requirements for production of setmelanotide with multiple suppliers, while assuring more robust drug availability in the future, adds additional complexity and risk to regulatory approval. If the FDA or another equivalent competent foreign regulatory agency does not approve these facilities for the manufacture of setmelanotide or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market setmelanotide.

We are manufacturing finished drug product for use in our upcoming or ongoing clinical trials and for commercial supply. We believe we currently have a sufficient amount of finished setmelanotide and placebo to complete our ongoing and planned clinical trials, and for commercial supply. However, these projections could change based on delays encountered with manufacturing activities, equipment scheduling and material lead times. Any such delays in the manufacturing of finished drug product could delay our planned clinical trials of setmelanotide and our commercial supply, which could delay, prevent or limit our ability to generate revenue and continue our business.

Moreover, as a result of the COVID-19 pandemic, certain of our suppliers and CMOs in Europe have been affected, which has disrupted their activities. As a result, we could face difficulty sourcing key components necessary to produce supply of setmelanotide, which may negatively affect our clinical development and commercialization activities. If the COVID-19 coronavirus further impacts business operations, including our CMOs and suppliers, we could face additional disruption to our supply chain that could affect the supply of drug product for preclinical, clinical trial and commercial use. Additionally, as our CMOs are producers of drug substances and drug products, including vaccines and therapeutics, they could be compelled by a national government, or choose themselves, to shift their resources to the production of a COVID-19 vaccine and/or therapeutics for COVID-19, which could disrupt any scheduled drug substance or drug product batches we may have and may prevent us from obtaining supplies for our programs in a timely manner to meet our development timelines.

We do not have long term supply agreements in place with all of our contractors involved with the manufacturing of our weekly formulation of setmelanotide. We currently place individual batch or campaign orders with the CMOs/suppliers that are individually contracted under existing master services and quality agreements for the weekly formulation of setmelanotide. If we engage new contractors, such contractors must be approved by the FDA and other equivalent competent authorities in foreign jurisdictions. We will need to submit information to the FDA and other equivalent competent authorities in foreign jurisdictions describing the manufacturing changes. If manufacturing changes occur post-approval, the FDA and foreign regulatory authorities may have to approve these changes. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of setmelanotide. Our current scale of manufacturing appears adequate to support all of our current needs for clinical trial and initial commercial supplies for setmelanotide. Going forward, we may need to identify additional CMOs or partners to produce setmelanotide on a larger scale.

The exclusive license agreement with RareStone Group Ltd., or RareStone, is important to our business. If we or RareStone fail to adequately perform under the agreement, or if we or RareStone terminate the agreement, the development of setmelanotide in certain indications and commercialization of IMCIVREE in certain markets would be delayed or terminated and our business would be adversely affected.

In December 2021, we entered into an Exclusive License Agreement with RareStone, or the RareStone License. Pursuant to the RareStone License, we granted to RareStone an exclusive, sublicensable, royalty-bearing license under certain patent rights and know-how to develop, manufacture, commercialize and otherwise exploit any pharmaceutical product that contains setmelanotide in the diagnosis, treatment or prevention of conditions and diseases in humans in China, including mainland China, Hong Kong and Macao. RareStone has a right of first negotiation in the event that the Company chooses to grant a license to develop or commercialize the licensed product in Taiwan.

Termination of this RareStone License could cause significant delays in our product development and commercialization efforts for setmelanotide and could prevent us from commercializing IMCIVREE in the markets covered by the RareStone License without first expanding our internal capabilities or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us. In addition, under the agreement, RareStone agreed to provide funding for certain clinical development activities. If the agreement were terminated, we may need to refund those payments and seek additional financing to support the research and development of any terminated products or discontinue any terminated products, which could have a material adverse effect on our business.

Under the RareStone License, we are dependent upon RareStone to successfully commercialize any applicable collaboration products in China, including mainland China, Hong Kong and Macao. We cannot directly control RareStone's commercialization activities or the resources it allocates to setmelanotide. Our interests and RareStone's interests may differ or conflict from time to time, or we may disagree with RareStone's level of effort or resource allocation. RareStone may internally prioritize setmelanotide differently than we do or it may not allocate sufficient resources to effectively or optimally commercialize setmelanotide. If these events were to occur, our business would be adversely affected.

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

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the attention of our management and key personnel from our business operations. Even if we prevail in any lawsuits that we initiate, the damages or other remedies awarded may not be commercially meaningful. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties. For example, numerous third party U.S. and non U.S. patents and pending applications exist that cover melanocortin receptor analogs and methods of using these analogs.

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

In addition, in order to avoid infringing the intellectual property rights of third parties and any resulting intellectual property litigation or claims, we could be forced to do one or more of the following, which may not be possible and, even if possible, could be costly and time consuming:

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

We may enter into additional licenses to third party intellectual property that are necessary or useful to our business. Future licensors may also allege that we have breached our license agreement and may accordingly seek to terminate our license with them. In addition, future licensors may have the right to terminate our license at will. Any termination could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize setmelanotide, as well as harm our competitive business position and our business prospects.

While we have registered trademarks for the commercial trade name IMCIVREE (setmelanotide) in the United States and the EU, we have not yet obtained trademark protection for IMCIVREE in certain foreign jurisdictions and failure to secure such registrations could adversely affect our business.

While we have received registered trademarks for the commercial trade name IMCIVREE (setmelanotide) and its logo in the United States and the EU, we have not yet obtained trademark protection for IMCIVREE in certain foreign jurisdictions and are pursuing trademark registrations in other jurisdictions. Our trademark applications may be rejected during trademark registration proceedings. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome them. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive those proceedings.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining product exclusivity for setmelanotide, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval for setmelanotide, one or more of the U.S. patents we license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch Waxman Amendments. The Hatch Waxman Amendments permit a patent term restoration of up to five years as compensation for patent term lost during product development and the FDA regulatory review process, and we have applied to the U.S. PTO for patent term extension. However, we may not be granted an extension because of, for example, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or otherwise failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

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

The United States has enacted and is currently implementing the America Invents Act of 2011, wide ranging patent reform legislation. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or future patents.

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

Risks Related to Regulatory Approval and Marketing of Setmelanotide and Other Legal Compliance Matters

Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of setmelanotide beyond FDA approval for obesity due to POMC, PCSK1or LEPR deficiencies in the United States and the  marketing authorizations granted by the European Commission and the MHRA for the treatment of obesity and the control of hunger associated with confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above in the EU and Great Britain, respectively. We depend primarily on the success of setmelanotide, and we cannot be certain that we will be able to obtain additional regulatory approvals for, or successfully commercialize, setmelanotide. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize setmelanotide in additional indications in the United States or in foreign jurisdictions, and our ability to generate revenue will be materially impaired.

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends entirely on its successful clinical development, regulatory approval and commercialization. Setmelanotide (IMCIVREE), which is currently approved by FDA for chronic weight management in patients with obesity due to POMC, PCSK1 or LEPR deficiencies and by the European Commission and MHRA for the treatment of obesity and the control of hunger associated with confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization in indications beyond those currently approved for IMCIVREE in the United States, the EU and Great Britain. The clinical trials, manufacturing and marketing of setmelanotide are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide.

Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through nonclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and approval, if any, may be conditional on postmarketing studies and surveillance, and will require the expenditure of substantial resources beyond our existing cash resources. Of the large number of drugs in development in the United States and in other countries, only a small percentage will successfully complete the FDA regulatory approval process or the equivalent process in foreign jurisdictions and will be commercialized. In addition, we have not discussed all of our proposed development programs with the FDA or the competent authorities of foreign jurisdictions. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical trials, we cannot assure you that setmelanotide will be successfully developed or commercialized.

In addition, obtaining FDA approval of an NDA for additional indications and the approval of an MAA from the European Commission for additional indications is a complex, lengthy, expensive and uncertain process, and the FDA, EMA or equivalent competent authorities in foreign jurisdictions may delay, limit or deny approval of setmelanotide for many reasons, including, among others:

●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;
●	we may not be able to demonstrate to the satisfaction of the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions that setmelanotide is safe and effective in treating obesity caused by certain genetic deficiencies affecting the MC4R pathway;

●	the results of our clinical trials may not be interpretable or meet the level of statistical or clinical significance required by the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions for marketing approval. For example, the potential unblinding of setmelanotide studies due to easily identifiable AEs may raise the concern that potential bias has affected the clinical trial results;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with the number, size, conduct or implementation of our clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may require that we conduct additional clinical trials or pre-clinical studies;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not consider that our diagnostic strategy supports approval;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may decide that additional assays or data to understand any risks for anti-drug antibodies may need to be available for approval;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may decide that the toxicology program, including any parts of carcinogenicity studies that are filed, do not meet the requirements for approval;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions or the applicable foreign regulatory agency may identify deficiencies in our chemistry, manufacturing or controls of setmelanotide, or in the commercial production of setmelanotide to support product approval;
●	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may find the data from preclinical studies and clinical trials insufficient to demonstrate that clinical and other benefits of setmelanotide outweigh its safety risks;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from our preclinical studies and clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not approve the formulation, labeling or specifications of setmelanotide;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not accept data generated at our clinical trial sites;
●	the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
●	as part of our NDA approval, we were required to complete certain post-market requirements and commitments, which we may not be able to meet;
●	the FDA may require development of a REMS as a condition of additional approvals or may impose additional requirements that limit the promotion, advertising, distribution, or sales of setmelanotide;

●	the European Commission may grant only conditional approval marketing authorization or based on the EMA’s opinion impose specific obligations as a condition for marketing authorization, or may require us to conduct post authorization safety studies as a condition of grant of marketing authorization;
●	the FDA or other equivalent competent foreign regulatory agencies may deem our manufacturing processes or our facilities or the facilities of our CMOs inadequate to preserve the identity, strength, quality, purity, or potency of our product; or
●	the FDA or the equivalent competent authorities in foreign jurisdictions may change its approval policies or adopt new regulations and guidance.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain additional regulatory approvals for and successfully market IMCIVREE. Moreover, because our business is entirely dependent upon setmelanotide, any such setback in our pursuit of regulatory approvals would have a material adverse effect on our business and prospects.

Future regulatory legislation or regulation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates.

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission by the end of 2022. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024), may have a significant impact on the pharmaceutical industry in the long term.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, , the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our failure to obtain marketing approval in foreign jurisdictions would prevent setmelanotide from being marketed abroad, and any current or future approvals we have been or may be granted for setmelanotide in the United States would not assure approval of setmelanotide in foreign jurisdictions.

In order to market and sell setmelanotide and any other product candidate that we may develop in the EU and many other jurisdictions, we or our third party collaborators must obtain separate marketing authorizations and comply with numerous and varying regulatory requirements. The marketing authorization procedure varies among countries and can involve additional testing. The time required to obtain marketing authorization may differ substantially from that required to obtain FDA approval. The marketing authorization process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain marketing authorization from competent authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions, and grant of marketing authorization by one competent authority outside the United States does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing authorizations and may not receive necessary marketing authorization to commercialize setmelanotide in any market. Additionally, the United Kingdom’s withdrawal from the EU, commonly referred to as Brexit, has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the MHRA, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of setmelanotide, or any other product candidates in the EU and/or the United Kingdom. Although we have obtained FDA approval and marketing authorization from the European Commission and the MHRA for setmelanotide, any delay in obtaining, or an inability to obtain, any marketing authorization, for any of our other product candidates, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek marketing authorization in the United Kingdom and/or EU for any of our other product candidates, which could significantly and materially harm our business.

The terms of our current and future potential marketing approvals for setmelanotide and ongoing regulation may limit how we manufacture and market setmelanotide, and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Regulatory authorities may impose significant restrictions on setmelanotide’s indicated uses or marketing or impose ongoing requirements for potentially costly post approval studies. We and setmelanotide will also be subject to ongoing requirements by the FDA and foreign regulatory authorities, governing labeling, packaging, storage, advertising, promotion, marketing, distribution, importation, exportation, post-approval changes, manufacturing, recordkeeping, and submission of safety and other post market information. Advertising and promotional materials must comply with the FDCA and implementing regulations and foreign regulations, and are subject to FDA and foreign regulatory authorities oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.  The FDA and the other competent foreign authorities have significant post market authority, including, for example, the authority to require labeling changes based on new safety information and to require post market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA and foreign regulatory authorities also has the authority to require, as part of an NDA or similar foreign application or post approval, the submission of a REMS or other specific obligations, which may include Elements to Assure Safe Use. Any REMS or other specific obligations required by the FDA or foreign regulatory authorities may lead to increased costs to assure compliance with new post approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.  The holder of an approved NDA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process, or adding new manufacturers. Similar requirements apply in foreign jurisdictions.

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

Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU member states, both before and after grant of the manufacturing and marketing authorizations. This oversight includes control of compliance with GMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third party manufacturers would be required to ensure that all of our processes, methods, and equipment are compliant with GMP. Failure by us or by any of our third party partners, including suppliers, manufacturers, and distributors to comply with EU laws and the related national laws of individual EU member states governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products, both before and after grant of marketing authorization, and marketing of such products following grant of authorization may result in administrative, civil, or criminal penalties. These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, revocation or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties.

In addition, EU legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products, provides that the EMA and the competent authorities of the EU member states have the authority to require companies to conduct additional post-approval clinical efficacy and safety studies. The legislation also governs the obligations of marketing authorization holders with respect to additional monitoring, AE management and reporting. Under the pharmacovigilance legislation and its related regulations and guidelines, we may be required to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time consuming and expensive and could impact our profitability. Noncompliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.

Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, restrict or regulate post-approval activities with respect to IMCIVREE and affect our ability, or the ability of any future collaborators, to profitably sell our products. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States and elsewhere, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for IMCIVREE or any product candidates approved for sale.

In March 2010, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was signed into law. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affects the U.S. pharmaceutical industry. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, revising the “average manufacturer price” definition, and extending rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well as Medicaid managed care;
●	expansion of the list of entity types eligible for participation in the Public Health Service 340B drug pricing program, or the 340B program, to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempting “orphan drugs,” such as IMCIVREE, from the 340B ceiling price requirements for these covered entities;
●	establishment of the Medicare Part D coverage gap discount program, which requires manufacturers to provide a 70% point of sale discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	a Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
●	establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, including prescription drug spending.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced by 2% under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2030, with the exception of a temporary suspension due to the COVID19 pandemic from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for IMCIVREE or the frequency with which IMCIVREE is prescribed or used.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which was fully implemented in 2019. At this time, it is unclear how the introduction of this Medicare quality payment program will impact overall physician reimbursement. The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Members of Congress and the Biden Administration have indicated they will continue to pursue legislative or administrative measures to control prescription drug costs, although the likelihood of such measures being adopted remains uncertain. For example, the Build Back Better

Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in which we participate, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We participate in and have certain price reporting obligations under the Medicaid Drug Rebate Program, or the MDRP, as a condition of having covered outpatient drugs payable under Medicaid and, if applicable, under Medicare Part B. The MDRP requires us  to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. These rebates are based on pricing data that we must report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. If we become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Our failure to comply with our MDRP price reporting and rebate payment obligations could negatively impact our financial results.

The ACA made significant changes to the MDRP, as described under the risk factor “Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations,” above.  In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ MDRP rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ MDRP rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the MDRP. Additional legislation or the issuance of regulations relating to the MDRP could have a material adverse effect on our results of operations.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration, or HRSA, and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs,” such as IMCIVREE, from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA or other legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order for IMCIVREE or any product candidates, if approved, to be paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we are required to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we must calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.

We also participate in the Tricare Retail Pharmacy program, under which we are required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. CMS, the Department of Health & Human Services Office of Inspector General, and other governmental agencies have pursued manufacturers that were alleged to have failed to report these data to the government in a timely or accurate manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that any submissions we are required to make under the MDRP, the 340B program, the VA/FSS program, the Tricare Retail Pharmacy Program, and other governmental drug pricing programs will not be found to be incomplete or incorrect.

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

We may be subject to federal, state and foreign healthcare laws and regulations. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, substantial civil penalties, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of setmelanotide, if approved. Our arrangements and interactions with healthcare professionals, third party payors, patients and others will expose us to broadly applicable fraud and abuse, antikickback, false claims and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute setmelanotide, if we obtain marketing approval. The U.S. federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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
●	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Penalties for failure to comply with a requirement of HIPAA vary significantly and include civil monetary penalties as well as criminal penalties for knowingly obtaining or disclosing individually identifiable health information in violation of HIPAA. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
●	The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to report payments and other transfers of value to physicians for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers must submit reports on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer, including private insurers. Some state laws require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Other states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

●	Analogous foreign laws and regulations, including restrictions imposed on the promotion and marketing of medicinal products in the EU member states and other countries, restrictions on interactions with healthcare professionals and requirements for public disclosure of payments made to physicians. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

Ensuring that our business arrangements and interactions with healthcare professionals, third party payors, patients and others comply with applicable healthcare laws and regulations will require substantial resources. Various state, federal and foreign regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and applicable non U.S. regulators, provide accurate information to the FDA and applicable non U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Some of these laws and related risks are described under the risk factor “We may be subject to federal and state healthcare laws and regulations. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, substantial civil penalties, reputational harm and diminished profits and future earnings” of this Annual Report.

Actual or perceived failure to comply with data protection, privacy and security laws, regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our financial performance, business and operating results.

In the United States, numerous federal and state laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and regulations implemented thereunder, collectively HIPAA, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of current and future collaborators. We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.  In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In addition, some of our research activities involve minors, which may be subject to additional laws and can require specialized consent processes, privacy protections, and compliance procedures. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission, or FTC, and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the collection and use of personal data, including health and genetic data, is governed by the provisions of the GDPR. The GDPR became effective on May 25, 2018, and imposes strict requirements for the processing of the personal data of individuals within the European Economic Area, or EEA, including health data from clinical trials and AE reporting. In particular, these requirements include certain obligations concerning the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, the EEA and the United Kingdom, security breach notifications, and security and confidentiality of the personal data, and violations of these requirements could result in substantial fines, up to the greater of 20 million Euros or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices for a compulsory audit. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Data protection authorities from the different EU and EEA member states may also interpret the GDPR and national laws differently and impose additional requirements, which adds to the complexity of processing personal data in the EU and the EEA.

Additionally, from January 1, 2021, we have had to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law following Brexit. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term.

Among other requirements, the GDPR and UK GDPR also regulate transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme and imposed further restrictions on the use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the European Commission during this period. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Our failure to comply with our obligations under the GDPR, including any failure to adopt measures to ensure that we can continue to conduct the data processing activities that we initiated in the EU before the GDPR entered into application could adversely impact our ability to use the data generated in our studies. And any actual or perceived failure to comply with these data protection laws or adequately address privacy and security concerns could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we will be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability will depend, in part, on our ability to commercialize setmelanotide in foreign markets for which we intend to rely on collaborations with third parties, including RareStone. If we commercialize setmelanotide in foreign markets, we will be subject to additional risks and uncertainties, including:

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the EU on January 31, 2020 and ratified a trade and cooperation agreement governing its future relationship (commonly referred to as “Brexit”). The agreement, which was applied provisionally from January 1, 2021 and entered into force on May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things.  Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the EU as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since January 1, 2021, however, the United Kingdom operates under a separate regulatory regime to the EU. EU laws regarding medicinal products only apply in respect of the United Kingdom to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). The EU laws that have been transposed into United Kingdom law through secondary legislation remain applicable. While the United Kingdom has indicated a general intention that new laws regarding the development, manufacture and commercialisation of medicinal products in the United Kingdom will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement includes specific provisions concerning medicinal products, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of United Kingdom and EU pharmaceutical regulations. For example, it is not clear to what extent the United Kingdom will adopt legislation aligned with, or similar to, the EU CTR which became applicable on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the United Kingdom and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Brexit also materially impacted the regulatory regime with respect to the approval of our product candidates. Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorisation procedure and can be covered under the decentralized or mutual recognition procedures). As of January 1, 2021, all existing centralized marketing authorizations were automatically converted into United Kingdom marketing authorizations effective in Great Britain and issued with a United Kingdom marketing authorization number on January 1, 2021 (unless marketing authorization holders opted out of this scheme). A separate marketing authorization is now required to market drugs in Great Britain. It is currently unclear whether the regulator in the United Kingdom, the MHRA is sufficiently prepared to handle the increased volume of marketing authorisation applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in Great Britain and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in Great Britain for our product candidates, which could significantly and materially harm our business. The United Kingdom’s withdrawal from the EU and the associated uncertainty has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

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

Our internal computer systems, or those of our third party CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of setmelanotide development programs, regulatory investigations, enforcement actions and lawsuits.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 11.9% of our outstanding voting stock as of December 31, 2021.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Under the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year, and can use such NOLs to offset future taxable income, if any, until such losses are used or, for NOLs arising in taxable years ending on or before December 31, 2017, until such NOLs expire. Other unused tax attributes, such as research tax credits may also be carried forward to offset future taxable income, if any, until such attributes are used or expire. As of December 31, 2021, we had approximately $422.3 million and $385.1 million of unused federal and state NOL carryforwards, respectively, and approximately $9.3 million and $4.2 million of unused federal and state carryforwards of research tax credits, respectively. Of the federal NOL carryforwards at December 31, 2021, $349.2 million can be carried forward indefinitely, while $73.2 million will begin to expire in 2033.  Additionally, as of December 31, 2021, we had federal orphan drug credits related to qualifying research of $15.4 million.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of December 31, 2021, we had 50,283,574 shares of common stock outstanding.

The holders of an aggregate of approximately 5.9 million shares of our common stock, or approximately 11.9% of our total outstanding common stock as of December 31, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act, the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As a public company, and particularly now that we are no longer an emerging growth company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives and we will need to continue to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from product development efforts. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly.

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

In addition, because we no longer qualify as an emerging growth company, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities.

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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have a materially adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Boston, Massachusetts, where we lease approximately 13,600 square feet of office space pursuant to lease agreements expiring in May 2025, with a five-year renewal option to extend the lease. This facility houses our research, clinical, regulatory, commercial and administrative personnel.  See Note 5 to our audited consolidated financial statements included in this report for additional information about this lease.

We believe that our existing facilities are adequate for our near-term needs, but we may need additional space as we grow and expand our operations. We believe that suitable additional or alternative office space would be available as required in the future on commercially reasonable terms.

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

Holders of Common Stock

As of February 22, 2022, there were 20 holders of record of our common stock.  This number does not reflect beneficial owners whose shares are held in street name.

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

The following graph shows the total stockholder return of an investment of $100 in cash at market close on October 5, 2017 (the first day of trading of our common stock) through December 31, 2021 for (1) our common stock, (2) the Nasdaq Composite Index (U.S.) and (3) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.  Discussion and analysis of our 2020 fiscal year specifically, as well as the year-over-year comparison of our 2020 financial performance to 2019, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021.

Overview

We are a global, commercial-stage biopharmaceutical company focused on changing the paradigm for the treatment of rare genetic diseases of obesity, which are characterized by early-onset, severe obesity and hyperphagia, a pathological and insatiable hunger. While obesity affects hundreds of millions of people worldwide, we are advancing IMCIVREE™ (setmelanotide) as a precision medicine strategy for a subset of individuals who have severe obesity due to genetic variants that impair the melanocortin-4 receptor (MC4R) pathway, a pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain ultra-rare genetic diseases of obesity that is approved or authorized in the United States, European Union (EU) or Great Britain. We made IMCIVREE commercially available in the United States for patients 6 years and older with obesity due to proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency in early 2021, and we are working to achieve market access in several European countries in 2022. In addition to initial commercial efforts, we are preparing to bring IMCIVREE to additional populations in 2022 and beyond. We are advancing a broad clinical development program for setmelanotide in patients with additional rare genetic diseases of obesity in an effort to expand the approved indication to bring this potential therapy to approximately 100,000 to 200,000 patients in the United States and a similarly-sized rare patient population in Europe.

IMCIVREE was approved in November 2020 by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. The European Commission (EC) and Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA), in July and September 2021, respectively, granted marketing authorization to IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. These approvals were based on Phase 3 data demonstrating a statistically significant and clinically meaningful reduction of weight and hunger in patients 12 years old or older with severe obesity due to POMC, PCSK1 or LEPR deficiency. In addition to the United States and Europe/UK, we and our partners are seeking approval for IMCIVREE to treat patients with these genetic obesities in Israel, China, Hong Kong and Macau.

Additionally, we are seeking regulatory approvals in the United States and Europe for setmelanotide to treat obesity and control hunger in patients with Bardet-Biedl syndrome (BBS) or Alström syndrome. In November 2021, we announced the U.S. FDA has accepted for filing our supplemental New Drug Application (sNDA) for setmelanotide seeking to expand the approved label to include patients with BBS or Alström syndrome and granted us priority review for this sNDA.  The FDA has assigned a Prescription Drug User Fee Act (PDUFA) goal date of June 16, 2022 for this sNDA. In October 2021, we announced that we submitted a Type II variation application to the European Medicines Agency (EMA) for setmelanotide for the treatment of obesity and control of hunger in adult and pediatric patients 6 years of age and older with BBS or Alström syndrome. These regulatory submissions are based on positive results from a pivotal Phase 3 clinical trial that met its primary and all key secondary endpoints and achieved clinically meaningful and statistically significant reductions in body weight and in hyperphagia associated with these syndromes. The submissions include a series of comprehensive individual patient narratives supporting the disease burden of BBS.  Our belief  is that setmelanotide, if approved, has the potential to offer the first therapeutic option for the early-onset, severe obesity and unrelenting hunger that characterize these syndromes.  Recently, we have decided to withdraw the Alström syndrome indication from the pending Type II variation application based on feedback from the EMA.

We also are advancing a broad clinical development program evaluating setmelanotide in several ongoing and planned clinical trials, and we are leveraging what we believe is the largest known DNA database focused on obesity -

with approximately 45,000 sequencing samples as of December 31, 2021 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Having achieved proof-of-concept in our ongoing exploratory Phase 2 Basket Study evaluating setmelanotide in patients with severe obesity driven by variants in several different MC4R pathway associated genes, we expect to initiate in the first half of 2022, the pivotal Phase 3 EMANATE clinical trial, a randomized, double-blind, placebo-controlled to evaluate setmelanotide in five independent sub-studies in patients with obesity due to a heterozygous variant of the POMC/PCSK1 genes or LEPR gene, certain rare variants of the SRC1 gene or the SH2B1 gene, or the N221D variant in the PCSK1 gene. We also have initiated the Phase 2 DAYBREAK clinical trial designed to evaluate setmelanotide in patients who carry a confirmed variant in one or more of 31 additional genes with strong or very strong relevance to the MC4R pathway. Our broad clinical program evaluating setmelanotide in rare diseases of obesity also includes the ongoing exploratory Phase 2 Basket study, an ongoing Phase 2 study evaluating setmelanotide in patients with hypothalamic obesity, a Phase 3 study in pediatric patients with MC4R pathway deficiencies between the ages of 2 and 6 years old, and potential registration-enabling study with our once-weekly formulation of setmelanotide.

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

On November 2, 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $100 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-260689) filed with the SEC on November 2, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for our common stock. During the year ended December 31, 2021, did not sell any shares of common stock under the Sales Agreement. As of December 31, 2021, there was $100.0 million of common stock remaining available for sale under the ATM.

          Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated any significant product revenue and have financed our operations primarily through the proceeds received from the sales of common and preferred stock, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock.  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through February 2021, we have raised aggregate net proceeds of approximately $611.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. As noted above, we also received $100.0 million from an asset sale, specifically in connection with the PRV Transfer.  In December 2021, we entered into an Exclusive License Agreement with RareStone Group Ltd., and received $7.0 million from the execution of that agreement.

We will not generate significant revenue from product sales until we are able to successfully establish a marketing and commercialization infrastructure for IMCIVREE. IMCIVREE became commercially available to patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency in the U.S. in the first quarter of 2021 and following marketing authorizations in the European Union and Great Britain, we are pursuing a country-by-country strategy to establish market access and reimbursement for IMCIVREE in several countries. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaboration or out license arrangements with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of December 31, 2021 we had an accumulated deficit of $528.9 million. Our net losses were $69.6 million and $134.0 million, for the years ended December 31, 2021 and 2020, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of December 31, 2021, our cash and cash equivalents and short-term investments were approximately $294.9 million.  We expect that our cash and cash equivalents and short-term investments as of December 31, 2021, will enable us to fund our operating expenses into the second half of 2023.

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

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the year ended December 31, 2021 were insignificant.  We expect cost of sales to increase in 2022 as we began to sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.

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

The following table summarizes our current research and development expenses:

	December 31,
Research and development summary	2021	2020
Research and development expense	$104,128	$90,450

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

The following table summarizes our current selling, general and administrative expenses.

	December 31,
Selling, general and administrative summary	2021	2020
Selling, general and administrative expense	$68,486	$46,125

We anticipate that our selling, general and administrative expenses will increase in the future to support continued and expanding business support needs, commercialization for IMCIVREE in the United States and the European Union as well as other international markets as well as increased costs of operating as a global commercial stage biopharmaceutical public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, compliance with exchange listing and SEC expenses, insurance and investor relations costs, among other expenses.

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

Stock-based compensation

We have a 2017 equity incentive plan, or the 2017 Plan. The 2017 Plan provides for the grant of incentive and non-qualified stock options and restricted stock and stock grants to employees, consultants, advisors and directors, as determined by the Board of Directors. As of December 31, 2021, we had reserved 8,994,352 shares of common stock under the 2017 Plan. Shares of common stock issued pursuant to awards are generally issued from authorized but unissued shares. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock, and not less than 110% for participants who own more than 10% of the voting power. Awards granted under the 2017 Plan will vest over periods as determined by our Compensation Committee and approved by our Board of Directors.

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

Income taxes

We account for uncertain tax positions in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 740, Accounting for Income Taxes, or ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2021, we did not have any uncertain tax positions.

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

As of December 31, 2021, we had net operating loss carryforwards to reduce federal and state incomes taxes of approximately $429.3 million and $392.0 million, respectively. If not utilized, these carryforwards begin to expire in 2033. Of the federal net operating loss carryforwards at December 31, 2021, $356.2 million can be carried forward indefinitely.  At December 31, 2021, we also had available research and development tax credits for federal and state income tax purposes of approximately $9.3 million and $3.9 million, respectively.  Additionally, as of December 31, 2021, we had federal orphan drug credits related to qualifying research of $15.4 million.  These tax credit carryforwards begin to expire in 2033 for federal purposes and 2028 for state purposes.

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

Results of Operations

Comparison of years ended December 31, 2021 and 2020.

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,		Change
	2021	2020	$	%

	(in thousands)
Statement of Operations Data:
Product Revenue, net	$3,154	$—	$3,154	NM
Costs and expenses:
Cost of sales	599	—	599	NM
Research and development	104,128	90,450	13,678	15%
Selling, general, and administrative	68,486	46,125	22,361	48%
Total costs and expenses	173,213	136,575	36,638	27%
Loss from operations	(170,059)	(136,575)	(33,484)	25%
Other income, net	100,447	2,579	97,868	3,795%
Net loss	$(69,612)	$(133,996)	$64,384	(48)%

NM=Not meaningful

Product revenue, net increased to $3.2 million in 2021.  There were no product revenues in the comparative prior period.  We recorded our first sales of IMCIVREE in March 2021 and the year ended December 31, 2021 represents our first year of sales subsequent to the approval of IMCIVREE in November 2020.  We expect our initial sales of IMCIVREE will be limited by the ultra-rare nature of the disease and limited number of diagnosed patients in the United States.  To date, all of our product revenue has been generated in the United States.

Cost of sales increased to $0.6 million in 2021.  There were no cost of sales in the comparative prior period. All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the year ended December 31, 2021 were insignificant and primarily reflect the amortization of our capitalized sales based milestone payment made to Ipsen upon our first commercial sale as well as a royalty due to Ipsen on our net product sales.  We expect cost of sales to increase as we begin to sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.

Research and development expense. Research and development expense increased by $13.7 million to $104.1 million in 2021 from $90.5 million in 2020, an increase of 15%. The increase was primarily due to the following:

●	an increase of $11.2 million in our clinical trial costs associated with new and planned clinical trials, including our Phase 2 DAYBREAK and Phase 3 EMANATE trials, Phase 3 pediatrics trial, QTc study, Phase 2 hypothalamic obesity study, and increased enrollment in our long-term extension study. These increases were partially offset by the conclusion of prior studies, including pivotal Phase 3 studies for POMC and LEPR, as well as GO-ID;
●	an increase of $7.7 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs; and

●	an increase of $1.3 million of pre-clinical expenses associated with second generation drug development.

The above increases were partially offset by:

●	a decrease of $3.0 million due to the milestone expenses associated with the license agreement with Ipsen on filing the NDA and MMA for setmelanotide for the treatment of POMC and LEPR deficiency obesities;
●	a decrease of $2.0 million primarily related to purchases of setmelanotide API and drug product for clinical trials and preparation for potential commercialization; and
●	a decrease of $1.4 million in costs associated with accessing sequencing data from third-party biobanks to further our genetic research efforts.

Selling, general and administrative expense. Selling, general and administrative expense increased by $22.4 million to $68.5 million in 2021 from $46.1 million in 2020, an increase of 48%. The increase was primarily due to the following:

●	an increase of $9.9 million due to increased compensation and benefits related costs associated with additions to our executive leadership team, increased headcount to support our expanding business operations as well as to establish commercial operations in the United States and internationally;
●	an increase of $5.9 million due to increased professional fees and consulting services to support the build out of our commercial operations in the United States and internationally as well as corporate legal and consulting support for our international expansion;
●	an increase of $3.7 million related to efforts to drive patient engagement and disease awareness about rare genetic causes of obesity and prepare for the potential commercialization of setmelanotide in the U.S.;
●	an increase of $1.6 million of fees associated with the sale of our PRV to Alexion; and
●	and increase of $1.3 million of employee recruitment and other missellaneous office related expenses to support our expanding business operations in the United States and internationally.

Liquidity and Capital Resources

As of December 31, 2021, our cash and cash equivalents and short-term investments were approximately $294.9 million.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(146,003)	$(121,980)
Investing activities	(62,159)	158,531
Financing activities	166,481	2,009
Net (decrease) increase in cash, cash equivalents and restricted cash	$(41,681)	38,560

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $146.0 million for the year ended December 31, 2021, and consisted primarily of a net loss of $147.9 million adjusted for non-cash items, which consisted of the gain on the sale of the PRV, non-cash stock-based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total source of cash of approximately $1.9 million primarily driven by an increase in accounts payable and accrued expenses of $18.3 million due to the timing of payments, partially offset by an increase of $16.4 million in prepaid expenses, other current and other long term assets.

Net cash used in operating activities was $122.0 million for the year ended December 31, 2020, and consisted primarily of a net loss of $116.1 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $5.9 million for an increase in prepaid assets, accounts payable and accrued expenses due to the timing of payments and an increase in overall operating expenses.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $62.2 million for the year ended December 31, 2021 which relates to the purchases of short-term investments, net of maturities, of $163.7 million, $0.4 million related to the purchase of property plant and equipment and  $5.0 million for the acquisition of an intangible asset, partially offset by the $100.0 million in proceeds from the sale of the PRV and $7.0 million in proceeds from an out-license agreement.

Net cash provided by investing activities for the year ended December 31, 2020 relates to the net maturities of short-term investments of $158.7 million.

Net cash provided by financing activities

Net cash provided by financing activities was $166.5 million for the year ended December 31, 2021, which represents the net proceeds of $161.7 million from our common stock offering in February 2021 and $4.8 million of cash proceeds from the exercise of stock options and the issuance of common stock from our 2017 Employee Stock Purchase Plan, or the ESPP.

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

We expect that our $294.9 million of cash and cash equivalents and short-term investments as of December 31, 2021, will enable us to fund our operating expenses into the second half of 2023. We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Although IMCIVREE has been approved by the FDA in certain indications, and became commercially available in the first quarter of 2021, IMCIVREE may not achieve commercial success. In addition, developing our setmelanotide program is a time-consuming, expensive and uncertain process that may take years to complete, and we may never generate the necessary data or results required to obtain future marketing approvals and achieve product sales. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Milestone and royalty payments associated with our license agreements with Ipsen, Camurus and Takeda, have not been included as contractual obligations as we cannot reasonably estimate if or when they will occur. Under the terms of the Ipsen license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Ipsen may receive aggregate payments of up to $40.0 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales and at December 31, 2021 there were $31.0 million of remaining milestones that may be achieved and due to Ipsen at a future date. We expect to pay Ipsen a $4.0 million milestone in 2022 upon our first commercial sale of IMCIVREE in the Europe.  The majority of the aggregate payments under the Ipsen license agreement are for milestones that may be achieved no earlier than first commercial sale of setmelanotide. In the event that we enter into a sublicense agreement, we will make payments to Ipsen, depending on the date of the sublicense agreement, ranging from 10% to 20% of all revenues actually received under the sublicense agreement. Under the terms of the Camurus license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Camurus may receive aggregate payments of up to $64.75 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales and at December 31, 2021 there were $63.5 million of remaining milestones that may be achieved and due to Camurus at a future date. We expect to pay Camurus a $1.0 million milestone in 2022 upon the achievement of a development milestone. The majority of the aggregate payments under the Camurus license agreement are for milestones that may be achieved no earlier than first commercial sale of this formulation of setmelanotide.  Under the terms of the Takeda license agreement, assuming that RM-853, is successfully developed, receives regulatory approval and is commercialized, Takeda may receive aggregate payments of up to $140.0 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales. The majority of the aggregate payments under the Takeda license agreement are for milestones that may be achieved no earlier than first commercial sale of the RM-853.

Based  on  our  current  development  plans as of December 31, 2021,  potential payments due to third parties, during  the  next  12  months  from  the  filing  of  this  Annual  Report are estimated to be approximately $5.0 million in commercial and development milestones, in connection with our license agreements. These milestones generally become  due  and  payable  upon achievement of such milestones or sales.  When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in our financial statements and are excluded from the table below.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2021. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rhythm Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rhythm Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Rhythm Pharmaceuticals, Inc. (the

Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 1, 2022

Item 9B.	Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, regarding our common stock that may be issued under (1) our 2017 Equity Incentive Plan, or the 2017 Plan; and (2) our 2017 Employee Stock Purchase Plan, or the 2017 ESPP.

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price	Available for Future
	of Outstanding Options,	of Outstanding Options,	Issuance Under Equity
Plan Category:	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by stockholders
2017 Plan	7,129,333	$21.84	1,865,019
2017 ESPP	—	—	962,942
Equity compensation plans not approved by stockholders	—	—	—
Total	7,129,333	$21.84	2,827,961

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

Other

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

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

3. List of Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
2.1	Asset Purchase Agreement, dated January 5, 2021, between the Registrant and Alexion Pharmaceuticals, Inc.	8-K	1/5/2021	2.1
3.1	Amended and Restated Certificate of Incorporation.	10-Q	5/4/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/11/2020	3.1
4.1	Form of Common Stock Certificate.	S-1/A	9/25/2017	4.1
4.2.1	Amended and Restated Investors' Rights Agreement, dated August 21, 2017.	S-1	9/5/2017	4.2
4.2.2	Amendment No. 1 to Amended and Restated Investors' Rights Agreement, dated January 25, 2021.	10-Q	11/02/2021	4.1
4.3	Form of Indenture to be entered into between the Registrant and a trustee acceptable to the registrant.	S-3	11/2/2021	4.3

4.4	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/2/2020	4.5
10.1†	Form of Indemnification Agreement.	S-1/A	9/25/2017	10.1
10.2†	2015 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	S-1/A	9/25/2017	10.21
10.3.1†	2017 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	10-Q	11/14/2017	10.2
10.3.2†	2017 Equity Incentive Plan Restricted Stock Unit Award Agreement	10-K	3/2/2020	10.18
10.4.1†	2017 Employee Stock Purchase Plan	10-Q	11/14/2017	10.10
10.4.2†	First Amendment to the 2017 Employee Stock Purchase Plan	S-1	6/18/2018	10.17
10.5.1†*	2022 Employment Inducement Plan and Form of Option Agreement
10.5.2†*	2022 Employment Inducement Plan Form of Restricted Stock Unit Agreement
10.6†*	Summary of Non-Employee Director Compensation Policy
10.7‡	License Agreement, dated March 21, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Ipsen Pharma S.A.S.	S-1	9/5/2017	10.6
10.8‡	License Agreement, dated January 4, 2016, by and between the Registrant and Camurus AB.	S-1	9/5/2017	10.8
10.9‡	License Agreement, dated March 30, 2018, by and between the Registrant and Takeda Pharmaceutical Company Limited.	10-Q	5/14/2018	10.1
10.10‡‡*	License Agreement, dated December 3, 2021, by and between the Registrant and RareStone Group Ltd.
10.11.1‡	Development and Manufacturing Services Agreement, dated July 17, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Peptisyntha Inc. (n/k/a Corden Pharma International).	S-1	9/5/2017	10.7
10.12.2‡	First Amendment to Development and Manufacturing Services Agreement, dated February 20, 2020, by and between the Registrant and Corden Pharma Brussels S.A.	10-Q	5/4/2020	10.3

10.13.3‡	Second Amendment to Development and Manufacturing Services Agreement, dated July 15, 2020, by and between the Registrant and Corden Pharma Brussels S.A.	10-Q	8/3/2020	10.1
10.14	Development and Manufacturing Services Agreement, dated as of December 21, 2016, by and between Registrant and Recipharm Monts S.A.S.	S-1	9/5/2017	10.15
10.15.1	Lease, dated November 25, 2015, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	S-1	9/5/2017	10.11
10.16.2	First Amendment to Lease, dated April 15, 2016, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	10-K	3/8/2019	10.9
10.17.3	Second Amendment to Lease, dated August 6, 2018, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	8-K	8/9/2018	10.1
10.18†	Offer Letter, dated December 21, 2017, by and between the Registrant and Hunter Smith.	10-Q	5/4/2020	10.2
10.19†	Offer Letter, dated September 4, 2020, by and between the Registrant and Yann Mazabraud.	10-Q	11/2/2020	10.1
10.20†	Offer Letter, dated May 10, 2018, by and between the Registrant and Simon D. Kelner.	10-K	3/1/2021	10.15
10.21.1†	Offer Letter, dated September 14, 2018, by and between the Registrant and Murray Stewart M.D.	10-K	3/1/2021	10.15
10.21.2†*	Consulting Agreement, dated September 11, 2021, by and between the Registrant and Murray Stewart, D.M., F.R.C.P.
10.22†	Offer Letter, dated September 25, 2020, by and between the Registrant and Jennifer Chien.	10-K	3/1/2021	10.16
10.23†	Offer Letter, dated July 16, 2020, by and between the Registrant and David P. Meeker M.D.	8-K	7/21/2020	10.1
10.24†	Offer Letter, dated July 9, 2021, by and between the Registrant and Pamela Cramer	10-Q	08/03/2021	10.1
10.25†	Offer Letter, dated September 1, 2021, by and between the Registrant and Linda Shapiro Manning, M.D.	10-Q	11/02/2021	10.2
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*            Filed herewith.

**          Furnished and not filed herewith.

†            Indicates management contract or compensatory plan.

‡            Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act.

‡‡

Indicates that portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and the registrant customarily and actually treats such information as private or confidential.

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

Name	Title	Date

/s/ David P. Meeker M.D.	Chief Executive Officer, Director, Chairman of the Board	March 1, 2022
David P. Meeker M.D.	(Principal Executive Officer)

/s/ Hunter Smith	Chief Financial Officer	March 1, 2022
Hunter Smith	(Principal Financial Officer)

/s/ William T. Roberts	Chief Accounting Officer	March 1, 2022
William T. Roberts	(Principal Accounting Officer)

/s/ Edward T. Mathers	Lead Director	March 1, 2022
Edward T. Mathers

/s/ Stuart Arbuckle	Director	March 1, 2022
Stuart Arbuckle

/s/ Camille L. Bedrosian, M.D.	Director	March 1, 2022
Camille L. Bedrosian M.D.

/s/ Jennifer L. Good	Director	March 1, 2022
Jennifer L. Good

/s/ Christophe R. Jean	Director	March 1, 2022
Christophe R. Jean

/s/ David W. J. McGirr	Director	March 1, 2022
David W. J. McGirr

/s/ Lynn A. Tetrault	Director	March 1, 2022
Lynn A. Tetrault

RHYTHM PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rhythm Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rhythm Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

The Company’s total accrued expenses and other current liabilities were $30.1 million at December 31, 2021, which included the estimated obligation for research and development expenses incurred as of December 31, 2021 but not paid as of that date. In addition, the Company’s total prepaid expenses and other current assets were $12.5 million and other long-tem assets were $11.8 million at December 31, 2021, which included amounts that were paid in advance of services incurred pursuant to research and development activities. As discussed in Note 2 of the consolidated financial statements, the Company’s research and development expenses are based on the Company’s estimates of the progress of the related studies or clinical trials, including the phase or completion of events, invoices received, and contracted costs, which results in an accrual or prepayment at period end.

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

To evaluate the Company’s estimate of services incurred as of period end pursuant to its research and development activities, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions stated above that are used by management to estimate the recorded amounts. To assess the reasonableness of the significant assumptions, we obtained information regarding the nature and extent of progress of clinical trials and other activities from the Company’s research and development personnel that oversee the clinical trials and obtained information directly from third parties which indicated the third parties’ estimate of costs incurred to date. To evaluate the completeness and valuation of the accrued or prepaid research and development expenses, we compared invoices received by the Company subsequent to December 31, 2021 to the amounts recognized by the Company as of that date. We inspected the Company’s contracts with third parties and any pending change orders to assess the impact to the amounts recorded. We also independently estimated the services incurred by the respective third-party and compared it to the amount recognized by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 1, 2022

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$59,248	$100,854
Short-term investments	235,607	71,938
Accounts receivable	1,025	—
Prepaid expenses and other current assets	12,507	8,876
Total current assets	308,387	181,668
Property and equipment, net	2,813	3,195
Right-of-use asset	1,522	1,807
Intangible assets, net	4,658	—
Restricted cash	328	403
Other long-term assets	11,815	—
Total assets	$329,523	$187,073
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,737	$4,900
Accrued expenses and other current liabilities	30,084	12,559
Contract liability	7,000	—
Lease liability	606	535
Total current liabilities	43,427	17,994
Long-term liabilities:
Lease liability	1,945	2,551
Total liabilities	45,372	20,545
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 50,283,574 and 44,235,903 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	50	44
Additional paid-in capital	813,041	625,762
Accumulated other comprehensive (loss) income	(1)	49
Accumulated deficit	(528,939)	(459,327)
Total stockholders’ equity	284,151	166,528
Total liabilities and stockholders’ equity	$329,523	$187,073

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Product revenue, net	$3,154	$—	$—
Costs and expenses:
Cost of sales	599	—	—
Research and development	104,128	90,450	109,450
Selling, general, and administrative	68,486	46,125	36,550
Total costs and expenses	173,213	136,575	146,000
Loss from operations	(170,059)	(136,575)	(146,000)
Other income:
Other income	100,000	—	—
Interest income, net	447	2,579	5,271
Total other income, net	100,447	2,579	5,271
Net loss	$(69,612)	$(133,996)	$(140,729)
Net loss per share, basic and diluted	(1.40)	(3.04)	(3.86)
Weighted-average common shares outstanding, basic and diluted	49,600,294	44,127,220	36,422,450

Other comprehensive loss:
Net loss	$(69,612)	$(133,996)	$(140,729)
Unrealized (loss) gain on marketable securities	(1)	49	144
Comprehensive loss	$(69,613)	$(133,947)	$(140,585)

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	34,410,725	34	430,824	—	(184,602)	246,256
Stock compensation expense	—	—	11,875	—	—	11,875
Issuance of common stock in connection with ESPP	25,871	—	558	—	—	558
Issuance of common stock in connection with exercise of stock options	235,833	1	1,563	—	—	1,564
Issuance of common stock upon completion of public offering, net of offering costs	9,324,324	9	161,343	—	—	161,352
Change in unrealized gain on marketable securities	—	—	144	—	—	144
Net loss	—	—	—	—	(140,729)	(140,729)
Balance at December 31, 2019	43,996,753	$44	$606,307	$—	$(325,331)	$281,020
Stock compensation expense	—	—	17,455	—	—	17,455
Issuance of common stock in connection with ESPP	30,052	—	522	—	—	522
Issuance of common stock in connection with exercise of stock options	209,098	—	1,478	—	—	1,478
Change in unrealized gain on marketable securities	—	—	—	49	—	49
Net loss	—	—	—	—	(133,996)	(133,996)
Balance at December 31, 2020	44,235,903	$44	$625,762	$49	$(459,327)	$166,528
Stock compensation expense	—	—	20,804	—	—	20,804
Issuance of common stock in connection with ESPP	38,051	—	621	—	—	621
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	259,620	—	4,134	—	—	4,134
Issuance of common stock upon completion of public offering, net of offering costs	5,750,000	6	161,720	—	—	161,726
Unrealized loss on marketable securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(69,612)	(69,612)
Balance at December 31, 2021	50,283,574	$50	$813,041	$(1)	$(528,939)	$284,151

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020

Operating activities
Net loss	$(69,612)	$(133,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,804	17,455
Gain on sale of priority review voucher	(100,000)	—
Depreciation and amortization	1,158	690
Non-cash rent expense	(250)	(234)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,600)	551
Other long-term assets	(11,815)	—
Accounts payable, accrued expenses and other current liabilities	18,312	(6,446)
Net cash used in operating activities	(146,003)	(121,980)
Investing activities
Purchases of short-term investments	(524,972)	(86,869)
Maturities of short-term investments	361,247	245,614
Proceeds from sale of priority review voucher	100,000	—
Proceeds from out-license agreement	7,000	—
Milestone obligation under license agreement	(5,000)	—
Purchases of property and equipment	(434)	(214)
Net cash (used in) provided by investing activities	(62,159)	158,531
Financing activities
Net proceeds from issuance of common stock	161,726	—
Proceeds from the exercise of stock options	4,134	1,487
Proceeds from issuance of common stock from ESPP	621	522
Net cash provided by financing activities	166,481	2,009
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,681)	38,560
Cash, cash equivalents and restricted cash at beginning of period	101,257	62,697
Cash, cash equivalents and restricted cash at end of period	$59,576	$101,257

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company focused on changing the paradigm for the treatment of rare genetic diseases of obesity, which are characterized by early-onset, severe obesity and hyperphagia, a pathological and insatiable hunger. While obesity affects hundreds of millions of people worldwide, we are advancing IMCIVREE™ (setmelanotide) as a precision medicine strategy for a subset of individuals who have severe obesity due to genetic variants that impair the melanocortin-4 receptor (MC4R) pathway, a pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain ultra-rare genetic diseases of obesity that is approved or authorized in the United States, European Union (EU) or Great Britain. We made IMCIVREE commercially available in the United States for patients 6 years and older with obesity due to proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency in early 2021, and we are working to achieve market access in several European countries in 2022. In addition to initial commercial efforts, we are preparing to bring IMCIVREE to additional populations in 2022 and beyond. We are advancing a broad clinical development program for setmelanotide in patients with additional rare genetic diseases of obesity in an effort to expand the approved indications in the United States and Europe.

The Company is a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc. The Company has wholly owned subsidiaries in the US, Ireland, the United Kindgdom and the Netherlands.

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

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the twelve months ended December 31, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of December 31, 2021, the Company had an accumulated deficit of $528,939.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales, outlicensing the rights to IMCIVREE in certain markets,  as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

In February 2021, the Company completed the sale of a Rare Pediatric Disease Priority Review Voucher, or PRV, that it received in connection with the approval of IMCIVREE for $100,000. As the PRV did not have a carrying value, the gain recognized within Other income (loss) was equal to the gross proceeds received, with costs related to the sale of the voucher recorded within selling, general and administrative expenses.  Additionally in February 2021, the Company completed a public offering of 5,750,000 shares of common stock at an offering price of $30.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 750,000 additional shares of common stock. The Company received approximately $161,550 in net proceeds after deducting underwriting discounts, commissions and  offering expenses. The net proceeds from the sale of the PRV Transfer and this offering, or the February 2021 public offering, were approximately $260,050 after deducting underwriting discounts and commissions and estimated offering expenses.

In November 2021, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $100 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-260689) filed with the SEC on November 2, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for our common stock. During the year ended December 31, 2021, the Company did not sell any shares of common stock under the Sales Agreement. As of December 31, 2021, there was $100.0 million of common stock remaining available for sale under the ATM.

In December 2021, the Company entered into an exclusive License Agreement and a Share Purchase Agreement (the “Agreement”) for the development and commercialization of IMCIVREE (Setmelanotide) in China with RareStone Group Ltd. and  received cash proceeds of $7,000.

At December 31, 2021, the Company had $294,855 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out license arrangements, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations through at least the next twelve months from the filing of this Annual Report on Form 10-K with the SEC.

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

Dividend Policy

We have never paid a cash dividend on shares of our stock. We currently do not anticipate paying any cash dividends on our stock in the foreseeable future.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. At December 31, 2021, all of the Company’s revenue was generated from a single customer in the United States.

The Company relies on third-party manufacturers and suppliers for manufacturing and supply of its product. The inability of the suppliers or manufacturers to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with the suppliers or manufacturer, or an adverse change in their business, could materially impact future operating results.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents includes bank demand deposits, U.S. treasury bills and money market funds that invest primarily in U.S. government treasuries.

Short-term Investments

Short-term investments consist of investments with maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the years ended December 31, 2021, 2020, and 2019, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of December 31, 2021 and 2020, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.

Restricted Cash

Restricted cash consists of security deposits in the form of letters of credit placed in separate restricted bank accounts as required under the terms of the Company’s lease arrangement for its corporate office in Boston, Massachusetts and the Company’s corporate travel credit card.

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contract with its customer has standard payment terms that generally require payment within 45 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customer. At December 31, 2021, the Company determined an allowance for doubtful account was not required based upon our review of contractual payments and our customer circumstances.

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

Revenue from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, upon transfer of title to the customer because at that point in time we have no ongoing obligations to the customer.  There are no other performance obligations besides the sale of product.  We classify payments to our customer or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our consolidated statements of operations.  Otherwise, payments to a customer or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below.  Taxes collected from the customer relating to product sales and remitted to governmental authorities are excluded from revenue.  Because our payment terms are generally forty-five days, the Company conclude there is not a significant financing component because the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less.  The Company expenses incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that we would have recognized is one year or less.

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

For the year ended December 31, 2021, we recorded product revenue, net, of $3,154.  The table that summarizes balances and activity in each of the product revenue allowance and reserve categories has not been included due to the immateriality of the revenue recognized during the period.

Cost of Product Sales

Prior to receiving approval from the FDA in November 2020 to sell IMCIVREE in the United States, the Company expensed all costs incurred related to the manufacture of IMCIVREE as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates.  Subsequent to receiving FDA approval in November 2020, the Company has capitalized a nominal amount of inventory related costs that were incurred subsequent to FDA approval. At December 31, 2021, the Company had $111 of inventory recorded as a component of other current assets on the consolidated balance sheet.

Intangible Assets, net

Definite-lived intangible assets related to capitalized milestones under license agreements are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life. If our estimate of the product’s useful life is shorter than the remaining patent life, then a shorter period is used. Amortization expense is recorded as a component of cost of sales on the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the years ended December 31, 2021, 2020 and 2019.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of costs incurred in advance of services being received, including services related to clinical trial programs.  Prepaid expenses and other current assets consists of the following:

	December 31,
	2021	2020
Prepaid research and development costs	$8,404	$5,828
Other current assets	4,103	3,048
Prepaid expenses and other current assets	$12,507	$8,876

Property and Equipment

Property and equipment consists of the following:

	Useful	December 31,
	Life	2021	2020
Leasehold improvements	*	$2,705	$2,705
Office equipment	5 years	107	70
Computers and software	3 years	1,010	625
Furniture, fixtures and equipment	5 years	1,249	1,237
		5,071	4,637
Less accumulated depreciation and amortization		(2,258)	(1,442)
Property and equipment, net		$2,813	$3,195

*Shorter of asset life or lease term.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2021, 2020 and 2019 was $816, $690, and $834, respectively.

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

The Company’s cash equivalents and marketable securities at December 31, 2021 and 2020 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2021 and 2020, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2021 and 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by adjusting the weighted-average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For purposes of the diluted net loss per share calculation, stock options, restricted stock units and performance stock units are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect, for the periods indicated:

	Year Ended
	December 31,
	2021	2020	2019
Stock options	5,737,599	5,199,235	3,428,497
Restricted stock units	435,589	176,537	—
Performance stock units	956,145	—	—
Potential common shares	7,129,333	5,375,772	3,428,497

Comprehensive Loss

Comprehensive loss represents the net change in stockholders’ equity during a period from sources other than transactions with shareholders. As reflected in the accompanying consolidated statements of operations and comprehensive loss, our comprehensive loss is comprised of net losses and unrealized gains and losses on marketable debt securities.  These changes in equity are reflected net of tax.

Patent Costs

Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expenses. Patent costs were $332, $524 and $472 for the years ended December 31, 2021, 2020 and 2019, respectively.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.  See Note 14.

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

3. Accrued Expenses

Accrued expenses consists of the following:

	December 31,	December 31,
	2021	2020
Research and development costs	$17,480	$5,815
Professional fees	2,163	648
Payroll related	8,371	5,916
Other	2,070	180
Accrued expenses	$30,084	$12,559

4. Fair Value of Financial Assets

As of December 31, 2021 and 2020, the carrying amount of cash and cash equivalents and short-term investments was $294,855 and $172,792, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Commercial Paper	$—	$—	$—	$—
Money Market Funds	48,297	—	—	48,297
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	235,607	—	235,607
Total	$48,297	$235,607	$—	$283,904

	Fair value Measurements as of
	December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$36,242	$—	$36,242
Money Market Funds	63,182	—	—	63,182
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	71,938	—	71,938
Total	$63,182	$108,180	$—	$171,362

Marketable Securities

The following tables summarize the Company's marketable securities:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$235,608	$50	$(51)	$235,607
	$235,608	$50	$(51)	$235,607

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$71,895	$43	$—	$71,938
	$71,895	$43	$—	$71,938

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 3.6 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of December 31, 2021, the Company has not entered into any lease arrangements classified as a finance lease.

Under FASB ASC Topic 842, Leases, the Company determines, at the inception of the contract, whether the contract is or contains a lease based on whether the contract provides the Company the right to control the use of a physically distinct asset or substantially all of the capacity of an asset. Leases with an initial noncancelable term of twelve months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are classified as short-term leases.  The Company has elected as an accounting policy to exclude from the consolidated balance sheets a right of use asset and lease liability for short-term leases.

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

The Company’s corporate headquarters is located in Boston, Massachusetts.  This facility houses the Company’s research, clinical, regulatory, commercial and administrative personnel.  The Company’s lease agreement commenced May 2019 and has a term of six years with a five-year renewal option to extend the lease. As of January 1, 2019, the Company did not included the five-year renewal option to extend the lease in its measurement of the ROU asset or lease liability. Rent expense, or operating lease costs, for the years ended December 31,  2021, 2020 and 2019 were $551, $551 and $629, respectively.

Supplemental cash flow information related to the Company’s lease for the years ended December 31, 2021 and 2020, includes cash payments of $802 and $786, respectively used in the measurement of its operating lease liability.

The following table presents the maturities of the Company’s operating lease liability related to office space as of December 31, 2021, all of which is under a non-cancellable operating lease:

Operating Lease
2022	$818
2023	834
2024	851
2025	502
Thereafter	—
Total operating lease payments	3,005
Less: imputed interest	454
Total operating lease liability	$2,551

6. Intangible Assets, Net

As of December 31, 2021, the Company’s definite-lived intangible assets, which totaled $4,658, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021.

As of December 31, 2021, amortization expense for the next five years and beyond is summarized as follows:

2022	$455
2023	455
2024	455
2025	455
2026	455
Thereafter	2,383
Total	$4,658

The Company began amortizing its finite-lived intangible assets in April 2021 over an 11 year period based on IMCIVREE’s expected patent exclusivity period. Amortization expense totaled $342 for the year ended

December 31, 2021. Amortization expense is recorded as a component of cost of sales on the consolidated statements of operations and comprehensive loss.

7. Common Stock

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

8. Stock-based Compensation

2017 Equity Incentive Plan

The Rhythm Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Pan”)  provides for the grant of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and stock grants to employees, consultants, advisors and directors of us or our affiliates, as determined by the board of directors.  The number of shares authorized under the 2017 Plan will be increased each January 1, commencing on January 1, 2018 and ending on (and including) January 1, 2027, by an amount equal to 4% of the outstanding shares of stock outstanding as of the end of the immediately preceding fiscal year. On January 1, 2022, 2021 and 2020, 2,011,343, 1,769,436 and 1,759,870 shares, respectively, were added to the 2017 Plan.  Notwithstanding the foregoing, the board of directors may act prior to January 1 for a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 Plan for such year, or that the increase in the number of shares authorized under the 2017 Plan for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.  Shares of common stock issued upon exercise of stock options are generally issued from new shares of the Company. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company, and not less than 110% for participants who own more than 10% of the Company's voting power. Awards granted under the 2017 Plan will vest over periods as determined by the Company's board of directors. For options granted to date, the exercise price equaled the fair value of the common stock as determined by the board of directors on the date of grant.

As of December 31, 2021, an aggregate of 8,994,352 shares of common stock were authorized for issuance under the 2017 Plan, of which a total of approximately 1,865,019 shares of common stock remained available for future awards. In addition, a total of 7,129,333 shares of common stock reserved for issuance were subject to currently outstanding stock options, performance share units and restricted stock units granted under the Plan.

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

During the years ended December 31, 2021, 2020 and 2019, the Company granted 1,678,230, 2,546,075 and 1,445,200 stock option awards to certain directors, employees and non-employees, respectively.  Using the Black-Scholes option pricing model, the weighted-average grant date fair value relating to outstanding stock options granted under the Company’s stock option plan during the years ended December 31, 2021, 2020 and 2019 was $15.69, $13.25 and $17.19, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $2,688, $2,661 and $3,844, respectively.

The fair value of stock options granted to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended
	December 31,
	2021	2020	2019
Risk‑free interest rate	0.79%	0.76%	2.40%
Expected term (in years)	6.11	6.08	6.07
Expected volatility	69.80%	70.67%	66.03%
Expected dividend yield	—	—	—

A summary of the Company's stock option activity for the year ended December 31, 2021 is as follows:

			Weighted‑
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2020	5,199,235	$21.30	7.57	$45,233
Granted	1,678,230	25.24	—	—
Exercised	(232,037)	17.81	—	2,688
Cancelled	(907,829)	26.04	—	—
Outstanding as of December 31, 2021	5,737,599	$21.84	6.73	$3,214
Options exercisable at December 31, 2021	2,861,174	$20.24	5.09	$3,178

The Company may grant Restricted Stock Units (RSUs) to employees and nonemployee directors. Each RSU represents a right to receive one share of the Company's common stock upon the completion of a specific period of continued service. RSU awards granted are valued at the market price of the Company's common stock on the date of grant. The Company recognizes stock-based compensation expense for the fair values of these RSUs on a straight-line basis over the requisite service period of these awards.

A summary of the Company's restricted stock unit activity for the year ended December 31, 2021 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of December 31, 2020	176,537	$19.50
Granted	403,465	21.97
Vested	(27,583)	17.87
Cancelled	(116,830)	24.67
Unvested as of December 31, 2021	435,589	$15.74

As of December 31, 2021, the aggregate intrinsic value of non-vested RSUs was $4,347.

In November 2021, the Company granted up to a maximum of 956,145 Performance Stock Units (PSUs) to employees. Each PSU represents a right to receive one share of the Company's common stock upon vesting. The performance-based stock units granted in 2021 will vest on December 31, 2023 based upon i) continued service and ii) the achievement of specific clinical development and regulatory performance events, as approved by the compensation committee. PSU awards granted are valued at the market price of the Company's common stock on the date of grant. The Company recognizes stock-based compensation expense for the fair value of these PSUs for the awards that are probable of vesting over the service period. During each financial period, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goal is known. At December 31, 2021, the Company estimates that 51.6% of the PSUs granted in November 2021 will be eligible to vest.

A summary of the Company's performance stock unit activity for the year ended December 31, 2021 is as follows:

Weighted-
Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of December 31, 2020	—	$—
Granted	956,145	13.24
Vested	—	—
Cancelled	—	—
Unvested as of December 31, 2021	956,145	$13.24

The following table summarizes the classification of the Company's stock-based compensation expenses related to stock options, restricted stock units and the employee stock purchase plan recognized in the Company's consolidated statements of operations and comprehensive loss.

	Year Ended
	December 31,
	2021	2020	2019
Research and development	$7,687	$6,055	$5,163
Selling, general, and administrative	13,117	11,400	6,712
Total	$20,804	$17,455	$11,875

Stock-based compensation expense by award type recognized during the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended
	December 31,
	2021	2020	2019
Stock options	$17,988	$15,915	$11,667
Employees stock purchase plan	310	180	208
Restricted stock units	1,924	1,360	—
Performance stock units	582	—	—
Total	$20,804	$17,455	$11,875

During 2021, 2020 and 2019, there were certain awards subject to modification accounting. Per terms of separation with a former employee, the employee’s stock option awards were amended to provide for accelerated vesting and extended time to exercise vested options.  As a result, the Company recognized incremental expense for the stock option awards of $141, $2,880 and $56, respectively.

As of December 31, 2021, the Company has unrecognized compensation cost of $35,694 related to non-vested employee, non-employee and director stock option awards that is expected to be recognized over a weighted-average period of 2.57 years.  The Company has unrecognized compensation cost of $14,838 related to non-vested employee restricted stock unit and performance stock unit awards that is expected to be recognized over a weighted-average period of 2.30 years.

2017 Employee Stock Purchase Plan

The Company has a 2017 Employee Stock Purchase Plan, or the 2017 ESPP, which became effective in connection with the completion of the Company’s IPO in October 2017.  As of December 31, 2021, a total of 962,942 shares of common stock were reserved for issuance under the 2017 ESPP. In addition, the number of shares authorized under the 2017 ESPP will be increased each January 1, commencing on January 1, 2019 and ending on (and including) January 1, 2027, by an amount equal to the lesser of 1% of outstanding shares as of the end of the immediately preceding fiscal year. On January 1, 2021, 2020 and 2019, zero, 439,968 and 344,107 shares, respectively, were added to the 2017 ESPP.  Notwithstanding the foregoing, the board of directors may act prior to January 1 of a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 ESPP for such year, or that the increase in the number of shares authorized under the 2017 ESPP for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.  The board of directors elected not to increase the pool on January 1, 2021.  During the year ended December 31, 2021, 38,051 shares were issued under this plan.

The purchase price of common stock under our ESPP is equal to 85.0% of the lower of (i) the market value per share of the common stock on the first business day of an offering period or (ii) the market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under our ESPP is calculated using the Black-Scholes model. The fair value of the look-back provision plus the 15.0% discount is recognized as compensation expense over the 6 month purchase period.

9. Significant Agreements

License Agreements

RareStone Group Ltd.

In December 2021, the Company entered into an Exclusive License Agreement with RareStone Group Ltd., or the RareStone License. Pursuant to the RareStone License, we granted to RareStone an exclusive, sublicensable, royalty-bearing license under certain patent rights and know-how to develop, manufacture, commercialize and otherwise exploit any pharmaceutical product that contains setmelanotide in the diagnosis, treatment or prevention of conditions and diseases in humans in China, including mainland China, Hong Kong and Macao. RareStone has a right of first negotiation in the event that the Company chooses to grant a license to develop or commercialize the licensed product in Taiwan. The arrangement includes a license and an additional performance obligation to supply product upon the request of RareStone.

According to the terms of the RareStone License, RareStone has agreed to seek local approvals to commercialize IMCIVREE for the treatment of obesity and hyperphagia due to biallelic proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency, as well as Bardet-Biedl and Alström syndromes. Additionally, RareStone has agreed to fund efforts to identify and enroll patients from China in the Company’s global EMANATE trial, a Phase 3, randomized, double-blind, placebo-controlled trial to evaluate setmelanotide in five independent sub-studies in patients with obesity due to a heterozygous variant of POMC/PCSK1 or LEPR; certain variants of the SRC1 gene, certain variants of the SH2B1 gene, or PCSK1 N221D deletions within the MC4R pathway. According to the terms of the RareStone License, RareStone made an upfront payment to Rhythm of $7,000 and issued $5,000  in equity to the Company. Rhythm will be eligible to receive development and commercialization milestones of up to $62,500, as well as tiered royalty payments on annual net sales of IMCIVREE. As of December 31, 2021, the Company received the upfront payment of $7,000, however the Company has not fulfilled its obligations related to the transfer of know how related to the license, and as such, the upfront payment was recorded as a contract liability on the consolidated balance sheet as of December 31, 2021.  The $5,000 of RareStone equity was issued to Rhythm subsequent to December 31, 2021.

Ipsen Pharma S.A.S.

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

The Company capitalized a $5,000 commercial milestone as a finite-lived intangible asset, as a result of the first commercial sale of IMCIVREE in the U.S. during March 2021. The Company recorded milestone expenses related to this license agreement of $3,000 during the year ended December 31, 2020. The expenses were recorded as research and development expenses when the milestone criteria were met in full during 2020.  There are no research and development expenses related to milestones recorded in 2021 or 2019.

Camurus

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

Takeda

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

10. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to various litigation arising in the ordinary course of business. The Company is not presently subject to any pending or threatened litigation that it believes, if determined adversely to the Company, individually, or taken together, would reasonably be expected to have a material adverse effect on its business or financial results.

Other

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods, or royalties on future sales of specified products.  See Note 9 for discussion of these arrangements.  Additionally, the Company is party to various contracts with CROs and CMOs that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.

Based  on  the Company’s  current  development  plans as of December 31, 2021,  potential payments due to third parties during  the  next  12  months  from  the  filing  of  this  Annual  Report on  Form  10-K are estimated be approximately $5,000 in commercial and development milestones, in connection with our license agreements. These milestones generally become  due  and  payable  upon achievement of such milestones or sales and achievement of development milestones.  When the  achievement  of  these  milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.

11. Related-Party Transactions

Amounts paid directly to consultants and vendors considered to be related parties amounted to $1,961, $3,221, and $2,489 for the years ended December 31, 2021, 2020 and 2019, respectively. Outstanding payments due to these related parties as of December 31, 2021 and 2020 were $50 and $187, respectively, and were included within accounts payable on the consolidated balance sheets.

12. Income Tax

For the years ended December 31, 2021, 2020 and 2019 the Company did not have a current or deferred income tax expense or benefit as the entity has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

A reconciliation of the income tax benefit at the federal statutory tax rate to the Company's effective income tax rate is as follows:

	As of
	December 31,
	2021	2020	2019
Statutory tax rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	7.45%	6.32%	6.75%
Research and development credit	2.94%	1.46%	2.49%
Orphan drug credit	7.58%	2.40%	1.85%
Tax law change	—%	—%	—%
Stock compensation	(1.05)%	(0.53)%	(0.10)%
Investor instrument revaluation	—%	—%	—%
Other	(0.47)%	(0.30)%	0.20%
Change in valuation allowance	(37.45)%	(30.35)%	(32.19)%
Effective tax rate	—%	—%	—%

The principal components of the Company's deferred tax assets and liabilities are as follows:

	As of
	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$113,098	$102,367
Research and development credits	13,477	10,347
Orphan drug credit	15,385	10,110
Capitalized license fee	2,651	2,492
Stock-based compensation	9,150	6,621
Deferred revenue	1,901	—
Other	2,976	2,267
Total deferred tax assets	158,638	134,204
Valuation allowance	(158,211)	(133,596)
Net deferred tax assets	427	608
Deferred tax liabilities:
Operating lease right-of-use asset and other	(427)	(608)
Total deferred tax liabilities	$(427)	$(608)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2021 and 2020, because the Company's management has determined that is it more likely than not that these assets will not be realized. The increase in the valuation allowance of $24,615 in 2021 and $40,653 in 2020 primarily relates to the net loss incurred by the Company during each period.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $422,328 and $385,092, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire at various times beginning in 2033 for federal and state purposes.  Of the federal net operating loss carryforwards at December 31, 2021, $349,162 can be carried forward indefinitely.

As of December 31, 2021, the Company had federal and state research tax credits of approximately $10,161 and $4,197, respectively, which may be used to offset future tax liabilities. Additionally, as of 2021, the Company had a federal orphan drug credit related to qualifying research of $15,385. These tax credit carryforwards will begin to expire at various times beginning in 2033 for federal purposes and 2028 for state purposes.

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

The Company has not recorded any reserves for uncertain tax positions as of December 31, 2021 and 2020. The Company has not, as yet, conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, the CARES Act, was signed into law. The CARES Act includes provisions relating to several aspects of corporate income taxes. The CARES Act did not have a significant impact on the Company’s provision for income taxes.

Interest and penalty charges, if any, related to unrecognized tax benefits will be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to examination by the U.S. federal, state and local income tax authorities for tax years 2013 forward. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

13. Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all US employees and permits voluntary contributions by employees subject to IRS-imposed limitations. Beginning in 2021, the Company matched 100% of eligible employee contributions on the first 4% of employee salary (up to the IRS maximum).  Contributions for the years ended December 31, 2021, 2020 and 2019 were $886, $321 and $0, respectively.

14. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than as disclosed with the above notes to these consolidated financial statements.

2022 Employment Inducement Plan

On February 9, 2022, the Company’s board of directors adopted the Rhythm Pharmaceuticals, Inc. 2022 Employment Inducement Plan (the “Inducement Plan”) without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the Inducement Plan. The Company will continue to grant awards under the 2017 Plan pursuant to the terms thereof.

The exercise price of stock options granted under the Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of March 1, 2022, no stock option awards have been issued under the Inducement Plan. As of March 1, 2022, no restricted stock unit awards have been granted under the Inducement Plan. As of March 1, 2022, 1,000,000 shares of common stock are available for future grant under the Inducement Plan