Form 10-Q
period 2022-03-31
RHYTHM PHARMACEUTICALS, INC.
filed 2022-05-03
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s Common Stock as of April 27, 2022 was 50,393,731.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$78,537	$59,248
Short-term investments	162,427	235,607
Accounts receivable, net	862	1,025
Prepaid expenses and other current assets	11,623	12,507
Total current assets	253,449	308,387
Property and equipment, net	2,722	2,813
Right-of-use asset	1,442	1,522
Intangible assets, net	8,527	4,658
Restricted cash	328	328
Other long-term assets	18,356	11,815
Total assets	$284,824	$329,523
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,010	$5,737
Accrued expenses and other current liabilities	25,199	30,084
Contract liability	9,440	7,000
Lease liability	625	606
Total current liabilities	47,274	43,427
Long-term liabilities:
Lease liability	1,781	1,945
Total liabilities	49,055	45,372
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 50,393,731 and 50,283,574 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	50	50
Additional paid-in capital	818,051	813,041
Accumulated other comprehensive loss	(629)	(1)
Accumulated deficit	(581,703)	(528,939)
Total stockholders’ equity	235,769	284,151
Total liabilities and stockholders’ equity	$284,824	$329,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
Product revenue, net	$1,498	$35
Costs and expenses:
Cost of sales	230	4
Research and development	32,510	19,911
Selling, general, and administrative	21,449	14,518
Total costs and expenses	54,189	34,433
Loss from operations	(52,691)	(34,398)
Other income:
Other income	—	100,000
Interest income, net	(73)	154
Total other income, net	(73)	100,154
(Loss) income before taxes	(52,764)	65,756
Provision for income taxes	—	22,006
Net (loss) income	$(52,764)	$43,750
Net (loss) income per share
Basic	$(1.05)	$0.92
Diluted	$(1.05)	$0.90
Weighted-average common shares outstanding
Basic	50,326,627	47,638,565
Diluted	50,326,627	48,501,697

Other comprehensive (loss) income:
Net (loss) income	$(52,764)	$43,750
Unrealized loss on marketable securities	(628)	(107)
Comprehensive (loss) income	$(53,392)	$43,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	50,283,574	$50	$813,041	$(1)	$(528,939)	$284,151
Stock-based compensation expense	—	—	4,611	—	—	4,611
Issuance of common stock in connection with ESPP	61,518	—	399	—	—	399
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	48,639	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(628)	—	(628)
Net loss	—	—	—	—	(52,764)	(52,764)
Balance at March 31, 2022	50,393,731	50	818,051	(629)	(581,703)	235,769

Balance at December 31, 2020	44,235,903	$44	$625,762	$49	$(459,327)	$166,528
Stock-based compensation expense	—	—	5,191	—	—	5,191
Issuance of common stock in connection with ESPP	17,000	—	388	—	—	388
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	198,855	—	3,466	—	—	3,466
Issuance of common stock upon completion of public offering, net of offering costs	5,750,000	6	161,725	—	—	161,731
Unrealized loss on marketable securities	—	—	—	(107)	—	(107)
Net income	—	—	—	—	43,750	43,750
Balance at March 31, 2021	50,201,758	50	796,532	(58)	(415,577)	380,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021

Operating activities
Net (loss) income	$(52,764)	$43,750
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,611	5,191
Gain on sale of priority review voucher	—	(100,000)
Deferred tax provision	—	22,006
Depreciation and amortization	350	201
Non-cash rent expense	(65)	(61)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	950	1,651
Other long-term assets	(6,661)	—
Accounts payable, accrued expenses and other current liabilities	(53)	(6,269)
Net cash used in operating activities	(53,632)	(33,531)
Investing activities
Purchases of short-term investments	(39,479)	(297,542)
Maturities of short-term investments	112,128	51,842
Proceeds from sale of priority review voucher	—	100,000
Purchases of property and equipment	(127)	(12)
Net cash provided by (used in) investing activities	72,522	(145,712)
Financing activities
Net proceeds from issuance of common stock	—	161,731
Proceeds from the exercise of stock options	—	3,466
Proceeds from issuance of common stock from ESPP	399	388
Net cash provided by financing activities	399	165,585
Net increase (decrease) in cash, cash equivalents and restricted cash	19,289	(13,658)
Cash, cash equivalents and restricted cash at beginning of period	59,576	101,257
Cash, cash equivalents and restricted cash at end of period	$78,865	$87,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company committed to transforming the treatment paradigm for people living with rare genetic diseases of obesity, which are characterized by early-onset, severe obesity and an insatiable hunger or hyperphagia. Rhythm’s precision medicine, IMCIVREE (setmelanotide), for which for which we have exclusive worldwide rights, has the potential to restore dysfunctional melanocortin 4 receptor (MC4R) signaling due to impaired MC4R pathway function. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. IMCIVREE was approved in November 2020 by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to proopiomelanocrotin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency confirmed by genetic testing and in July and September 2021, respectively, by the European Commission (EC) and Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA) for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. IMCIVREE is the first-ever FDA-approved and EC- and MHRA-authorized therapy for patients with these rare genetic diseases of obesity. The Company’s supplemental New Drug Application (sNDA) to the FDA is assigned a Prescription Drug User Fee Act (PDUFA) goal date of June 16, 2022, for the treatment of obesity and control of hunger in adult and pediatric patients six years of age and older with Bardet-Biedl Syndrome (BBS) or Alström syndrome. A Type II variation application to the European Medicines Agency seeking regulatory approval and authorization for setmelanotide to treat obesity and control of hunger in adult and pediatric patients 6 years of age and older with BBS also is under review.  In addition, we are advancing a broad clinical development program for setmelanotide in patients with additional rare genetic diseases of obesity in an effort to expand the approved indications in the United States and Europe.

The Company is a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.  The Company has wholly owned subsidiaries in the US, Ireland, the United Kingdom, France, Italy, the Netherlands and Canada.

The Company is subject to risks and uncertainties common to commercial-stage companies in the biotechnology industry, including but not limited to, risks associated with the commercialization of approved products, completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Commercialization of approved products will require significant resources and in order to market IMCIVREE, the Company must continue to build its sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities.

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the three months ended March 31, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception. As of March 31, 2022, the Company had an accumulated deficit of $581,703.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

At March 31, 2022, the Company had $240,964 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations into at least the fourth quarter of 2023.

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

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 and the related footnote disclosures are unaudited. In management's opinion, the unadited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2022, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these financial statements include accruals related to research and development expenses, assumptions used to record stock-based compensation expense, assumptions used to value the common stock received from RareStone Group Ltd., or RareStone, and the valuation allowance on the Company's deferred tax assets.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  Changes in estimates are recorded in the period in which they become known.  Actual results could differ materially from those estimates.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. At March 31, 2022, substantially all of the Company’s revenue was generated from a single customer in the United States.

The Company relies on third-party manufacturers and suppliers for the manufacture and supply of its product. The inability of the suppliers or manufacturers to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with the suppliers or manufacturer, or an adverse change in their business, could materially impact future operating results.

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

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have standard payment terms that generally require payment within 45 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers. At March 31, 2022, the Company determined an allowance for doubtful account was not required based upon our review of contractual payments and our customers’ circumstances.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, net

Subsequent to its regulatory approval, the Company began to sell IMCIVREE in the U.S. in March 2021 and in France in March 2022.  The product is distributed through an exclusive third-party logistics, or 3PL, distribution agent that does not take title to the product. Once the product is delivered to the Company’s exclusive specialty pharmacy provider, our sole customer in the U.S., the customer, or wholesaler takes title to the product.  The wholesaler then distributes the product to health care providers and patients.  In our exclusive distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product.  The Company generally does not offer returns of product sold to the customer.

Revenue from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, upon transfer of title to the customer because at that point in time we have no ongoing obligations to the customer.  There are no other performance obligations besides the sale of product.  We classify payments to our customer or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive (loss) income.  Otherwise, payments to a customer or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below.  Taxes collected from the customer relating to product sales and remitted to governmental authorities are excluded from revenue.  Because our payment terms are generally forty-five days, the Company concluded there is not a significant financing component because the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less.  The Company expenses incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that we would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, or the transaction price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our customers, health care providers and other indirect customers relating to the sale of IMCIVREE.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer).  Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract.  The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from our estimates.  If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following are the components of variable consideration related to product revenue:

Chargebacks:  The Company estimates obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers and patients at prices lower than the list prices charged to our customers.  The government and other entities charge us for the difference between what they pay for the product and the selling price to our customers.  The Company records reserves for these chargebacks related to product sold to our customers during the reporting period, as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers and patients in future periods.

Government rebates:  The Company is subject to discount obligations under government programs, including Medicaid programs, Medicare and Tricare in the United States.  We estimate Medicaid, Medicare and Tricare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet.  For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program.  On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

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

Product returns:  Our customers have limited return rights related to the product’s damage or defect.  The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized.  Based on the distribution model for IMCIVREE and the price of IMCIVREE, the Company believes there will be minimal returns.

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

During the three months ended March 31, 2022 and 2021, we recorded product revenue, net, of $1,498 and $35, respectively.  The table that summarizes balances and activity in each of the product revenue allowance and reserve categories has not been included for the three months ended March 31, 2022 and 2021, due to the immateriality of the revenue recognized during the periods.

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

According to the terms of the RareStone License, RareStone has agreed to seek local approvals to commercialize IMCIVREE for the treatment of obesity and hyperphagia due to biallelic proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency, as well as Bardet-Biedl and Alström syndromes. Additionally, RareStone has agreed to fund efforts to identify and enroll patients from China in the Company’s global EMANATE trial, a Phase 3, randomized, double-blind, placebo-controlled trial to evaluate setmelanotide in five independent sub-studies in patients with obesity due to a heterozygous variant of POMC/PCSK1 or LEPR; certain variants of the SRC1 gene, certain variants of the SH2B1 gene, or PCSK1 N221D deletions within the MC4R pathway. According to the terms of the RareStone License, RareStone made an upfront payment to Rhythm of $7,000 and issued 1,077,586 ordinary shares in the Company. Rhythm will be eligible to receive development and commercialization milestones of up to $62,500, as well as tiered royalty payments on annual net sales of IMCIVREE. As of March 31, 2022, the Company received the upfront payment of $7,000, however the Company has not fulfilled its obligations related to the transfer of know how related to the license, and as such, the upfront payment was recorded as a contract liability on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.  The RareStone equity was issued to Rhythm in February 2022, and recorded at its estimated fair value of $2,440 in other long-term assets and as a component of the contract liability on the condensed consolidated balance sheet at March 31, 2022.  The valuation of the RareStone equity is based upon a preliminary valuation and our estimates and assumptions related to this equity valuation are subject to change as we complete our procedures with respect to the valuation.

Cost of Product Sales

Prior to receiving approval from the FDA in November 2020 to sell IMCIVREE in the United States, the Company expensed all costs incurred related to the manufacture of IMCIVREE as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates.  Subsequent to receiving FDA approval in November 2020, the Company has capitalized a nominal amount of inventory related costs that were incurred subsequent to FDA approval. At March 31, 2022, the Company had $108 of inventory recorded as a component of prepaid and other current assets on the condensed consolidated balance sheet.

Cost of product sales will consist of manufacturing costs, transportation and freight, amortization of capitalized intangibles, royalty payments and indirect overhead costs associated with the manufacturing and distribution of IMCIVREE. Cost of product sales may also include periodic costs related to certain manufacturing services and inventory adjustment charges.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the three months ended March 31, 2022 and 2021, respectively.

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

The Company’s cash equivalents and marketable securities at March 31, 2022 and December 31, 2021 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities at March 31, 2022 and December 31, 2021, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net income (loss) per common share is computed by adjusting the weighted-average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For purposes of the diluted net income (loss) per share calculation, 781,404 stock options and 82,591 restricted stock units were considered to be common stock equivalents for the three months ended March 31, 2021.  For the three months ended March 31, 2022, the common stock equivalents have been excluded from the calculation of diluted net income (loss) per share, as their effect would be anti-dilutive for the period presented due to the net loss incurred.

The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Stock options	7,248,111	3,641,903
Restricted stock units	784,041	97,631
Performance stock units	935,885	—
Potential common shares	8,968,037	3,739,534

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Research and development costs	$12,164	$17,480
Professional fees	3,494	2,163
Payroll related	3,131	8,371
Royalties	4,866	791
Other	1,544	1,279
Accrued expenses and other current liabilities	$25,199	$30,084

4. Fair Value of Financial Assets

As of March 31, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents and short-term investments was $240,964 and $294,855, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	March 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Commercial Paper	$—	$49,477	$—	$49,477
Money Market Funds	17,505	—	—	17,505
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	162,427	—	162,427
Other Long-term Assets:
RareStone Common Stock	—	—	2,440	2,440
Total	$17,505	$211,904	$2,440	$231,849

	Fair value Measurements as of
	December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$—	$—	$—
Money Market Funds	48,297	—	—	48,297
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	235,607	—	235,607
Total	$48,297	$235,607	$—	$283,904

The estimated fair value of the shares of RareStone equity was determined using Level 3 inputs.  As of March 31, 2022, our RareStone equity represents our only Level 3 assets and liabilities carried at fair market value. The fair value measurement of the RareStone equity is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

Our RareStone equity was valued at $2,440 at March 31, 2022. The Company determined the estimated fair values using a discounted cash flow model under the income approach and an option pricing allocation model for the period end March 31, 2022.

Inherent in  discounted cash flow and option pricing allocation models are assumptions related to the equity value of the entity, expected equity volatility, holding period, risk-free interest rate and discount for lack of marketability. The Company estimated equity volatility based on historical volatility of guideline public companies. The risk-free interest rate was based on the U.S. Treasury rates for a maturity similar to the expected holding period.

Changes in our level 3 secruities for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended
	March 31,
	2022	2021
Beginning aggregate estimated fair value of Level 3 securities	$—	$—
Initial recording of RareStone equity	2,440	—
Ending aggregate estimated fair value of Level 3 securities	$2,440	$—

Marketable Securities

The following tables summarize the Company's marketable securities:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$163,056	$—	$(629)	$162,427
	$163,056	$—	$(629)	$162,427

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$235,608	$50	$(51)	$235,607
	$235,608	$50	$(51)	$235,607

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 3.3 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of March 31, 2022, the Company has not entered into any lease arrangements classified as a finance lease.

The Company’s corporate headquarters is located in Boston, Massachusetts.  This facility houses the Company’s research, clinical, regulatory, commercial and administrative personnel.  The Company’s lease agreement commenced May 2019 and has a term of six years with a five-year renewal option to extend the lease. The Company has not included the five-year renewal option to extend the lease in its measurement of the right-of-use asset or lease liability.

The following table presents the maturities of the Company’s operating lease liability related to office space as of March 31, 2022, all of which is under a non-cancellable operating lease:

Operating Lease
2022	$615
2023	834
2024	851
2025	502
Thereafter	—
Total operating lease payments	2,802
Less: imputed interest	396
Total operating lease liability	$2,406

6. Intangible Assets, Net

As of March 31, 2022, the Company’s finite-lived intangible assets, which totaled $8,527 resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.

As of March 31, 2022, amortization expense for the next five years and beyond is summarized as follows:

2022	$641
2023	855
2024	855
2025	855
2026	855
Thereafter	4,466
Total	$8,527

The Company began amortizing its finite-lived intangible assets in April 2021 over an 11 year period based on IMCIVREE’s expected patent exclusivity period. Amortization expense totaled $130 for the three months ended March 31, 2022.  Amortization expense is included in cost of sales on the consolidated statements of operations and comprehensive loss.

7. Income Taxes

The Company did not record a tax provision for the three month period ended March 31, 2022 as the Company generated sufficient tax losses during the period.  The Company recorded an income tax provision of $22,006 for the three month period ended March 31, 2021, primarily related to the sale of the PRV, offset by a tax benefit from ordinary losses generated by the Company during the period. The Company expects to have sufficient tax losses in the current year to offset income and thus no current year liability is expected.  The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

8. Common Stock

As of March 31, 2022, an aggregate of 13,361,315 shares of common stock were reserved for future issuance under the Company’s stock plans, including outstanding stock options, restricted stock units, and performance stock units that have been issued totaling 8,968,037 and 1,404,259 shares are available for future grants under the Company’s 2017 Employee Stock Purchase Plan.

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

The exercise price of stock options granted under the Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of March 31, 2022, no stock option awards have been issued under the Inducement Plan. As of March 31, 2022, no restricted stock unit awards have been granted under the Inducement Plan. As of March 31, 2022, 1,000,000 shares of common stock are available for future grant under the Inducement Plan.

On November 2, 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $100,000 in "at-the-market" offerings, or the ATM. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for our common stock. As of March 31, 2022, there was $100,000 of common stock remaining available for sale under the ATM.

On February 9, 2021 the Company completed a public offering of 5,750,000 shares of common stock at an offering price of $30.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 750,000 additional shares of common stock. The Company received $161,731 in net proceeds after deducting underwriting discounts, commissions and offering expenses.

9. Related-Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $480 and $636 for the three months ended March 31, 2022 and 2021, respectively. Outstanding payments due to these related parties as of March 31, 2022 and December 31, 2021 were $45 and $50, respectively, and were included within accounts payable on the balance sheet.

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

Overview

We are a global, a commercial-stage biopharmaceutical company committed to transforming the treatment paradigm for people living with rare genetic diseases of obesity, which are characterized by early-onset, severe obesity and an insatiable hunger or hyperphagia. Rhythm’s precision medicine, IMCIVREE™ (setmelanotide), for which for which we have exclusive worldwide rights, has the potential to restore dysfunctional melanocortin 4 receptor (MC4R) signaling due to impaired MC4R pathway function. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. IMCIVREE is the first-ever therapy developed for patients with certain rare genetic diseases of obesity that is approved or authorized in the United States, European Union (EU) or Great Britain. IMCIVREE was approved by the U.S. FDA in November 2020 for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. The European Commission (EC) and Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA), in July and September 2021, respectively, granted marketing authorization to IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. These approvals were based on Phase 3 data demonstrating a statistically significant and clinically meaningful reduction of weight and hunger in patients 12 years old or older with severe obesity due to POMC, PCSK1 or LEPR deficiency. In addition to the United States and Europe/UK, we and our partners are seeking approval for IMCIVREE to treat patients with these genetic obesities in Israel, China, Hong Kong and Macau.

Additionally, we are seeking regulatory approvals in the United States and Europe for setmelanotide to treat obesity and control hunger in patients with Bardet-Biedl syndrome (BBS) or Alström syndrome. In November 2021, we announced the U.S. Food and Drug Administration (FDA) has accepted for filing our supplemental New Drug Application (sNDA) for setmelanotide seeking to expand the approved label to include patients with BBS or Alström syndrome and granted us priority review for this sNDA. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) goal date of

June 16, 2022 for this sNDA. We are advancing physician and patient education and engagement efforts, patient identification and other strategies in support of a potential United States commercial launch of setmelanotide for the treatment of obesity and hyperphagia in patients with BBS and potentially Alström syndrome. Also a Type II variation application to the European Medicines Agency (EMA) seeking regulatory approval and authorization for setmelanotide to treat obesity and control of hunger in adult and pediatric patients 6 years of age and older with BBS also is under review.  We anticipate that the EMA’s Committee for Medicinal Products for Human Use (CHMP) will make its recommendation on the Company’s Type II variation application in the third quarter of 2022. We are advancing efforts to achieve market access for BBS in EU member countries and the UK, as well.

We also are advancing a broad clinical development program evaluating setmelanotide in several ongoing clinical trials, and we are leveraging what we believe is the largest known DNA database focused on obesity - with approximately 45,000 sequencing samples as of December 31, 2021 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. In April 2022, we enrolled the first patient in the pivotal Phase 3 EMANATE clinical trial, a randomized, double-blind, placebo-controlled trial to evaluate setmelanotide in four independent sub-studies in patients with obesity due to a heterozygous variant of the POMC/PCSK1 genes or LEPR gene or certain rare variants of the SRC1 gene or the SH2B1 gene. We also have initiated the Phase 2 DAYBREAK clinical trial designed to evaluate setmelanotide in patients who carry a confirmed variant in one or more of 10 additional genes with strong or very strong relevance to the MC4R pathway. Our broad clinical program evaluating setmelanotide in rare diseases of obesity also includes the ongoing exploratory Phase 2 Basket study, an ongoing Phase 2 study evaluating setmelanotide in patients with hypothalamic obesity, a Phase 3 study in pediatric patients with MC4R pathway deficiencies between the ages of 2 and 6 years old, and a potential registration-enabling study with our once-weekly formulation of setmelanotide. Additionally, as an FDA post-marketing requirement, we are currently evaluating the effects of setmelanotide on the QT interval corrected for heart rate, or QTc interval, in healthy volunteers.  We expect to announce preliminary data from the ongoing Phase 2 study in patients with hypothalamic obesity and new  data from the ongoing exploratory Phase 2 Basket Study in the middle of 2022.

There are currently no effective or approved treatments for these MC4R pathway related diseases. The FDA has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin melanocortin pathways. The Breakthrough Therapy designation currently covers indications for POMC deficiency obesity, LEPR deficiency obesity, BBS and Alström syndrome.

Additional recent clinical, regulatory and commercial updates include:

On May 3, 2022, we announced that the first patients have been treated with IMCIVREE in France under the paid early access program. The French Haute Autorité de Santé (HAS) granted paid early access for IMCIVREE for patients with POMC, PCSK1 or LEPR deficiency obesity in January 2022.  In addition, we announced that we anticipate releasing preliminary data from the ongoing Phase 2 study in patients with hypothalamic obesity and new data from the ongoing exploratory Phase 2 Basket Study evaluating setmelanotide in patients with obesity due to a variant in the MC4 receptor in mid-2022.

On May 3, 2022, we also announced that six abstracts were accepted for presentation at the Endocrine Society Annual Meeting & Expo (ENDO), being held on June 11-14, 2022 in Atlanta, Georgia. Dr. Jesús Argente, Universidad Autónoma de Madrid in Spain, will deliver an oral presentation of 12-month data from long-term extension trials of setmelanotide in patients with obesity due to heterozygous variants in POMC, PCSK1, and LEPR. In addition, five abstracts will be delivered as poster presentations, including:

●	Long-term Efficacy of Setmelanotide in Patients With Obesity Due to POMC, PCSK1, and LEPR Biallelic Deficiency;
●	Setmelanotide in Patients with Heterozygous POMC, LEPR, SRC1, or SH2B1 Obesity: Design of EMANATE – A Placebo-Controlled Phase 3 Trial;
●	Long-term Efficacy of Setmelanotide in Patients with Bardet-Biedl Syndrome;
●	Body Mass Index and Weight Reductions in Patients with SRC1 Genetic Variant Obesity After 1 Year of Setmelanotide; and

●	Body Mass Index and Weight Reduction in Patients with SH2B1 Genetic Variant Obesity After 1 Year of Setmelanotide.

On May 3, 2022, we also announced that on April 22, 2022, the CHMP recommended the EC approve a modification to the summary product characteristics (SmPC) for IMCIVREE for biallelic POMC, PSCK1 or LEPR deficiency that would allow for treating patients who have moderate or severe renal impairment with an adjustment for more gradual dose escalation and a lower maximum dose.  The final EC decision on this amendment is anticipated to come in July 2022, and this same dosing modification request is being considered as part of the scheduled review for BBS.

On May 2, 2022, we announced the presentation of new data supporting the potential for setmelanotide to treat the early-onset obesity, hyperphagia, and metabolic impairment associated with BBS.  This cumulative safety data from across the setmelanotide clinical development program demonstrated, that treatment was generally well tolerated consistent with prior clinical experience. These data were presented at the Pediatric Endocrine Society (PES) 2022 Virtual Annual Meeting, held April 28 - May 1, 2022.

On April 6, 2022, we announced the first patient was enrolled in its Phase 3 EMANATE trial. We also announced modifications to the trial design for EMANATE to focus on rare patient populations that we believe have the highest likelihood of success.  After receiving feedback from the FDA in April 2022 that indicated that additional clinical trials to support potential registration for non-rare patient populations would likely be required, we eliminated a fifth sub-study intended to evaluate setmelanotide in patients with a PCSK1 N221D variant. EMANATE now includes four independent sub-studies, evaluating setmelanotide in patients with obesity due to a heterozygous variant of the POMC or PCSK1 gene, the LEPR gene, the SRC1 gene or the SH2B1 gene. In the POMC/PCSK1 and LEPR sub-studies, we will focus enrollment on heterozygous variants classified as pathogenic and likely pathogenic, as initially planned. In addition, instead of enrolling across the entire spectrum of variants of uncertain significance (VUS), we will focus on patients with suspected pathogenic variants, or a subset of VUS, which are most likely to impair MC4R pathway function. We anticipate an enrollment period of 12-18 months to complete enrollment of approximately 400 patients in the trial.

Also on April 6, 2022, we announced modifications to the enrollment criteria in our Phase 2 DAYBREAK trial, which began enrolling patients in January 2022, to focus initially on rare variants associated with 10 prioritized MC4R-relevant genes, which we and key opinion leaders believe have the highest probability of success.  The trial is now expected to enroll approximately 100 to 200 patients with hyperphagia and severe obesity and a variant in one of these 10 genes. We decided to pause the enrollment of patients with variants in additional MC4R pathway genes and will evaluate expansion of DAYBREAK to these genes based on the early clinical data from the prioritized genes.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated significant product revenue and have financed our operations primarily through the proceeds received from the sales of common and preferred stock, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock.  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through February 2021, we have raised aggregate net proceeds of approximately $611.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We also received $100.0 million from an asset sale, specifically in connection with the sale of our PRV.  In December 2021, we entered into an Exclusive License Agreement with RareStone Group Ltd., and received $7.0 million in connection with the execution of that agreement. We will not generate significant revenue from product sales until we are able to successfully establish a marketing and commercialization infrastructure for IMCIVREE.  IMCIVREE became commercially available to patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency in the U.S. in the first quarter of 2021 and following marketing authorizations in the EU and Great Britain, we are pursuing a country-by-country strategy to establish market access and reimbursement for IMCIVREE in several countries. As noted above, during March, 2022, we treated the first patients with IMCIVREE in France under the paid early access program.  We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of March 31, 2022 we had an accumulated deficit of $581.7 million. Our net losses were $52.8 million, and our net income was $43.8 million, for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of March 31, 2022, our existing cash and cash equivalents and short-term investments were approximately $241.0 million. We expect that the changes to the EMANATE and DAYBREAK trials discussed above, coupled with a streamlining of our planned global network of clinical trial sites, will result in meaningful cost savings.  We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses into at least the fourth quarter of 2023.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Impact of COVID-19

We are closely monitoring how the continued spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, we have limited access to our executive offices with most employees continuing their work outside of our offices and travel has been restricted.  Based on current information we do not currently anticipate any disruption in the clinical supply of setmelanotide.  Our CMOs have indicated that they have appropriate plans and procedures in place to ensure uninterrupted future supply of clinical and commercial-grade setmelanotide, subject to potential limitations on their operations due to COVID-19.  As a result, we do not currently expect that the COVID-19 pandemic will have a material impact on our business, results of operations and financial condition.  At this time, however, there is still uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the COVID-19 pandemic have resulted and may in the future result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. For example, we experienced interruption of key clinical trial activities, such as patient attendance and clinical trial site monitoring, in our Phase 3 clinical trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals with BBS or Alström syndrome. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of variants, evolving travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—The COVID-19 pandemic has and may continue to adversely impact our business, including our preclinical studies, clinical trials and our commercialization prospects.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Financial Operations Overview

Revenue

To date, we have not generated significant revenue from product sales.  Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021.  We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France during March 2022 under the paid early access program.  We expect our initial sales of IMCIVREE will be limited by the ultra-rare nature of the disease and limited number of diagnosed patients in the United States and throughout the rest of the world.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three months ended March 31, 2022 were insignificant.  We expect cost of sales to increase in 2022 as we continue to sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.  We continue to evaluate the impact of this previously expensed inventory on the future cost of product sales, however we do not expect there to be a signicant impact based on the cost structure of the product.

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

The following table summarizes our current research and development expenses:

	Three Months Ended
	March 31,
Research and development summary	2022	2021
Research and development expense	$32,510	$19,911

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended
	March 31,
Selling, general and administrative summary	2022	2021
Selling, general and administrative expense	$21,449	$14,518

We anticipate that our selling, general and administrative expenses will increase in the future to support continued and expanding development efforts,  commercialization of IMCIVREE in the United States and the European Union as well as increased costs of operating as a global commercial stage biopharmaceutical public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, compliance with local rules and regulations in the United States and foreign jurisdictions, exchange listing and Securities and Exchange Commission (SEC) expenses, insurance and investor relations costs, among other expenses.

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

There were no significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$1,498	$35	$1,463	NM
Costs and expenses:
Cost of sales	230	4	226	NM
Research and development	32,510	19,911	12,599	63%
Selling, general, and administrative	21,449	14,518	6,931	48%
Total costs and expenses	54,189	34,433	19,756	57%
Loss from operations	(52,691)	(34,398)	(18,293)	53%
Other (loss) income, net	(73)	100,154	(100,227)	(100)%
(Loss) income before taxes	(52,764)	65,756	(118,520)	(180)%
Provision for income taxes	—	22,006	(22,006)	(100)%
Net (loss) income	$(52,764)	$43,750	$(96,514)	(221)%

NM=Not meaningful

Product revenue, net.  Product revenue, net increased to $1.5 million for the three month period ended March 31, 2022.  There was no significant product revenue in the comparative period.  The FDA approved our lead product candidate, IMCIVREE in November 2020 and we recorded our first sales of IMCIVREE in March 2021. We expect our sales of IMCIVREE will be limited by the ultra-rare nature of the disease and limited number of diagnosed patients in the United States and abroad for our approved indications.  To date, substantially all of our product revenue has been generated in the United States.  During March 2022, we completed our first sales of IMCIVEE in France through an early access program.

Cost of sales. Cost of sales increased to $0.2 million for the three month period ended March 31, 2022.  There were no significant cost of sales in the comparative prior period. All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three months ended March 31, 2022 were insignificant and primarily reflect the amortization of our capitalized sales based milestone payment made to Ipsen Pharma S.A.S., or Ipsen upon our first commercial sale as well as a royalty due to Ipsen on our net product sales.  We expect cost of sales to increase as we sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.

Research and development expense. Research and development expense increased by $12.6 million to $32.5 million in 2022 from $19.9 million in 2021, an increase of 63%. The increase was primarily due to the following:

●	an increase of $9.4 million in our clinical trial costs associated with new and planned clinical trials, including our Phase 2 DAYBREAK and Phase 3 EMANATE trials, Phase 3 pediatrics trial, QTc study, Phase 2 hypothalamic obesity study, and increased enrollment in our long-term extension study; these increases were partially offset by activtivty in our BBS, basket as well as GO-ID studies;
●	an increase of $3.8 million due to increased purchases of clinical supply material;
●	an increase of $1.0 million in development milestones earned by Camurus AB, or Camurus related to development milestone achieved related to our weekly formulation; and
●	an increase of $0.4 million due to increased gene sequencing costs;

The above increases were partially offset by:

●	a decrease of $2.0 million in costs asscoated with medical affair consulting costs.

Selling, general and administrative expense. Selling, general and administrative expense increased by $6.9 million to $21.4 million in 2022 from $14.5 million in 2021, an increase of 48%. The increase was primarily due to the following:

●	an increase of $3.3 million due to increased compensation and benefits related costs associated with additional headcount to support our expanding business operations as well as to build out our commercial operations in the United States and internationally;
●	an increase of $2.3 million related to marketing activities for IMCIVREE;
●	an increase of $1.0 million due to increased costs associated with office support and insurance costs for our expanding workforce; and
●	an increase of $0.2 million due to increased professional fees and consulting services to support the build out of our commercial operations in the United States and internationally as well as corporate legal and consulting support for our international expansion;

Other income, net. Other income decreased by $100.2 million. The decrease was primarily due to the sale of our PRV in February 2021. The sale of our PRV in the prior year was a non-recurring transaction.

Provision for income taxes. There is no provision for income taxes for the three months ended March 31, 2022, as we project to generate operating losses during the year. We recorded a provision for income taxes of $22.0 million as a result of the sale of our PRV during the three months ended March 31, 2021.

Net loss. Net loss increased by $96.5 million to $52.8 million for the three months ended March 31, 2022, from net income of $43.8 million for the three months period ended March 31, 2021. The increase in net loss was a result of the non-recurring nature of our PRV sale in 2021, which resulted in $100.0 million of other income during the prior year period.

Liquidity and Capital Resources

As of March 31, 2022, our cash and cash equivalents and short-term investments were approximately $241.0 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(53,632)	$(33,531)
Investing activities	72,522	(145,712)
Financing activities	399	165,585
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,289	(13,658)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net (loss) income adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $53.6 million for the three months ended March 31, 2022 and consisted primarily of a net loss of $47.9 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $2.6 million from an increase in accounts payables and accrued expenses and other current liabilities primarily associated with our royalty payment owed to Ipsen, coupled with a decrease of $3.2 million in other long-term assets and prepaid expenses and other current assets.

Net cash used in operating activities was $33.5 million for the three months ended March 31, 2021 and consisted primarily of a net loss of $28.9 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, the gain on the sale of the PRV, a deferred provision for income taxes, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $6.3 million from an increase in accounts payables and accrued expenses and other current liabilities associated with our CROs, CMOs and consultants due to the timing of payments, offset by a decrease of $1.7 million in prepaid expenses and other current assets.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $72.5 million for the three months ended March 31, 2022 and relates to the $112.1 million of maturities of short-term investments, offset by $39.5 million of purchases of short-term investments, and $0.1 million related to the purchase of property plant and equipment.

Net cash used in investing activities was $145.7 million for the three months ended March 31, 2021 relates to the $245.7 million of net purchases of short-term investments, offset by the $100.0 million in proceeds from the sale of the PRV.

Net cash provided by financing activities

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2022, which represents the net proceeds of the issuance of common stock from our 2017 Employee Stock Purchase Plan, or the ESPP.

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

We expect that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses into at least the fourth quarter of 2023. We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the cost to commercialize setmelanotide, by building an internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the scope, progress, results and costs of clinical trials for our setmelanotide program;
●	the costs, timing and outcome of regulatory review of our setmelanotide program;
●	the obligations owed to Ipsen, Camurus and Takeda pursuant to our license agreements;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company, including those resulting from losing our emerging growth company status.

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

Contractual obligations

As of March 31, 2022, there were no material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

For a discussion of pending and recently adopted accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been limited primarily to acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide. To date, we have not generated significant revenue from product sales. We have obtained FDA approval for IMCIVREE for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, or leptin receptor, or LEPR, deficiency confirmed by genetic testing. IMCIVREE has also received marketing authorization from the European Commission and Great Britain’s Medicines and Healthcare Products Regulatory Agency, or MHRA for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. We have not obtained any other regulatory approvals for setmelanotide. We first commercialized IMCIVREE in the U.S. in the first quarter of 2021 and therefore do not have a long history operating as a commercial company. We have begun transitioning from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in such transition. We have not yet demonstrated our ability to manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our net (losses) and net income were ($52.8) million and $43.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $581.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, having obtained marketing approval for IMCIVREE, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. We have and will continue to incur additional costs associated with operating as a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any significant revenue from setmelanotide. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	continue to commercialize setmelanotide by building a commercial organization and/or entering into collaborations with third parties;
●	ensure setmelanotide is available to patients;
●	achieve market acceptance of setmelanotide in the medical community and with third-party payors;
●	continue to initiate and successfully complete later-stage clinical trials that meet their clinical endpoints;
●	continue to initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approvals for setmelanotide as a treatment for obesity caused by genetic deficiencies affecting the MC4R pathway; and
●	successfully manufacture or contract with others to manufacture setmelanotide.

Absent our entering into collaboration or partnership agreements, we have and expect to continue to incur significant sales and marketing costs as we prepare to commercialize setmelanotide. Even though IMCIVREE is FDA approved for chronic weight management in patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiencies confirmed by genetic testing and authorized in the EU and Great Britain for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, and even if we successfully complete our pivotal and other clinical trials and setmelanotide is approved for commercial sale in additional indications, setmelanotide may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate significant product revenue, we will not become profitable and will be unable to continue operations without continued funding.

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

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through February 2021, we raised aggregate net proceeds of approximately $611.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. Since inception, we have received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. As of March 31, 2022, our cash and cash equivalents and short-term investments were approximately $241.0 million. We expect our cash and cash equivalents and short-term investments will enable us to fund our operating expenses into at least the fourth quarter of 2023. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light of ongoing uncertainty related to the COVID-19 pandemic, supply chain issues and labor shortages, and international turmoil due to the Russian invasion of Ukraine, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We are actively working to advance additional genetic variants related to the MC4R pathway through our clinical development program. Our continued development efforts are focused on obesity related to several single gene related, or monogenic, MC4R pathway impairments: Bardet Biedl syndrome, or BBS; Alström syndrome; HET obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, variants; obesity due to SH2B adapter protein 1, or SH2B1; hypothalamic obesity; and MC4R deficiency obesity. For example, in April 2022 we enrolled the first patient our pivotal Phase 3 EMANATE clinical trial of setmelanotide. The trial is a randomized, double-blind, placebo-controlled study with four independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; or certain variants of SH2B1 genes. After receiving feedback from the FDA in April 2022 that indicated that additional clinical trials to support potential registration for non-rare patient populations would likely be required, we eliminated a fifth sub-study intended to evaluate setmelanotide in patients with a PCSK1 N221D variant. Each of the four sub-studies will be entirely independent of the others and, if successful, is designed to support separate regulatory submissions to the FDA and EMA in each studied indication. However, the FDA and EMA may not view positive results in one sub-study, even if such results are statistically significant and clinically meaningful, as being sufficient for approval for any given indication.

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

Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with MC4R pathway deficiencies. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. In addition, we have internal genetic sequencing results from individuals with severe obesity that provide another approach to estimating prevalence. As of December 31, 2021, our database had approximately 45,000 sequencing samples. Since the published epidemiology studies for these genetic variants are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.

Based on multiple epidemiological methods, we have estimated the potential addressable patient populations with these MC4R pathway deficiencies based on the following sources and assumptions:

●	POMC Deficiency Obesity. POMC Deficiency Obesity is defined by the presence of biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS). Our addressable patient population estimate for POMC deficiency obesity is approximately 100 to 500 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:

●	approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we believe our addressable patient population for this deficiency may be approximately 100 to 500 patients in the United States, and a comparable addressable patient population in Europe, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency obesity is often unavailable and currently is rarely performed;
●	our belief, based on discussions with experts in rare diseases, that the number of diagnosed cases could increase several-fold with increased awareness of this deficiency and the availability of new treatments;
●	U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for adults with severe obesity (body mass index, or BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old); and
●	our internal sequencing yield for POMC deficiency obesity patients (including both POMC and PCSK1 gene diseases), defined as patients having biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS), of approximately 0.05%.
●	LEPR Deficiency Obesity. LEPR Deficiency Obesity is defined by the presence of biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS). Our addressable patient population estimate for LEPR deficiency obesity is approximately 500 to 2,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	epidemiology studies on LEPR deficiency obesity in small cohorts of patients comprised of children with severe obesity and adults with severe obesity who have a history of early onset obesity;
●	U.S. Census Bureau figures for adults and children and CDC prevalence numbers for adults with severe obesity (BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old);
●	with wider availability of genetic testing expected for LEPR deficiency obesity and increased awareness of new treatments, our belief that up to 40% of patients with these diseases may eventually be diagnosed; and
●	our internal sequencing yield for LEPR deficiency obesity patients, defined as patients having biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VOUS), of approximately 0.09%.
●	Bardet-Biedl Syndrome. Our addressable patient population estimate for BBS is approximately 1,500 to 2,500 patients in the United States based on:
●	published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients; and
●	our belief that with wider availability of genetic testing expected for BBS and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
●	Alström Syndrome. Our addressable patient population estimate for Alström syndrome is approximately 500 patients in the United States. This estimate is based on:

●	published prevalence estimates of one in 1,000,000 in North America, which projects to approximately 325 people in the United States. We believe the majority of these patients are addressable patients; and
●	our belief that with wider availability of genetic testing expected for Alström syndrome and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
●	POMC, PCSK1, or LEPR Heterozygous Obesities; SRC1 and SH2B1 Obesities. Our potential setmelanotide-responsive patient population estimate for POMC, PCSK1, or LEPR heterozygous, SRC1 and SH2B1 obesity patients with at least one variant interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS) suspected pathogenic is approximately 53,000 patients in the United States. Our estimates are based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (120% the 95th percentile between the ages of 2-5 years);
●	our internal sequencing yield of patients with POMC, PCSK1, or LEPR heterozygous, SRC1 or SH2B1 variants interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS) of approximately 10-15%; and
●	a clinical response rate of 40% for patients carrying pathogenic or likely pathogenic variants, and 20% for patients carrying a variant of uncertain significance (VUS).

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

The COVID-19 pandemic has spread to multiple countries and regions, including the United States, Canada, Europe, and China, where we have planned or ongoing preclinical studies and clinical trials. Governments from many countries have established stay at home measures including, among other things, the prohibition of public gatherings and restrictions on domestic and international travel. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have limited access to our principal executive office with most employees continuing their work outside of our office and restricted travel. In addition, we experienced interruption of key clinical trial activities, such as patient attendance and clinical trial site monitoring, in our Phase 3 clinical trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals with BBS or Alström syndrome. If the COVID-19 pandemic continues for a significant length of time, we may experience additional disruptions that could severely impact our business, preclinical studies, clinical trials and our commercialization prospects, including:

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

Under the RareStone License, we are dependent upon RareStone to successfully commercialize any applicable collaboration products in China, including mainland China, Hong Kong and Macao. We cannot directly control RareStone’s commercialization activities or the resources it allocates to setmelanotide. Our interests and RareStone’s interests may differ or conflict from time to time, or we may disagree with RareStone’s level of effort or resource allocation. RareStone may internally prioritize setmelanotide differently than we do or it may not allocate sufficient resources to effectively or optimally commercialize setmelanotide. If these events were to occur, our business would be adversely affected.

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

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If we continue to expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act of 1977, or the FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 11.9% of our outstanding voting stock as of March 31, 2022. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of March 31, 2022, we had 50,393,731 shares of common stock outstanding.

The holders of an aggregate of approximately 6.0 million shares of our common stock, or approximately 11.9% of our total outstanding common stock as of March 31, 2022, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act, the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Unfavorable global political or economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for setmelanotide and our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	05/04/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/11/2020	3.1
10.1†	2022 Employment Inducement Plan and Form of Option Agreement	10-K	03/01/2022	10.5.1
10.1.1†	2022 Employment Inducement Plan Form of Restricted Stock Unit Agreement	10-K	03/01/2022	10.5.2
10.2†	Summary of Non-Employee Director Compensation Policy	10-K	03/01/2022	10.6
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: May 3, 2022	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2022	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)