Form 10-Q
period 2022-06-30
RHYTHM PHARMACEUTICALS, INC.
filed 2022-08-03
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s Common Stock as of July 28, 2022 was 50,720,570.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$113,207	$59,248
Short-term investments	122,389	235,607
Accounts receivable, net	1,707	1,025
Prepaid expenses and other current assets	12,029	12,507
Total current assets	249,332	308,387
Property and equipment, net	2,559	2,813
Right-of-use asset	1,359	1,522
Intangible assets, net	8,311	4,658
Restricted cash	328	328
Other long-term assets	15,786	11,815
Total assets	$277,675	$329,523
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,012	$5,737
Accrued expenses and other current liabilities	35,605	30,084
Deferred revenue	2,309	7,000
Lease liability	644	606
Total current liabilities	44,570	43,427
Long-term liabilities:
Deferred royalty obligation	34,273	—
Lease liability	1,614	1,945
Derivative liability	1,590	—
Total liabilities	82,047	45,372
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 50,454,170 and 50,283,574 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	50	50
Additional paid-in capital	823,188	813,041
Accumulated other comprehensive loss	(906)	(1)
Accumulated deficit	(626,704)	(528,939)
Total stockholders’ equity	195,628	284,151
Total liabilities and stockholders’ equity	$277,675	$329,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Product revenue, net	$2,312	$274	$3,810	$309
License revenue	6,754	—	6,754	—
Costs and expenses:
Cost of sales	378	137	608	141
Research and development	31,456	25,104	63,966	45,015
Selling, general, and administrative	22,328	15,465	43,777	29,983
Total costs and expenses	54,162	40,706	108,351	75,139
Loss from operations	(45,096)	(40,432)	(97,787)	(74,830)
Other income:
Other income	—	—	—	100,000
Interest income, net	95	21	22	175
Total other income, net	95	21	22	100,175
(Loss) income before taxes	(45,001)	(40,411)	(97,765)	25,345
(Benefit from) provision for income taxes	—	(5,022)	—	16,984
Net (loss) income	$(45,001)	$(35,389)	$(97,765)	$8,361
Net (loss) income per share
Basic	$(0.89)	$(0.70)	$(1.94)	$0.17
Diluted	$(0.89)	$(0.70)	$(1.94)	$0.17
Weighted-average common shares outstanding
Basic	50,398,003	50,209,484	50,362,512	48,931,127
Diluted	50,398,003	50,209,484	50,362,512	49,644,704

Other comprehensive (loss) income:
Net (loss) income	$(45,001)	$(35,389)	$(97,765)	$8,361
Unrealized (loss) income on marketable securities and other long-term assets	(277)	79	(905)	(28)
Comprehensive (loss) income	$(45,278)	$(35,310)	$(98,670)	$8,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	50,283,574	$50	$813,041	$(1)	$(528,939)	$284,151
Stock-based compensation expense	—	—	4,611	—	—	4,611
Issuance of common stock in connection with ESPP	61,518	—	399	—	—	399
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	48,639	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(628)	—	(628)
Net loss	—	—	—	—	(52,764)	(52,764)
Balance at March 31, 2022	50,393,731	50	818,051	(629)	(581,703)	235,769
Stock-based compensation expense	—	—	5,137	—	—	5,137
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	60,439	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	23	—	23
Unrealized loss on Rarestone equity	—	—	—	(300)	—	(300)
Net loss	—	—	—	—	(45,001)	(45,001)
Balance at June 30, 2022	50,454,170	$50	$823,188	$(906)	$(626,704)	$195,628

Balance at December 31, 2020	44,235,903	$44	$625,762	$49	$(459,327)	$166,528
Stock-based compensation expense	—	—	5,191	—	—	5,191
Issuance of common stock in connection with ESPP	17,000	—	388	—	—	388
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	198,855	—	3,466	—	—	3,466
Issuance of common stock upon completion of public offering, net of offering costs	5,750,000	6	161,725	—	—	161,731
Unrealized loss on marketable securities	—	—	—	(107)	—	(107)
Net income	—	—	—	—	43,750	43,750
Balance at March 31, 2021	50,201,758	50	796,532	(58)	(415,577)	380,947
Stock compensation expense	—	—	5,669	—	—	5,669
Issuance of common stock in connection with exercise of stock options	24,981	—	383	—	—	383
Unrealized gain on marketable securities	—	—	—	79	—	79
Net loss	—	—	—	—	(35,389)	(35,389)
Balance at June 30, 2021	50,226,739	$50	$802,584	$21	$(450,966)	$351,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021

Operating activities
Net (loss) income	$(97,765)	$8,361
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,748	10,860
Gain on sale of priority review voucher	—	(100,000)
Deferred tax provision	—	16,984
Depreciation and amortization	788	518
Amortization of debt issuance costs	46	—
Non-cash rent expense	(130)	(122)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(580)	(1,374)
Deferred revenue	1,023	—
Other long-term assets	(3,971)	—
Accounts payable, accrued expenses and other current liabilities	(1,600)	(598)
Net cash used in operating activities	(92,441)	(65,371)
Investing activities
Purchases of short-term investments	(50,440)	(362,469)
Maturities of short-term investments	163,128	135,542
Proceeds from sale of priority review voucher	—	100,000
Milestone obligation under license agreement	(4,000)	(5,000)
Purchases of property and equipment	(187)	(260)
Net cash provided by (used in) investing activities	108,501	(132,187)
Financing activities
Net proceeds from issuance of common stock	—	161,731
Proceeds from the exercise of stock options	—	3,849
Proceeds from issuance of common stock from ESPP	399	388
Proceeds from royalty financing agreement	37,500	—
Net cash provided by financing activities	37,899	165,968
Net increase (decrease) in cash, cash equivalents and restricted cash	53,959	(31,590)
Cash, cash equivalents and restricted cash at beginning of period	59,576	101,257
Cash, cash equivalents and restricted cash at end of period	$113,535	$69,667
Supplemental disclosures:
Deferred financing costs in accrued expenses	$1,311	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company committed to transforming the lives of patients and their families living with hyperphagia and severe obesity caused by rare melanocortin-4 receptor (MC4R) pathway diseases. Rhythm’s precision medicine, IMCIVREE® (setmelanotide), for which we have exclusive worldwide rights, has the potential to restore dysfunctional MC4R signaling due to impaired MC4R pathway function. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by U.S. Food and Drug Administration (FDA) approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS), or Bardet-Biedl syndrome (BBS).  In the European Union and Great Britain, IMCIVREE is indicated for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. A Type II variation application to the European Medicines Agency seeking regulatory approval and authorization for setmelanotide to treat obesity and control of hunger in adult and pediatric patients 6 years of age and older with BBS also is under review. In July 2022, the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion, recommending to expand the current indication for IMCIVREE to include the treatment of obesity and control of hunger in adult and pediatric patients 6 years of age and older with BBS. The European Commission, which has the authority to grant and expand marketing authorizations for medicinal products in the EU, is anticipated to make a final decision on the application to expand the indication for IMCIVREE in the second half of 2022. In addition, we are advancing a broad clinical development program for setmelanotide in patients with hyperphagia and severe obesity caused by additional rare MC4R pathway diseases to expand the approved indications in the United States and Europe.  In addition to the United States, European Union and United Kingdom, we and our partners are seeking approval for IMCIVREE to treat patients with these MC4R pathway-related obesities in Israel, China, Hong Kong and Macau.

The Company is a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.  The Company has wholly owned subsidiaries in the United States, Ireland, the United Kingdom, France, Italy, the Netherlands, Germany, Spain and Canada.

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

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic may continue to impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the three and six months ended June 30, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception. As of June 30, 2022, the Company had an accumulated deficit of $626,704.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, pre-commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

At June 30, 2022, the Company had $235,596 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash and cash equivalents and short term investments will be sufficient to fund the Company’s operations into 2024, and that such existing cash and cash equivalents and short term investments, together with the second investment tranche under the Revenue Interest Financing Agreement, or RIFA, entered into with entities managed by HealthCare Royalty Management, LLC expected in the second half of 2022, will be sufficient to fund the Company's operations into at least the second half of 2024.

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

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2022, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these financial statements include estimates related to determining our net product revenue, license revenue, accruals related to research and development expenses, assumptions used to record stock-based compensation expense, interest expense on our deferred royalty obligation, assumptions used to value the embedded derivative in our deferred royalty obligation, assumptions used to value the common stock received from RareStone Group Ltd., or RareStone, and the valuation allowance on the Company's deferred tax assets.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  Changes in estimates are recorded in the period in which they become known.  Actual results could differ materially from those estimates.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. At June 30, 2022, substantially all of the Company’s revenue was generated from a single customer in the United States.

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

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have standard payment terms that generally require payment within 45 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  At June 30, 2022, the Company determined an allowance for doubtful account was not required based upon our review of contractual payments and our customers’ circumstances.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification ASC 606, Revenue from Contracts with Customers or ASC 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue, net

Subsequent to its regulatory approval, the Company began to sell IMCIVREE in the United States in March 2021 and in France and Germany in March 2022 and June 2022, respectively.  The product is distributed through an exclusive third-party logistics, or 3PL, distribution agent that does not take title to the product. Once the product is delivered to the Company’s exclusive specialty pharmacy provider, our sole customer in the U.S., the customer, or wholesaler takes title to the product.  The wholesaler then distributes the product to health care providers and patients.  In our exclusive distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product.  The Company generally does not offer returns of product sold to the customer.

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

During the three and six months ended June 30, 2022 and 2021, we recorded product revenue, net, of $2,312, $274, $3,810, and $309, respectively.  The table that summarizes balances and activity in each of the product revenue allowance and reserve categories has not been included for the three and six months ended June 30, 2022 and 2021, due to the immateriality of the revenue recognized during the periods.

License Agreements

We generate revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain of our products and product candidates. Such agreements may include the transfer of intellectual property rights in the form of licenses, transfer of technological know-how, delivery of drug substances, research and development services, and participation on certain committees with the counterparty. Payments made by the customers may include non-refundable upfront fees, payments upon the exercise of customer options, payments based upon the achievement of defined milestones, and royalties on sales of products and product candidates if they are approved and commercialized.

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize the transaction price allocated to the license as revenue upon transfer of control of the license. We evaluate all other promised goods or services in the agreement to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to us reflects their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. If optional future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights, and are accounted for as separate performance obligations.

We utilize judgment to determine the transaction price. In connection therewith, we evaluate contingent milestones at contract inception to estimate the amount which is not probable of a material reversal to include in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we re-evaluate the probability of achieving development milestone payments that may not be subject to a material reversal and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.

We then determine whether the performance obligations or combined performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress, as applicable, for each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded within deferred revenue. Contract liabilities within deferred revenue are recognized as revenue after control of the goods or services is transferred to the customer and all revenue recognition criteria have been met.

For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalties have been allocated has been satisfied (or partially satisfied).

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

According to the terms of the RareStone License, RareStone has agreed to seek local approvals to commercialize IMCIVREE for the treatment of obesity and hyperphagia due to biallelic POMC, PCSK1 or LEPR deficiency, as well as Bardet-Biedl and Alström syndromes. Additionally, RareStone has agreed to fund efforts to identify and enroll patients from China in the Company’s global EMANATE trial, a Phase 3, randomized, double-blind, placebo-controlled trial to evaluate setmelanotide in four independent sub-studies in patients with obesity due to a heterozygous variant of POMC/PCSK1 or LEPR; certain variants of the SRCI gene, and certain variants of the SH2B1 gene. In accordance with the terms of the RareStone License, RareStone made an upfront payment to Rhythm of $7,000 and issued Rhythm 1,077,586 ordinary shares. The Company is eligible to receive development and commercialization milestones of up to $62,500, as well as tiered royalty payments on annual net sales of IMCIVREE.

As of March 31, 2022, the Company estimated the fair value of the RareStone equity to be $2,440 based on a preliminary valuation.  Upon completion of the valuation procedures during the three month period ended June 30, 2022, the Company concluded the initial fair value of the RareStone equity to be $1,040. The $1,400 change in fair value upon finalizing our valuation of the RareStone equity resulted in an adjustment to the contract liability account within our condensed consolidated financial statements. At June 30, 2022, the Company estimated the fair value of the RareStone equity to be $740 based upon a valuation.  The $300 decline in fair value is recodered as an a component of other comprehensive (loss) income in our the condensed consolidated statements of operations and other comprehensive (loss) income for the three month period ended June 30, 2022. The Company will remeasure the fair value of the RareStone equity on a quarterly basis.

The Company received total upfront consideration of $8,040 comprised of an upfront payment of $7,000, and the estimated fair value of the RareStone equity of $1,040. The Company determined that the RareStone License contains two performance obligations, the delivery of the license and the supply of clinical and commercial product. The Company further determined the supply of commercial product to RareStone contains a significant future discount and estimates the discount to be $1,286, which is recorded as a component of deferred revenue on the condensed consolidated balance sheet at June 30, 2022.  The discount related to commercial manufacturing supply will be deferred and recognized over the commercial supply period.

Based on a relative fair-value allocation between the license and the manufacture of clinical and commercial product, the Company recognized $6,754 of license revenue during the three and six months ended June 30, 2022 as the Company fulfilled its obligations in transferring the license to RareStone.

Deferred Royalty Obligation

We treat the debt obligation to HealthCare Royalty Management, LLC as discussed further in Note 10, “Long-term Obligations”, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, we periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

Cost of Product Sales

Prior to receiving approval from the FDA in November 2020 to sell IMCIVREE in the United States, the Company expensed all costs incurred related to the manufacture of IMCIVREE as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates.  Subsequent to receiving FDA approval in November 2020, the Company has capitalized a nominal amount of inventory related costs that were incurred subsequent to FDA approval. At June 30, 2022, the Company had $1,690 of inventory recorded as a component of prepaid and other current assets on the condensed consolidated balance sheet.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the three or six months ended June 30, 2022 and 2021, respectively.

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

The Company’s cash equivalents and marketable securities at June 30, 2022 and December 31, 2021 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities at June 30, 2022 and December 31, 2021, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net income

(loss) per common share is computed by adjusting the weighted-average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For purposes of the diluted net income (loss) per share calculation, 640,318 stock options and 73,259 restricted stock units were considered to be common stock equivalents for the three and six months ended June 30, 2021.  For the three and six months ended June 30, 2022, the common stock equivalents have been excluded from the calculation of diluted net income (loss) per share, as their effect would be anti-dilutive for the period presented due to the net loss incurred.

The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	7,176,554	5,151,118	7,176,554	4,691,373
Restricted stock units	718,107	185,176	718,107	133,286
Performance stock units	840,564	—	840,564	—
Potential common shares	8,735,225	5,336,294	8,735,225	4,824,659

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Research and development costs	$18,380	$17,480
Professional fees	6,844	2,163
Payroll related	6,145	8,371
Deferred financing fees	1,311	—
Royalties	116	791
Other	2,809	1,279
Accrued expenses and other current liabilities	$35,605	$30,084

4. Fair Value of Financial Assets

As of June 30, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents and short-term investments was $235,596 and $294,855, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	June 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Commercial Paper	$—	$9,993	$—	$9,993
Money Market Funds	61,167	—	—	61,167
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	122,389	—	122,389
Other Long-term Assets:
RareStone Common Stock	—	—	740	740
Total	$61,167	$132,382	$2,140	$195,689
Liabilities:
Derivative on Royalty Financing	$—	$—	$1,590	$1,590
Total	$—	$—	$1,590	$1,590

	Fair value Measurements as of
	December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$—	$—	$—
Money Market Funds	48,297	—	—	48,297
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	235,607	—	235,607
Total	$48,297	$235,607	$—	$283,904

The estimated fair value of the shares of RareStone equity as of our initial recording date and June 30, 2022, as well as the estimated fair value of the derivative liability related to our RIFA with HealthCare Royalty was determined using Level 3 inputs. The fair value measurement of the RareStone equity as well as the derivative liability are sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 10, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other expense, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of IMCIVREE, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument.

Our RareStone equity was valued at $740 at June 30, 2022. The Company determined the estimated fair values using a discounted cash flow model under the income approach and an option pricing allocation model for the period ended June 30, 2022.  Inherent in discounted cash flow and option pricing allocation models are assumptions related to the equity value of the entity, expected equity volatility, holding period, risk-free interest rate and discount for lack of marketability. The Company estimated equity volatility based on historical volatility of guideline public companies. The risk-free interest rate was based on the U.S. Treasury rates for a maturity similar to the expected holding period.

Changes in our level 3 securities for the three months ended June 30, 2022 and 2021 are as follows:

	Six months ended
	June 30,
	2022	2021
Beginning aggregate estimated fair value of Level 3 securities	$—	$—
Initial recording of RareStone equity	1,040	—
Total realized and unrealized gains
Unrealized gain (loss) included in other comprehensive (loss) income	(300)	—
Ending aggregate estimated fair value of Level 3 securities	$740	$—

Marketable Securities

The following tables summarize the Company's marketable securities:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$122,994	$—	$(605)	$122,389
	$122,994	$—	$(605)	$122,389

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$235,608	$50	$(51)	$235,607
	$235,608	$50	$(51)	$235,607

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 3.0 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of June 30, 2022, the Company has not entered into any lease arrangements classified as a finance lease.

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

The following table presents the maturities of the Company’s operating lease liability related to office space as of June 30, 2022, all of which is under a non-cancellable operating lease:

Operating Lease
2022	$412
2023	834
2024	851
2025	502
Thereafter	—
Total operating lease payments	2,599
Less: imputed interest	341
Total operating lease liability	$2,258

6. Intangible Assets, Net

As of June 30, 2022, the Company’s finite-lived intangible assets, which totaled $8,311 resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.

As of June 30, 2022, amortization expense for the next five years and beyond is summarized as follows:

2022	$425
2023	855
2024	855
2025	855
2026	855
Thereafter	4,466
Total	$8,311

The Company began amortizing its finite-lived intangible assets in April 2021 over an 11 year period based on IMCIVREE’s expected patent exclusivity period. Amortization expense totaled $216, $114, $346 and $114 for the three and six months ended June 30, 2022 and 2021, respectively.  Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive (loss) income.

7. Income Taxes

The Company did not record a tax provision for the three and six months ended June 30, 2022 as the Company generated sufficient tax losses during the period.  The Company recorded a tax (benefit) of ($5,022) and recorded a tax provision of $16,984 for the three and six month periods ended June 30, 2021, respectively, primarily related to the sale of the Rare Pediatric Disease Priority Review Voucher, or  PRV, offset by a tax benefit from ordinary losses generated by the Company during the period. The Company expects to have sufficient tax losses in the current year to offset income and thus no current year liability is expected.  The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

8. Common Stock

As of June 30, 2022, an aggregate of 13,300,876 shares of common stock were reserved for future issuance under the Company’s stock plans, including outstanding stock options, restricted stock units, and performance stock units that have been issued totaling 8,735,225 and 1,404,259 shares are available for future grants under the Company’s 2017 Employee Stock Purchase Plan.

On February 9, 2022, the Company’s board of directors adopted the Rhythm Pharmaceuticals, Inc. 2022 Employment Inducement Plan or the Inducement Plan, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the Inducement Plan. The Company will continue to grant awards under the 2017 Plan pursuant to the terms thereof.

The exercise price of stock options granted under the Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of June 30, 2022, 60,565 stock option awards have been issued under the Inducement Plan. As of June 30, 2022, 30,295 restricted stock unit awards have been granted under the Inducement Plan. As of June 30, 2022, 909,140 shares of common stock are available for future grant under the Inducement Plan.

On November 2, 2021, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $100,000 in "at-the-market" offerings, or the ATM. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for Company’s common stock. As of June 30, 2022, there was $100,000 of common stock remaining available for sale under the ATM.

On February 9, 2021 the Company completed a public offering of 5,750,000 shares of common stock at an offering price of $30.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 750,000 additional shares of common stock. The Company received $161,731 in net proceeds after deducting underwriting discounts, commissions and offering expenses.

9. Related-Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $498, $487, $978 and $1,097 for the three and six months ended June 30, 2022 and 2021, respectively. Outstanding payments due to these related parties as of June 30, 2022 and December 31, 2021 were $66 and $50, respectively, and were included within accounts payable on the balance sheet.

10. Long-Term Obligations

On June 16, 2022, we entered into a RIFA with entities managed by HealthCare Royalty Management, LLC, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors have agreed to pay the Company an aggregate investment amount of up to $100,000, or the Investment Amount. Under the terms of the RIFA, we received $37,500 on June 29, 2022 upon FDA approval of IMCIVREE in BBS, referred to as the Initial Investment Amount, and are entitled to receive an aggregate of up to an additional $37,500 of the Investment Amount fifteen business days after IMCIVREE receives EMA approval in BBS, and a remaining $25,000 of the Investment Amount forty-five business days following achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125,000, 7.5% on annual net revenues of between $125,000 and $300,000 and 2.5% on annual net revenues exceeding $300,000. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties.

The Investors’ rights to receive the Revenue Interests will terminate on the date on which the Investors have received payments equal to a certain percentage of the funded portion of the Investment Amount including the aggregate of all payments made to the Investors as of such date, each percentage tier referred to as the Hard Cap, unless the RIFA is earlier terminated. The total Revenue Interests payable by us to the Investors is capped between 185% and 250% of the Investment Amount paid, dependent on the aggregate royalty paid between 2028 and 2032. If a change of control of occurs, the Investors may accelerate payments due under the RIFA up to the Hard Cap plus any other obligations payable under the RIFA.

The repayment period commenced on July 8, 2022 for the Initial Investment Amount, and expires on the earlier of (i) the date at which the Investors received cash payments totaling an aggregate of a Hard Cap ranging from 185% to 250% of the Initial Investment Amount or (ii) the legal maturity date of July 8, 2034.  If the Investors have not received payments equal to 250% of the Investment Amount by the twelve-year anniversary of the initial closing date, we will be required to pay an amount equal to the Investment Amount plus a specific annual rate of return less payments previously received by Investors. In the event of a change of control, we are obligated to pay Investors an amount equal to the Hard Cap in effect at the time, ranging from 185% to 250% plus any Under Performance Payment of the Investment Amount less payments previously received by Investors. In addition, upon the occurrence of an event of default, including, among others, our failure to pay any amounts due to Investors under the deferred royalty obligation, insolvency, our failure to pay indebtedness when due, the revocation of regulatory approval of IMCIVREE in the U.S. or our breach of any covenant contained in the RIFA and our failure to cure the breach within the prescribed time frame, we are obligated to pay Investors an amount equal to the Hard Cap in effect at the time of default ranging from 185% to 250% plus any Under Performance Payment of the Investment Amount less payments previously received by Investors. In addition, upon an event of default, Investors may exercise all other rights and remedies available under the RIFA, including foreclosing on the collateral that was pledged to Investors, which consists of all of our present and future assets relating to IMCIVREE.

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $1,590 as of June 30, 2022. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. The carrying value of the deferred royalty obligation at June 30, 2022 was $34,273 based on $37,500 of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at June 30, 2022 and was measured using Level 3 inputs. The estimated fair market value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 2, “Summary of Significant Accounting Policies.” The effective interest rate as of June 30, 2022 was 24%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $1,684. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

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

Overview

We are a global, a commercial-stage biopharmaceutical company committed to transforming the lives of patients and their families living with hyperphagia and severe obesity caused by rare melanocortin 4 receptor (MC4R) pathway diseases. Rhythm’s precision medicine, IMCIVREE® (or setmelanotide), for which we have exclusive worldwide rights, has the potential to restore dysfunctional MC4R pathway signaling and MC4R pathway function. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. IMCIVREE is the first-ever therapy developed for patients with hyperphagia and severe obesity caused by certain rare MC4R pathway diseases that is approved or authorized in the United States, European Union (EU) or Great Britain. In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by a U.S. Food and Drug Administration (FDA)-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS), or Bardet-Biedl syndrome (BBS).  In the EU and Great Britain, IMCIVREE is indicated for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. In the fourth quarter of 2022, the European Commission is anticipated to make a final decision on our Type II variation application the application to expand the indication for setmelanotide to treat obesity and control of hunger in adult and pediatric patients 6 years of age and older with BBS. In July 2022, the European Medicines Agency’s (EMA) Medicinal Committee for Products for Human Use (CHMP) adopted a positive opinion, recommending this expansion of the current indication for IMCIVREE to include BBS.  In addition to United States, EU and UK, we and our partners are seeking approval and or market access for IMCIVREE to treat patients with these MC4R pathway-related obesities in Argentina, Israel, China, Hong Kong and Macau.

Following FDA approval on June 16, 2022, we launched our commercial efforts to bring IMCIVREE to patients in the United States living with BBS. We are advancing efforts to achieve market access for BBS in EU member countries and the UK as well, pending EC authorization and local approvals.

We also are advancing a broad clinical development program evaluating setmelanotide in several ongoing clinical trials, and we are leveraging what we believe is the largest known DNA database focused on obesity - with approximately 45,000 sequencing samples as of December 31, 2021 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. In April 2022, we enrolled the first patient in the pivotal Phase 3 EMANATE clinical trial, a randomized, double-blind, placebo-controlled trial to evaluate setmelanotide in four independent sub-studies in patients with obesity due to a heterozygous variant of the POMC/PCSK1 genes or LEPR gene or certain rare variants of the SRC1 gene or the SH2B1 gene. We also have initiated the Phase 2 DAYBREAK clinical trial designed to evaluate setmelanotide in patients who carry a confirmed variant in one or more of 10 additional genes with strong or very strong relevance to the MC4R pathway. Our broad clinical programs evaluating setmelanotide in rare MC4R pathway diseases also includes the ongoing exploratory Phase 2 Basket study, an ongoing Phase 2 study evaluating setmelanotide in patients with hypothalamic obesity, a Phase 3 study in pediatric patients with MC4R pathway deficiencies between the ages of 2 and 6 years old, and a potential registration-enabling study with our once-weekly formulation of setmelanotide. Additionally, as an FDA post-marketing requirement, we are currently evaluating the effects of setmelanotide on the QT interval corrected for heart rate, or QTc interval, in healthy volunteers.  We also intend to seek input from the FDA on a pivotal Phase 3 trial in hypothalamic obesity, which we plan to initiate in early 2023.

There are currently no effective or approved treatments for these MC4R pathway related diseases. The FDA has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin melanocortin pathways. The Breakthrough Therapy designation currently covers indications for POMC deficiency obesity, LEPR deficiency obesity and BBS.

Additional recent clinical, regulatory and commercial updates include:

On August 2, 2022, we announced that more than 35 physicians have written more than 50 prescriptions for IMCIVREE  in the first six weeks since IMCIVREE was approved by the FDA on June 16, 2022 for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS.

On August 2, 2022, we announced we had completed enrollment in our Phase 3 study evaluating setmelanotide in pediatric patients with MC4R pathway deficiencies between the ages of 2 and 6 years old.

On July 22, 2022, we announced that the EMA’s CHMP adopted a positive opinion, recommending to expand the current indication for IMCIVREE to include the treatment of obesity and control of hunger in adult and pediatric patients 6 years of age and older with BBS.

On July 19, 2022, we announced that the French National Agency for Medicines and Health Products Safety (ANSM) and  Haute Autorité de santé (HAS) granted post-marketing authorization AP1 (autorisation d’accès précoce), or early access authorization, for setmelanotide for chronic weight management in adult and pediatric patients 6 years old and older with monogenic or syndromic obesity due to BBS.

On July 18, 2022, we announced that the National Institute for Health and Care Excellence (NICE)in the United Kingdom has issued guidance that recommends IMCIVREE as an option for treating obesity and controlling hunger caused by POMC, PCSK1 or LEPR deficiency in people 6 years of age and over, which means IMCIVREE will be funded and available for use within 90 days in the National Health Service in England and Wales.

On July 12, 2022, we announced positive interim results from the Phase 2 clinical trial evaluating setmelanotide for the treatment of severe obesity and hyperphagia in people living with hypothalamic obesity. We estimate that there are approximately 5,000 to 10,000 patients living with hypothalamic obesity in the United States.

The Phase 2 clinical trial is a multi-center, open-label, proof-of-concept study that enrolled 18 patients with hypothalamic obesity who are between 6 and 28 years old. The Phase 2 clinical trial consists of 16 weeks of treatment with setmelanotide administered once daily by subcutaneous injection, including an initial period of dose titration. The primary endpoint is the percentage of patients who achieve more than 5 percent reduction in body mass index (“BMI”) from baseline after 16 weeks of treatment, compared to a historic control of less than 5 percent in this population. As of the data cutoff date of May 6, 2022, 11 patients were evaluable for assessment, including nine patients who completed 16 weeks of treatment and two patients who discontinued early.

Data highlights from the interim analysis of the full analysis set (n=11) include, as of the cutoff date of May 6, 2022:

•	100 percent of patients achieved a BMI decrease of more than 5 percent;
•	17.2 percent mean percentage change in BMI (range: -37.2 percent, -6.7 percent);
•	15.8 percent mean change (range: -34.9 percent, -6.7 percent) in body weight from baseline weight of 107.1 kgs (range: 39.0, 141.4 kgs) or 236.1 lbs; and
•	15.9 kgs (range: -28.2, -6.7) or -35.1 lbs mean weight loss from baseline.

Data highlights from the interim analysis of completers (n=9) include, as of the cutoff date of May 6, 2022:

•	19.5 mean percent change in BMI (range: -37.2 percent, -10 percent);
•	17.8 mean percent change (range: -34.9 percent, -10.7 percent) in body weight from baseline weight of 107.8 kg (range: 39.0 kgs, 141.4 kgs) or 236.1 lbs; and
•	17.8 kgs (range: -28.2, -9.5) or -37.7 lbs mean weight loss from baseline.

Setmelanotide also achieved a meaningful reduction in hunger scores. The mean change in hunger score for patients older than 12 years old who completed 16 weeks on therapy (n=7) was -2.7 on a scale of 1-10, with 10 being most hungry.

Consistent with prior clinical experience in other rare MC4R pathway diseases, setmelanotide was observed to be generally well tolerated. The most frequently reported treatment-emergent adverse events included nausea, vomiting, COVID-19, diarrhea and injection site reactions.

Of the 18 patients enrolled in this Phase 2 clinical trial, three discontinued due to adverse events, each of whom had achieved a reduction in BMI of more than 5 percent at the time they discontinued, and one patient was discontinued due to documented non-compliance to therapy. In total, 14 of the 18 patients enrolled in this Phase 2 clinical trial remained on setmelanotide therapy as of July 11, 2022. We plan to present the full data from the 18 patients enrolled in this Phase 2 clinical trial at an upcoming medical meeting in the fall of 2022.

Based on the positive interim results from the Phase 2 clinical trial, we intend to proceed to Phase 3 clinical development following consultation with regulatory agencies

On June 22, 2022, we announced the launch of IMCIVREE in Germany for patients with POMC, PCSK1 or LEPR deficiency obesity. IMCIVREE is the first precision medicine designed to induce weight loss and control of hunger that has received a lifestyle exemption from the German Federal Joint Committee, which means it is now eligible for national coverage and reimbursement. The Company also anticipates launching IMCIVREE in the U.K. and Italy for patients with POMC, PCSK1 or LEPR deficiencies.

Also on June 22, 2022, we announced that the EC authorized a variation for IMCIVREE that allows for dosing in patients aged 6 years or older with POMC or LEPR deficiency who have mild, moderate or severe renal impairment.

On June 16, 2022, we announced that the U.S. FDA approved IMCIVREE for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS.

Also on June 16, 2022, we announced a non-dilutive revenue interest financing agreement, or RIFA with HealthCare Royalty Partners, LLC, or HealthCare Royalty, for a total investment amount of up to $100 million. In exchange for the total investment amount to be received by Rhythm, HealthCare Royalty will receive a tiered royalty based on global net product sales generated by IMCIVREE. For additional information, see Note 10, “Long-term Obligations” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On June 13, 2022, at the Endocrine Society Annual Meeting & Expo (ENDO), we presented new data from our long-term extension (LTE) trial, which showed continued body mass index (BMI) and weight reductions in patients with BBS or POMC or LEPR deficiency obesity (biallelic) receiving between 18 months and three years of setmelanotide therapy. Also at ENDO, we presented initial data from the LTE trial demonstrating continued BMI and weight reductions in patients with SH2B1 or SRC1 deficiency obesity, or with POMC or LEPR insufficiency obesity (heterozygous).

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have generated less than $10.0 million of revenue from product sales and we have financed our operations primarily through the proceeds received from the sales of common and preferred stock, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock.  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through February 2021, we have raised aggregate net proceeds of approximately $611.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We also received $100.0 million from an asset sale, specifically in connection with the sale of our PRV.  In December 2021, we entered into an Exclusive License Agreement with RareStone Group Ltd., and received $7.0 million in connection with the execution of that agreement.  In June 2022, we entered into the RIFA with entities managed by HealthCare Royalty and received proceeds of $37.3 million, net of certain transaction costs at closing.

We will not generate significant revenue from product sales until we are able to successfully establish a marketing and commercialization infrastructure for IMCIVREE.  IMCIVREE became commercially available to patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency in the U.S. in the first quarter of 2021 and patients 6 years of age and older with obesity due to BBS during June 2022. Following marketing authorizations in the EU and Great Britain, we are pursuing a country-by-country strategy to establish market access and reimbursement for IMCIVREE in several countries. During March 2022, we treated the first patients with IMCIVREE in France under the paid early access program and we treated the first patients with IMCIVREE in Germany during June 2022.  We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of June 30, 2022 we had an accumulated deficit of $626.7 million. Our net (loss) income was ($45.0) million, ($35.4) million, ($97.8) million and $8.4 million for the three and six months ended June 30, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of June 30, 2022, our existing cash and cash equivalents and short-term investments were approximately $235.6 million. We expect that our previously announced changes to the EMANATE and DAYBREAK trials, coupled with a streamlining of our planned global network of clinical trial sites, will result in meaningful cost savings. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2024, and that such existing cash and cash equivalents and short-term investments, together with the second investment tranche under the RIFA expected in the second half of 2022, will enable us to fund our operating expenses into at least the second half of 2024.

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

Financial Operations Overview

Revenue

To date, we have generated less than $10.0 million of revenue from product sales.  Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021.  We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France during March 2022 under the paid early access program.  We expect our initial sales of IMCIVREE will be limited by the ultra-rare nature of the disease and limited number of diagnosed patients in the United States and throughout the rest of the world.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three months ended June 30, 2022 were insignificant.  We expect cost of sales to increase in 2022 as we continue to sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.  We continue to evaluate the impact of this previously expensed inventory on the future cost of product sales, however we do not expect there to be a significant impact based on the cost structure of the product.

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

The following table summarizes our current research and development expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Research and development summary	2022	2021	2022	2021
Research and development expense	$31,456	$25,104	$63,966	$45,015

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

Selling, general and administrative expenses

Selling expenses consist of professional fees related to preparation for the commercialization of setmelanotide, as well as salaries and related benefits for commercial employees, including stock-based compensation.  As we implement and execute our commercialization plans and start to market setmelanotide and as we explore new collaborations to develop and commercialize setmelanotide, we anticipate that these expenses will materially increase.

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, relating to our full-time employees not involved in R&D or commercial activities.  Other significant costs include rent, legal fees relating to patent and corporate matters and fees for accounting, tax and consulting services.

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selling, general and administrative summary	2022	2021	2022	2021
Selling, general and administrative expense	$22,328	$15,465	$43,777	$29,983

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Change
	2022	2021	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$2,312	$274	$2,038	NM
License revenue	6,754	—	6,754	NM
Costs and expenses:
Cost of sales	378	137	241	NM
Research and development	31,456	25,104	6,352	25%
Selling, general, and administrative	22,328	15,465	6,863	44%
Total costs and expenses	54,162	40,706	13,456	33%
Loss from operations	(45,096)	(40,432)	(4,664)	12%
Other income, net	95	21	74	352%
Loss before taxes	(45,001)	(40,411)	(4,590)	11%
Benefit from income taxes	—	(5,022)	5,022	(100)%
Net loss	$(45,001)	$(35,389)	$(9,612)	27%

NM=Not meaningful

Product revenue, net.  Product revenue, net increased to $2.3 million for the three months ended June 30, 2022.  There was no significant product revenue in the comparative period.  The FDA approved our lead product candidate, IMCIVREE in November 2020 and we recorded our first sales of IMCIVREE in March 2021. We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States during June 2022.  To date, substantially all of our product revenue has been generated in the United States.  During March 2022, we completed our first sales of IMCIVREE in France through an early access program. During June 2022, we completed our first sales of IMCIVREE in Germany.

License revenue.  License revenue increased to $6.8 million for the three months ended June 30, 2022 and was entirely related to the license we granted to RareStone in December 2021 to develop, manufacture, commercialize and otherwise exploit any pharmaceutical product that contains setmelanotide in the diagnosis, treatment or prevention of conditions and diseases in humans in China, including mainland China, Hong Kong and Macao.  We completed our activities required to transfer the license to RareStone during three month period ending June 30, 2022, which resulted in the recognition of the license revenue.  We do not expect to recognize additional license revenue related to the RareStone arrangement during 2022.

Cost of sales. Cost of sales increased to $0.4 million for the three months ended June 30, 2022.  All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three months ended June 30, 2022 and 2021 were insignificant and primarily reflect the amortization of our capitalized sales based milestone payment made to Ipsen Pharma S.A.S., or Ipsen, upon our first commercial sale in the United States and European Union, as well as a royalty due to Ipsen on our net product sales.  We expect cost of sales to increase over time as we sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.

Research and development expense. Research and development expense increased by $6.4 million to $31.5 million in 2022 from $25.1 million in 2021, an increase of 25%. The increase was primarily due to the following:

●	an increase of $4.6 million in our clinical trial costs associated with new and planned clinical trials, including our Phase 2 DAYBREAK and Phase 3 EMANATE trials, Phase 3 pediatrics trial, QTc study, Phase 2 hypothalamic obesity study, and increased enrollment in our long-term extension study; these increases were partially offset by reduced activity due to the winding down of our BBS, Phase 2 Basket and GO-ID studies;
●	an increase of $1.3 million in compensation and benefits due to the hiring of additional full-time employees in order to support the growth of our research and development programs and expansion of regulatory affairs operations;
●	an increase of $0.7 million due to increased gene sequencing costs to support our expanded clinical programs; and
●	an increase of $1.0 million in costs associated with support for regulatory filings and for clinical supply material.

The above increases were partially offset by:

●	a decrease of $1.2 million in costs associated with medical affairs.

Selling, general and administrative expense. Selling, general and administrative expense increased by $6.9 million to $22.3 million in 2022 from $15.5 million in 2021, an increase of 44%. The increase was primarily due to the following:

●	an increase of $5.0 million related to increased costs associated with commercial operations, sales and marketing activities for IMCIVREE in connection with preparing for the U.S approval for BBS obtained in June 2022;
●	an increase of $1.0 million due to increased compensation and benefits related costs associated with additional headcount to support our expanding business operations as well as to build out our commercial operations in the United States and internationally; and
●	an increase of $1.0 million due to increased costs associated with office support and insurance costs for our expanding workforce.

Other income, net.  Other income increased by $0.1 million for the three months ended June 30, 2022. The increase was primarily due to improving interest rates during the period.

Provision for income taxes.  There is no provision for income taxes for the three months ended June 30, 2022, as we project to generate operating losses during the year.  We recorded an income tax benefit of $5.0 million as a result of the sale of our PRV during the three months ended June 30, 2021.

Net loss. Net loss increased by $9.6 million to $45.0 million for the three months ended June 30, 2022, from net loss of $35.4 million for the three months ended June 30, 2021. The increase in net loss was a result of higher costs as noted above, offset by current period revenues, and the non recurring nature of the impact of a tax benefit related to the sale of our PRV in the prior year period.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Change
	2022	2021	$	%

	(in thousands)
Statement of Operations Data:
Product Revenue, net	$3,810	$309	$3,501	NM
License revenue	6,754	—	6,754	NM
Costs and expenses:
Cost of sales	608	141	467	NM
Research and development	63,966	45,015	18,951	42%
Selling, general, and administrative	43,777	29,983	13,794	46%
Total costs and expenses	108,351	75,139	33,212	44%
Loss from operations	(97,787)	(74,830)	(22,957)	31%
Other income, net	22	100,175	(100,153)	(100)%
(Loss) income before taxes	(97,765)	25,345	(123,110)	(486)%
Provision for income taxes	—	16,984	(16,984)	(100)%
Net (loss) income	$(97,765)	$8,361	$(106,126)	(1,269)%

NM=Not meaningful

Product revenue, net.  Product revenue, net increased to $3.8 million for the six months ended June 30, 2022. There was no significant product revenue in the comparative period.  The FDA approved our lead product candidate, IMCIVREE in November 2020 and we recorded our first sales of IMCIVREE in March 2021. We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States during June 2022.  To date, substantially all of our product revenue has been generated in the United States.  During March 2022, we completed our first sales of IMCIVREE in France through an early access program. During June 2022, we completed our first sales of IMCIVREE in Germany.

License revenue.  License revenue increased to $6.8 million for the three months ended June 30, 2022 and was entirely related to the RareStone license.  We completed our activities required to transfer the license to RareStone during six month period ending June 30, 2022 which resulted in the recognition of the license revenue.  We do not expect to recognize additional license revenue related to the RareStone arrangement during 2022.

Cost of sales. Cost of sales increased to $0.6 million for the six months ended June 30, 2022. All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the six months ended June 30, 2022 were insignificant and primarily reflect the amortization of our capitalized sales based milestone payment made to Ipsen Pharma S.A.S., or Ipsen, upon our first commercial sale in the United States and European Union, as well as a royalty due to Ipsen on our net product sales.  We expect cost of sales to increase overtime as we sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.

Research and development expense. Research and development expense increased by $19.0 million to $64.0 million in the six months ended June 30, 2022 from $45.0 million in the six months ended June 30, 2021, an increase of 42%. The increase was primarily due to the following:

●	an increase of $14.0 million in our clinical trial costs associated with new and planned clinical trials, including our Phase 2 DAYBREAK and Phase 3 EMANATE trials, Phase 3 pediatrics trial, QTc study, Phase 2 hypothalamic obesity study, and increased enrollment in our long-term extension study. These increases were partially offset by reduced activity due to the completion and winding down of our BBS, Phase 2 Basket, renal and GO-ID studies;
●	an increase of $4.2 million due to increased purchases of clinical supply material;
●	an increase of $1.5 million in compensation and benefits due to the hiring of additional full-time employees in order to support the growth of our research and development programs and expansion of regulatory affairs operations;
●	an increase of $1.2 million due to increased gene sequencing costs;
●	an increase of $1.0 million in development milestones earned by Camurus AB, or Camurus, related to development milestone achieved related to our weekly formulation; and
●	an increase of $0.5 million to support regulatory filings.

The above increases were partially offset by:

●	a decrease of $3.2 million in costs associated with medical affairs.

Selling, general and administrative expense. Selling, general and administrative expense increased by $13.8 million to $43.8 million in the six months ended June 30, 2022 from $30.0 million in the six months ended June 30, 2021, an increase of 46%. The increase was primarily due to the following:

●	an increase of $7.3 million related to increased costs associated with commercial operations, sales and marketing activities for IMCIVREE in connection with preparing for the U.S approval for BBS obtained in June 2022;
●	an increase of $4.4 million due to increased compensation and benefits related costs associated with additional headcount to support our expanding business operations as well as to build out our commercial operations in the United States and internationally; and
●	an increase of $2.0 million due to increased costs associated with information technology, international office space, sponsorships and general corporate travel related expenses for our expanding workforce.

Other income, net.  Other income decreased by $100.1 million in the six months ended June 30, 2022. The decrease was primarily due to the sale of our PRV in February 2021. The sale of our PRV in the prior year was a non-recurring transaction.

Provision for income taxes.  There is no provision for income taxes for the six months ended June 30, 2022, as we project to generate operating losses during the year.  We recorded a provision for income taxes of $17.0 million as a result of the sale of our PRV during the six months ended June 30, 2021.

Net (loss) income. Net loss increased by $106.1 million to $97.8 million for the six months ended June 30, 2022, from net income of $8.4 million for the six months ended June 30, 2021. The increase in net loss was primarily a result of the non-recurring nature of our PRV sale in 2021, which resulted in $100.0 million of other income during the prior year period, as well as higher costs in the current year as noted above.

Liquidity and Capital Resources

As of June 30, 2022, our cash and cash equivalents and short-term investments were approximately $235.6 million.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(92,441)	$(65,371)
Investing activities	108,501	(132,187)
Financing activities	37,899	165,968
Net increase (decrease) in cash, cash equivalents and restricted cash	$53,959	(31,590)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net (loss) income adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $92.4 million for the six months ended June 30, 2022 and consisted primarily of a net loss of $87.3 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense. The change in operating assets and liabilities reflected a total use of cash of approximately $4.5 million from a decrease in other long-term assets, prepaid expenses and other current assets coupled with a $0.6 million decrease in accounts payable, deferred revenue and accrued expenses and other current liabilities.

Net cash used in operating activities was $65.4 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $63.4 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, the gain on the sale of the PRV, a deferred provision for income taxes, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $0.6 million from an increase in accounts payables and accrued expenses associated with our CROs, CMOs, and consultants due to the timing of payments, coupled with an increase of $1.2 million in prepaid expenses.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $108.5 million for the six months ended June 30, 2022 and relates to $163.1 million of maturities of short-term investments, partially offset by $50.4 million of purchases of short-term investments, a $4.0 million milestone obligation payment under our license agreement with Ipsen and $0.2 million related to the purchase of property plant and equipment.

Net cash used in investing activities was $132.2 million for the six months ended June 30, 2021 and relates to $226.9 million of net purchases of short-term investments and $5.0 million for the acquisition of an intangible asset, partially offset by the $100.0 million in proceeds from the sale of the PRV.

Net cash provided by financing activities

Net cash provided by financing activities was $37.9 million for the six months ended June 30, 2022, which represents the net proceeds from the RIFA coupled with the net proceeds of the issuance of common stock from our 2017 Employee Stock Purchase Plan, or the ESPP.

Net cash provided by financing activities was $166.0 million for the six months ended June 30, 2021, which represents the net proceeds of $161.7 million from our common stock offering in February 2021 and $4.2 million of cash proceeds from the exercise of stock options and the issuance of common stock from the ESPP.

Revenue Interest Financing Agreement

On June 16, 2022, we announced a non-dilutive revenue interest financing agreement, or RIFA, with HealthCare Royalty Partners, LLC, or HealthCare Royalty, for a total investment amount of up to $100 million. In exchange for the total investment amount to be received by Rhythm, HealthCare Royalty will receive a tiered royalty based on global net product sales generated by IMCIVREE. For additional information, see Note 10, “Long-term Obligations” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q .

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

We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2024, and that such existing cash and cash equivalents and short-term investments, together with the second investment tranche under the RIFA expected in the second half of 2022, will enable us to fund our operating expenses into at least the second half of 2024. We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Contractual obligations

As of June 30, 2022, apart from additional contractual obligations under our RIFA as disclosed in Note 10, “Long-Term Obligations”, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

For a discussion of pending and recently adopted accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form

10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been  primarily on acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide. To date we have generated less than $10.0 million of revenue from product sales.  We have obtained FDA approval for IMCIVREE for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to pro-opiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, or leptin receptor, or LEPR, deficiency confirmed by FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, and due to Bardet-Biedl syndrome, or BBS. IMCIVREE has also received marketing authorization from the European Commission and Great Britain’s Medicines and Healthcare Products Regulatory Agency, or MHRA for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above.  A variation of IMCIVREE has also received marketing authorization from the European Commission for dosing in patients with POMC or LEPR deficiency who have mild, moderate or severe renal impairment. We have not obtained any other regulatory approvals for setmelanotide. We first commercialized IMCIVREE in the U.S. in the first quarter of 2021 and therefore do not have a long history operating as a commercial company. We are continuing to transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in such transition. We are still at the early stages of demonstrating our ability to manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is approved by the FDA and authorized by the European Commission and the MHRA, as noted above, and is in development to address patients affected by several other indications. We have funded our operations to date primarily through the proceeds from the sales of common stock and preferred stock, asset sales, as well as capital contributions from our former parent, Rhythm Holdings LLC, and have incurred losses in each year since our inception.

Our net (loss) income was ($45.0) million, ($35.4) million, ($97.8) million and $8.4 million for the three and six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $626.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, having obtained marketing approval for IMCIVREE, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. We have and will continue to incur additional costs associated with operating as a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date we have generated less than $10.0 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	continue to commercialize setmelanotide by building a commercial organization and/or entering into collaborations with third parties;
●	ensure setmelanotide is available to patients;
●	continue to achieve market acceptance of setmelanotide in the medical community and with third-party payors;
●	continue to initiate and successfully complete later-stage clinical trials that meet their clinical endpoints;
●	continue to initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approvals for setmelanotide as a treatment for obesity caused by genetic deficiencies affecting the MC4R pathway; and
●	successfully manufacture or contract with others to manufacture setmelanotide.

Absent our entering into collaboration or partnership agreements, we have and expect to continue to incur significant sales and marketing costs as we prepare to commercialize setmelanotide. Even though IMCIVREE is FDA approved for chronic weight management in patients 6 years of age and older with monogenic or syndromic obesity due to POMC, PCSK1, or LEPR, deficiency confirmed by FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, and due to BBS and authorized in the EU and Great Britain for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, and authorized in the EU for treatment of patients with POMC or LEPR deficiency who have mild, moderate or severe renal impairment, and even if we successfully complete our pivotal and other clinical trials and setmelanotide is approved for commercial sale in additional indications, setmelanotide may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate significant product revenue, we will not become profitable and will be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently in the early stages of commercializing IMCIVREE for chronic weight management in patients with obesity due to POMC, PCSK1 or LEPR deficiencies in the U.S. and the EU and Great Britain and advancing setmelanotide through clinical development for additional indications in the United States and for potential approvals in other countries. Developing peptide therapeutic products is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance setmelanotide in additional clinical trials. We intend to use our available cash resources to advance the clinical development of setmelanotide, for disease-education and community-building activities, patient identification, and commercialization activities related to IMCIVREE. Depending on the status of additional regulatory approvals and commercialization of setmelanotide, as well as the progress we make in any sales of IMCIVREE, we may still require significant additional capital to fund the continued development of setmelanotide and our operating needs thereafter. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for setmelanotide or otherwise expand more rapidly than we presently anticipate.

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through February 2021, we raised aggregate net proceeds of approximately $611.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. Since inception, we have received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc.  In June 2022, we entered into the RIFA with HealthCare Royalty for a total investment amount of up to $100 million, conditioned upon our achievement of certain clinical development and sales milestones. As of June 30, 2022, our cash and cash equivalents and short-term investments were approximately $235.6 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2024, and that such existing cash and cash equivalents and short-term investments, together with the second investment tranche under the RIFA expected in the second half of 2022, will enable us to fund our operating expenses into at least the second half of 2024. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light of ongoing uncertainty related to the COVID-19 pandemic, supply chain issues and labor shortages, rising inflation and international turmoil due to the Russian invasion of Ukraine, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our Revenue Interest Financing Agreement with Healthcare Royalty Partners could restrict our ability to commercialize IMCIVREE, limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

On June 16, 2022, we entered into the RIFA, with entities managed by HealthCare Royalty Management, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors have agreed to pay the Company an aggregate investment amount of up to $100.0 million, or the Investment Amount. Under the terms of the RIFA, we received $37.5 million on June 29, 2022 upon FDA approval of IMCIVREE in BBS, and are entitled to receive an aggregate of up to an additional $37.5 million of the Investment Amount fifteen business days after IMCIVREE receives EMA approval in BBS, and a remaining $25.0 million of the Investment Amount forty-five business days following achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the Investors have not received cumulative minimum payments from equal to 60% of the amount funded by the Investors to date by March 31, 2027 or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date.

The Investors’ rights to receive the Revenue Interests will terminate on the date on which the Investors have received payments equal to a certain percentage of the funded portion of the Investment Amount including the aggregate of all payments made to the Investors as of such date, each percentage tier referred to as the Hard Cap, unless the RIFA is earlier terminated. The total Revenue Interests payable by us to the Investors is capped between 185% and 250% of the Investment Amount paid to us, dependent on the aggregate royalty paid between 2028 and 2032. If a change of control of occurs, the Investors may accelerate payments due under the RIFA up to the Hard Cap plus any other obligations payable under the RIFA.

Our obligations under the RIFA could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to obtain additional financing or enter into IMCIVREE partnership agreements;
•	requiring the dedication of a portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•	limiting our flexibility to plan for, or react to, changes in our business;
•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital; and
•	if we fail to comply with the terms of the RIFA, resulting in an event of default that is not cured or waived, Investors could seek to enforce their security interest in our cash and cash equivalents and all assets relating to IMCIVREE that secures such indebtedness.

To the extent we incur additional debt (including without limitation additional amounts under the Revenue Interest Financing Agreement), the risks described above could increase.

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

We are actively working to advance additional genetic variants related to the MC4R pathway through our clinical development program. Our continued development efforts are focused on obesity related to several single gene related, or monogenic, MC4R pathway impairments: BBS; HET obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, variants; obesity due to SH2B adapter protein 1, or SH2B1; hypothalamic obesity; and MC4R deficiency obesity. For example, in April 2022 we enrolled the first patient our pivotal Phase 3 EMANATE clinical trial of setmelanotide. The trial is a randomized, double-blind, placebo-controlled study with four independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; or certain variants of SH2B1 genes. After receiving feedback from the FDA in April 2022 that indicated that additional clinical trials to support potential registration for non-rare patient populations would likely be required, we eliminated a fifth sub-study intended to evaluate setmelanotide in patients with a PCSK1 N221D variant. Each of the four sub-studies will be entirely independent of the others and, if successful, is designed to support separate regulatory submissions to the FDA and EMA in each studied indication. However, the FDA and EMA may not view positive results in one sub-study, even if such results are statistically significant and clinically meaningful, as being sufficient for approval for any given indication.

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

Based on multiple epidemiological methods, we have estimated the potential addressable patient populations with these MC4R pathway deficiencies based on the following sources and assumptions:

●	POMC Deficiency Obesity. POMC Deficiency Obesity is defined by the presence of biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). Our addressable patient population estimate for POMC deficiency obesity is approximately 100 to 500 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we believe our addressable patient population for this deficiency may be approximately 100 to 500 patients in the United States, and a comparable addressable patient population in Europe, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency obesity is often unavailable and currently is rarely performed;
●	our belief, based on discussions with experts in rare diseases, that the number of diagnosed cases could increase several-fold with increased awareness of this deficiency and the availability of new treatments;
●	U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for adults with severe obesity (body mass index, or BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old); and
●	our internal sequencing yield for POMC deficiency obesity patients (including both POMC and PCSK1 gene diseases), defined as patients having biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS), of approximately 0.05%.
●	LEPR Deficiency Obesity. LEPR Deficiency Obesity is defined by the presence of biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). Our addressable patient population estimate for LEPR deficiency obesity is approximately 500 to 2,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	epidemiology studies on LEPR deficiency obesity in small cohorts of patients comprised of children with severe obesity and adults with severe obesity who have a history of early onset obesity;
●	U.S. Census Bureau figures for adults and children and CDC prevalence numbers for adults with severe obesity (BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old);
●	with wider availability of genetic testing expected for LEPR deficiency obesity and increased awareness of new treatments, our belief that up to 40% of patients with these diseases may eventually be diagnosed; and
●	our internal sequencing yield for LEPR deficiency obesity patients, defined as patients having biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS), of approximately 0.09%.

●	Bardet-Biedl Syndrome. Our addressable patient population estimate for BBS is approximately 1,500 to 2,500 patients in the United States based on:
●	published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients; and
●	our belief that with wider availability of genetic testing expected for BBS and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
●	POMC, PCSK1, or LEPR Heterozygous Obesities; SRC1 and SH2B1 Obesities. Our potential setmelanotide-responsive patient population estimate for POMC, PCSK1, or LEPR heterozygous, SRC1 and SH2B1 obesity patients with at least one variant interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS) suspected pathogenic is approximately 53,000 patients in the United States. Our estimates are based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (120% the 95th percentile between the ages of 2-5 years);
●	our internal sequencing yield of patients with POMC, PCSK1, or LEPR heterozygous, SRC1 or SH2B1 variants interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS) of approximately 10-15%; and
●	a clinical response rate of 40% for patients carrying pathogenic or likely pathogenic variants, and 20% for patients carrying a variant of uncertain significance (VUS).

The clinical response rate used in this calculation is based on the clinical data currently available to us from our trials and may change as more data become available.

●	MC4R Deficiency Obesity. Our addressable patient population estimate for MC4R-rescuable deficiency obesity is approximately 10,000 patients in the United States. This estimate is based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (120% the 95th percentile between the ages of 2-5 years);
●	a comprehensive ongoing biochemical screening study indicating there may be a defined subset of individuals who carry MC4R variants that may be rescued by an MC4R agonist; and
●	our internal sequencing yield for MC4R deficiency obesity patients of approximately 2.0% prior to application of functional filters.
●	Hypothalamic obesity. Our addressable patient population estimate for hypothalamic obesity (HO) is 5,000 to 10,000 patients in the United States. This estimate is based on:
●	diagnosis of an underlying HO etiology such as craniopharyngioma (CP), astrocytoma, or other brain tumors with CP accounting for approximately 50% of HO etiologies;
●	an annual incidence of craniophryngioma (CP) of approximately 1.3 million to 2.2 million per year in the United States, which projects to approximately 600 cases of CP per year based on a United States population of approximately 329 million;
●	approximately 50% (based on a published range of 6% to 91%) of CP patients develop HO;
●	published estimates of overall survival (OS) after CP diagnosis, with a 20-year OS of 84%;

●	allowing for patients that develop HO due to other factors besides CP, results in an estimated HO prevalence after CP diagnosis in the United States exceeding 2,500-7,500 patients; and
●	internal Company estimate is based on reported incidence of hypothalamic obesity following craniophryngioma and long-term survival rates.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA or other equivalent competent authorities in foreign jurisdictions, the IRB at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board, or DSMB, or Safety Monitoring Committee, or SMC, overseeing the clinical trial at issue or other equivalent competent authorities due to a number of factors, including, among others:

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

In connection with IMCIVREE’s approval, the FDA granted us seven years of orphan drug exclusivity for setmelanotide for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1, or LEPR deficiency and BBS confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, and in the EU, we obtained ten years of market exclusivity for setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic leptin receptor (LEPR) deficiency in adults and children 6 years of age and above.

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

Although we have obtained PRIME designation in the EU for setmelanotide for the treatment of obesity and the control of hunger associated with deficiency disorders of the MC4R receptor pathway and Breakthrough Therapy designation for setmelanotide for the treatment of obesity associated with certain genetic defects upstream of the MC4R in the leptin melanocortin pathway, which includes POMC deficiency obesity, LEPR deficiency obesity, Bardet- Biedl syndrome and Alström syndrome in the United States, the FDA may rescind the Breakthrough Therapy Designation and we may be unable to obtain Breakthrough Therapy designation for other uses. In addition, Breakthrough Therapy designation by the FDA or PRIME designation by the EMA may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that setmelanotide will receive additional marketing approvals in the United States or additional marketing authorizations in the EU.

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

We received FDA approval of the once-daily formulation in the initial NDA submission for setmelanotide, and plan to seek approval of the once-weekly formulation at a later time. While we plan to develop the once-weekly formulation, or to develop other new and useful formulations and delivery technology for setmelanotide, we cannot estimate the probability of success, nor the resources and time needed to succeed. If we are unable to gain approval and utilize the once-weekly formulation, or to develop new formulations, setmelanotide may not achieve significant market acceptance and our business, financial condition and results of operations may be materially harmed.

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

In the EU, until May 25, 2022, in vitro diagnostic medical devices were regulated by Directive 98/79/EC, or the IVDD, which has been repealed and replaced by Regulation (EU) No 2017/746, or the IVDR. Unlike the IVDD, the IVDR is directly applicable in EU member states without the need for member states to implement into national law. The regulation of companion diagnostics is now subject to further requirements set forth in the IVDR. However on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. For instance, class C devices (including devices that are intended to be used as companion diagnostics) will have until May 26, 2026 to comply with the new requirements. The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. Compliance with the new requirements may impact our development plans for setmelanotide.

If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic for setmelanotide, any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining additional approvals for setmelanotide, or adversely affect the approvals we have already obtained. For example, in November 2020, the FDA approved IMCIVREE for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1, or LEPR deficiencies confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Although the FDA did not require that we obtain approval of a companion diagnostic prior to approving the New Drug Application, or NDA, for IMCIVREE, in connection with the NDA approval we agreed as a post-marketing commitment to conduct adequate analytical and clinical validation testing to develop and establish an in vitro companion diagnostic device to accurately and reliably detect patients with variants in the POMC, PCSK1, and LEPR genes that may benefit from setmelanotide therapy. In September 2020, our collaboration partner, Prevention Genetics, submitted a de novo request seeking FDA authorization to market such an in vitro companion diagnostic device for IMCIVREE as a Class II medical device. In January 2022, the FDA granted the de novo request for classification for the POMC/PCSK1/LEPR CDx Panel for market authorization as a Class II device.  In June 2022, the FDA approved our supplemental NDA for the use of IMCIVREE to treat chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS. If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic when we seek additional approvals for setmelanotide, any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining such additional approvals for setmelanotide, or adversely affect the approvals we have already obtained.

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

In order to market IMCIVREE, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we have received FDA approval for IMCIVREE, for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency and BBS, from the European Commission and MHRA granted marketing authorization to IMCIVREE, for the treatment of obesity and the control of hunger associated with confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, and from the European Commission for dosing in patients with POMC or LEPR deficiency who have mild, moderate or severe renal impairment, we are early in our commercialization efforts and have not yet established a full-scale commercial infrastructure. Therefore, you should not compare us to commercial-stage biotechnology companies, and you should not expect that we will generate substantial revenues or become profitable in the near term. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

Currently, IMCIVREE is the only approved treatment for providing chronic weight management in patients with obesity due to BBS or  POMC, PCSK1 or LEPR deficiencies, and there are no approved treatments for chronic weight management in patients with Alström syndrome, or with deficiencies due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (HET obesity), SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity, and hypothalamic obesity. Bariatric surgery is not a good treatment option for these genetic diseases of obesity because the severe obesity and hyperphagia associated with these diseases are considered to be risk factors for bariatric surgery. Also, existing therapies indicated for general obesity, including glucagon-like peptide-1 (GLP-1) receptor agonists, such as Wegovy®, and glucose-dependent insulinotropic polypeptide (GIP) and glucagon-like peptide-1 (GLP-1) agonists, such as tirzepatide which is being investigated as a treatment for obesity, do not specifically restore function impaired by genetic deficiencies in the MC4R pathway, which we believe is the root cause of hyperphagia and obesity in patients with MC4R genetic variants. Based on search results from ClinicalTrials.gov, we are unaware of any competitive products in therapeutic clinical studies for the obesity and hyperphagia caused by upstream MC4R pathway deficiencies specifically, however LG Chem has represented it is in early-stage clinical development of an MC4R agonist. New competitors may emerge which could limit our business opportunity in the future.

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

Moreover, as a result of the COVID-19 pandemic and ongoing global supply chain issues, certain of our suppliers and CMOs in Europe have been affected, which has disrupted their activities. As a result, we could face difficulty sourcing key components necessary to produce supply of setmelanotide, which may negatively affect our clinical development and commercialization activities. If the COVID-19 coronavirus further impacts business operations, including our CMOs and suppliers, we could face additional disruption to our supply chain that could affect the supply of drug product for preclinical, clinical trial and commercial use. Additionally, as our CMOs are producers of drug substances and drug products, including vaccines and therapeutics, they could be compelled by a national government, or choose themselves, to shift their resources to the production of a COVID-19 vaccine and/or therapeutics for COVID-19, which could disrupt any scheduled drug substance or drug product batches we may have and may prevent us from obtaining supplies for our programs in a timely manner to meet our development timelines.

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

Risks Related to Regulatory Approval and Marketing of Setmelanotide and Other Legal Compliance Matters

Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of setmelanotide beyond FDA approval for obesity due to POMC, PCSK1 or LEPR deficiencies, or BBS in the United States, the marketing authorizations granted by the European Commission and the MHRA for the treatment of obesity and the control of hunger associated with confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above in the EU and Great Britain, respectively, and the marketing authorizations granted in the European Commission for the patients with POMC or LEPR deficiency who have mild, moderate or severe renal impairment.. We depend primarily on the success of setmelanotide, and we cannot be certain that we will be able to obtain additional regulatory approvals for, or successfully commercialize, setmelanotide. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize setmelanotide in additional indications in the United States or in foreign jurisdictions, and our ability to generate revenue will be materially impaired.

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends entirely on its successful clinical development, regulatory approval and commercialization. Setmelanotide (IMCIVREE), which is currently approved by FDA for chronic weight management in patients with monogenic or syndromic obesity due to POMC, PCSK1, or LEPR deficiency confirmed by FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or due to BBS, and by the European Commission for patients with POMC or LEPR deficiency who have mild, moderate or severe renal impairment, will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization in indications beyond those currently approved for IMCIVREE in the United States, the EU and Great Britain. The clinical trials, manufacturing and marketing of setmelanotide are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced by 2% under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2030, with the exception of a temporary suspension due to the COVID-19 pandemic from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of the sequester. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for IMCIVREE or the frequency with which IMCIVREE is prescribed or used.

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

In the United States, the FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for IMCIVREE is limited to chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due POMC, PCSK1, or LEPR, deficiency confirmed by FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, and due to BBS. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our drugs and drug candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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

In the United States, numerous federal and state laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and regulations implemented thereunder, collectively HIPAA, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of current and future collaborators. We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In addition, some of our research activities involve minors, which may be subject to additional laws and can require specialized consent processes, privacy protections, and compliance procedures. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Among other requirements, the GDPR and UK GDPR also regulate transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme and imposed further restrictions on the use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom. The United Kingdom’s Information Commissioner’s Office has also published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest UK data transfer documentation for data transfers subject to the UK GDPR, in relation to relevant existing contracts and certain additional contracts and vendor/ customer arrangements, within the relevant time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the European Commission during this period. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term.  In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data.

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

Our future growth depends, in part, on our ability to continue to penetrate foreign markets, where we will be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability will depend, in part, on our ability to continue to commercialize setmelanotide in foreign markets for which we intend to rely on collaborations with third parties, including RareStone. As we continue to commercialize setmelanotide in foreign markets, we will be subject to additional risks and uncertainties, including:

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

Since January 1, 2021, however, the United Kingdom operates under a separate regulatory regime to the EU. EU laws regarding medicinal products only apply in respect of the United Kingdom to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). The EU laws that have been transposed into United Kingdom law through secondary legislation remain applicable. While the United Kingdom has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the United Kingdom will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement includes specific provisions concerning medicinal products, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of United Kingdom and EU pharmaceutical regulations. For example, it is not clear to what extent the United Kingdom will adopt legislation aligned with, or similar to, the EU CTR which became applicable on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the United Kingdom and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Brexit also materially impacted the regulatory regime with respect to the approval of our product candidates. Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). As of January 1, 2021, all existing centralized marketing authorizations were automatically converted into United Kingdom marketing authorizations effective in Great Britain and issued with a United Kingdom marketing authorization number on January 1, 2021 (unless marketing authorization holders opted out of this scheme). A separate marketing authorization is now required to market drugs in Great Britain. It is currently unclear whether the regulator in the United Kingdom, the MHRA is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in Great Britain and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in Great Britain for our product candidates, which could significantly and materially harm our business. The United Kingdom’s withdrawal from the EU and the associated uncertainty has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 11.9% of our outstanding voting stock as of June 30, 2022. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of June 30, 2022, we had 50,454,170 shares of common stock outstanding.

The holders of an aggregate of approximately 6.0 million shares of our common stock, or approximately 11.9% of our total outstanding common stock as of June 30, 2022, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act, the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the recent global financial crisis has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, including weakened demand for setmelanotide and our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Increased inflation rates and related increases in interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	05/04/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/11/2020	3.1
10.1*†	Revenue Interest Financing Agreement, dated June 16, 2022, by and between the Company and entities managed by HealthCare Royalty Management, LLC
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: August 3, 2022	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2022	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)