Form 10-Q
period 2022-09-30
RHYTHM PHARMACEUTICALS, INC.
filed 2022-11-08
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s Common Stock as of November 2, 2022 was 56,348,331.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$185,087	$59,248
Short-term investments	162,708	235,607
Accounts receivable, net	3,328	1,025
Prepaid expenses and other current assets	10,751	12,507
Total current assets	361,874	308,387
Property and equipment, net	2,426	2,813
Right-of-use asset	1,273	1,522
Intangible assets, net	8,097	4,658
Restricted cash	328	328
Other long-term assets	15,616	11,815
Total assets	$389,614	$329,523
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,933	$5,737
Accrued expenses and other current liabilities	25,741	30,084
Deferred revenue	1,760	7,000
Lease liability	664	606
Total current liabilities	33,098	43,427
Long-term liabilities:
Deferred royalty obligation	72,961	—
Lease liability	1,440	1,945
Derivative liability	920	—
Total liabilities	108,419	45,372
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 55,756,256 and 50,283,574 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	56	50
Additional paid-in capital	949,043	813,041
Accumulated other comprehensive loss	(339)	(1)
Accumulated deficit	(667,565)	(528,939)
Total stockholders’ equity	281,195	284,151
Total liabilities and stockholders’ equity	$389,614	$329,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Product revenue, net	$4,284	$1,028	$8,094	$1,337
License revenue	—	—	6,754	—
Costs and expenses:
Cost of sales	497	222	1,105	363
Research and development	21,116	27,539	85,082	72,554
Selling, general, and administrative	21,938	17,507	65,715	47,490
Total costs and expenses	43,551	45,268	151,902	120,407
Loss from operations	(39,267)	(44,240)	(137,054)	(119,070)
Other income:
Other expense	(370)	—	(370)	100,000
Interest expense	(2,144)	—	(2,190)	—
Interest income	920	138	988	313
Total other (expense) income, net	(1,594)	138	(1,572)	100,313
Loss before taxes	(40,861)	(44,102)	(138,626)	(18,757)
(Benefit from) provision for income taxes	—	(8,995)	—	7,989
Net loss	$(40,861)	$(35,107)	$(138,626)	$(26,746)
Net loss per share, basic and diluted	$(0.79)	$(0.70)	$(2.73)	$(0.54)
Weighted-average common shares outstanding, basic and diluted	51,400,922	50,246,303	50,712,452	49,374,336

Other comprehensive loss:
Net loss	$(40,861)	$(35,107)	$(138,626)	$(26,746)
Reclassification of losses on RareStone equity into net loss	300	—	—	—
Unrealized gain (loss), net on marketable securities	267	—	(338)	(107)
Comprehensive loss	$(40,294)	$(35,107)	$(138,964)	$(26,853)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	50,283,574	$50	$813,041	$(1)	$(528,939)	$284,151
Stock-based compensation expense	—	—	4,611	—	—	4,611
Issuance of common stock in connection with ESPP	61,518	—	399	—	—	399
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	48,639	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(628)	—	(628)
Net loss	—	—	—	—	(52,764)	(52,764)
Balance at March 31, 2022	50,393,731	50	818,051	(629)	(581,703)	235,769
Stock-based compensation expense	—	—	5,137	—	—	5,137
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	60,439	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	23	—	23
Unrealized loss on RareStone equity	—	—	—	(300)	—	(300)
Net loss	—	—	—	—	(45,001)	(45,001)
Balance at June 30, 2022	50,454,170	50	823,188	(906)	(626,704)	195,628
Stock compensation expense	—	—	4,796	—	—	4,796
Issuance of common stock in connection with ESPP	31,414	—	227	—	—	227
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	470,672	1	3,863	—	—	3,864
Issuance of common stock upon completion of public offering, net of offering costs	4,800,000	5	116,969	—	—	116,974
Unrealized gain on marketable securities	—	—	—	267	—	267
Reclassification of losses on RareStone equity into net loss	—	—	—	300	—	300
Net loss	—	—	—	—	(40,861)	(40,861)
Balance at September 30, 2022	55,756,256	$56	$949,043	$(339)	$(667,565)	$281,195

Balance at December 31, 2020	44,235,903	$44	$625,762	$49	$(459,327)	$166,528
Stock-based compensation expense	—	—	5,191	—	—	5,191
Issuance of common stock in connection with ESPP	17,000	—	388	—	—	388
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	198,855	—	3,466	—	—	3,466
Issuance of common stock upon completion of public offering, net of offering costs	5,750,000	6	161,725	—	—	161,731
Unrealized loss on marketable securities	—	—	—	(107)	—	(107)
Net income	—	—	—	—	43,750	43,750
Balance at March 31, 2021	50,201,758	50	796,532	(58)	(415,577)	380,947
Stock compensation expense	—	—	5,669	—	—	5,669
Issuance of common stock in connection with exercise of stock options	24,981	—	383	—	—	383
Unrealized gain on marketable securities	—	—	—	79	—	79
Net loss	—	—	—	—	(35,389)	(35,389)
Balance at June 30, 2021	50,226,739	50	802,584	21	(450,966)	351,689
Stock compensation expense	—	—	5,268	—	—	5,268
Issuance of common stock in connection with ESPP	21,051		233			233
Issuance of common stock in connection with exercise of stock options	20,522	—	180	—	—	180
Net loss	—	—	—	—	(35,107)	(35,107)
Balance at September 30, 2021	50,268,312	$50	$808,265	$21	$(486,073)	$322,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021

Operating activities
Net loss	$(138,626)	$(26,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,544	16,128
Gain on sale of priority review voucher	—	(100,000)
Deferred tax provision	—	7,989
Depreciation and amortization	1,230	833
Non-cash interest expense and amortization of debt issuance costs	2,190	—
Non-cash rent expense	(198)	(185)
Loss on RareStone equity investment	1,040	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,072)	1,591
Deferred revenue	474	—
Other long-term assets	(4,841)	(10,533)
Accounts payable, accrued expenses and other current liabilities	(14,169)	5,392
Net cash used in operating activities	(139,428)	(105,531)
Investing activities
Purchases of short-term investments	(151,521)	(456,238)
Maturities of short-term investments	224,607	292,197
Proceeds from sale of priority review voucher	—	100,000
Payment of milestone obligation under license agreement	(4,000)	(5,000)
Purchases of property and equipment	(282)	(366)
Net cash provided by (used in) investing activities	68,804	(69,407)
Financing activities
Net proceeds from issuance of common stock	116,974	161,731
Proceeds from the exercise of stock options	3,863	4,029
Proceeds from issuance of common stock from ESPP	626	621
Proceeds from royalty financing agreement	75,000	—
Net cash provided by financing activities	196,463	166,381
Net increase (decrease) in cash, cash equivalents and restricted cash	125,839	(8,557)
Cash, cash equivalents and restricted cash at beginning of period	59,576	101,257
Cash, cash equivalents and restricted cash at end of period	$185,415	$92,700
Supplemental disclosures:
Deferred financing costs in accrued expenses	$957	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company committed to transforming the lives of patients and their families living with hyperphagia and severe obesity caused by rare melanocortin-4 receptor (MC4R) pathway diseases. Rhythm’s precision medicine, IMCIVREE® (setmelanotide), for which we have exclusive worldwide rights, has the potential to restore dysfunctional MC4R signaling due to impaired MC4R pathway function. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by U.S. Food and Drug Administration (FDA) approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or Bardet-Biedl syndrome (BBS).  The European Commission (EC) has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The UK’s Medicines & Healthcare Products Regulatory Agency (MHRA) authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above.  In addition, we are advancing a broad clinical development program for setmelanotide in patients with hyperphagia and severe obesity caused by additional rare MC4R pathway diseases to expand the approved indications in the United States and Europe.  In addition to the United States, European Union and United Kingdom, we and our partners are seeking approval and market access for IMCIVREE to treat patients with these MC4R pathway-related obesities in Argentina and Israel.

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

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic may continue to impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the three and nine months ended September 30, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception. As of September 30, 2022, the Company had an accumulated deficit of $667,565.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

At September 30, 2022, the Company had $347,795 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash and cash equivalents and short-term investments will be sufficient to fund the Company’s operations into 2025.

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

The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2022, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. At September 30, 2022, approximately 86% of all of the Company’s revenue was generated from a single customer in the United States.

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

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have standard payment terms that generally require payment within 45 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  At September 30, 2022, the Company determined an allowance for doubtful account was not required based upon our review of contractual payments and our customers’ circumstances.

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

During the three and nine months ended September 30, 2022 and 2021, we recorded product revenue, net, of $4,284, $1,028, $8,094, and $1,337, respectively.  The table that summarizes balances and activity in each of the product revenue allowance and reserve categories has not been included for the three and nine months ended September 30, 2022 to the immateriality of the revenue recognized during the periods.

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

As of March 31, 2022, the Company estimated the fair value of the RareStone equity to be $2,440 based on a preliminary valuation.  Upon completion of the valuation procedures during the three month period ended June 30, 2022, the Company concluded the initial fair value of the RareStone equity to be $1,040. The $1,400 change in fair value upon finalizing our valuation of the RareStone equity resulted in an adjustment to the contract liability account within our condensed consolidated financial statements for the three and six months ended June 30, 2022. At September 30, 2022, the Company estimated the fair value of the RareStone equity to be de minimis based upon the results of an updated valuation.  The Company also recorded an other-than-temporary impairment of $1,040 related to the decline in fair value as a component of other expense in our condensed consolidated statements of operations and other comprehensive loss for the three and nine month periods ended September 30, 2022, respectively.  The other-than-temporary impairment of $1,040 included the reclassification of a $300 unrealized loss previously recorded as a component of accumulated other comprehensive income (loss) in our condensed consolidated statement of stockholders’ equity during the second quarter of 2022.

The Company received total upfront consideration of $8,040 comprised of an upfront payment of $7,000, and the estimated fair value of the RareStone equity of $1,040. The Company determined that the RareStone License contains two performance obligations, the delivery of the license and the supply of clinical and commercial product. The Company further determined the supply of commercial product to RareStone contains a significant future discount and estimates the discount to be $1,286, which is recorded as a component of deferred revenue on the condensed consolidated balance sheet at September 30, 2022.  The discount related to commercial manufacturing supply will be deferred and recognized over the commercial supply period.

Based on a relative fair-value allocation between the license and the manufacture of clinical and commercial product, the Company recognized $6,754 of license revenue during the nine months ended September 30, 2022.  As the Company fulfilled its obligations in transferring the license to RareStone during the second quarter of 2022 no license revenue was recognized for the three month period ended September 30, 2022.

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

Cost of Product Sales

Prior to receiving approval from the FDA in November 2020 to sell IMCIVREE in the United States, the Company expensed all costs incurred related to the manufacture of IMCIVREE as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates.  Subsequent to receiving FDA approval in November 2020, the Company has capitalized a nominal amount of inventory related costs that were incurred subsequent to FDA approval. At September 30, 2022, the Company had $1,575 of inventory recorded as a component of prepaid and other current assets on the condensed consolidated balance sheet.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the three or nine months ended September 30, 2022 and 2021, respectively.

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

The Company’s cash equivalents and marketable securities, derivative liability and RareStone equity at September 30, 2022 and December 31, 2021 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities at September 30, 2022 and December 31, 2021, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per common share is computed by adjusting the weighted average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For purposes of the diluted net loss per share calculation, stock options, performance stock units and restricted stock units are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share is the same for all periods presented.

The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options	6,584,725	5,966,664	6,584,725	5,966,664
Restricted stock units	726,080	439,957	726,080	439,957
Performance stock units	811,128	—	811,128	—
Potential common shares	8,121,933	6,406,621	8,121,933	6,406,621

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

On October 18, 2022, the Company completed the sale of 580,000 shares of common stock at a price to the public of $26.00 per share, pursuant to the partial exercise of the underwriters’ option to purchase up to an additional 720,000 shares in connection with its public offering of 4,800,000 shares of common stock that closed on September 19, 2022. The Company received aggregate net proceeds from the partial option exercise of approximately $14,175, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Research and development costs	$9,192	$17,480
Professional fees	2,879	2,163
Payroll related	8,482	8,371
Deferred financing fees	957	—
Royalties	215	791
Other	4,016	1,279
Accrued expenses and other current liabilities	$25,741	$30,084

4. Fair Value of Financial Assets

As of September 30, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents and short-term investments was $347,795 and $294,855, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	September 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Commercial Paper	$—	$34,028	$—	$34,028
Money Market Funds	115,208	—	—	115,208
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	162,708	—	162,708
Total	$115,208	$196,736	$—	$311,944
Liabilities:
Derivative on Royalty Financing	$—	$—	$920	$920
Total	$—	$—	$920	$920

	Fair value Measurements as of
	December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$—	$—	$—
Money Market Funds	48,297	—	—	48,297
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	235,607	—	235,607
Total	$48,297	$235,607	$—	$283,904

The estimated fair value of the shares of RareStone equity as of our initial recording date and September 30, 2022, as well as the estimated fair value of the derivative liability related to our Royalty Interest Financing Agreement (RIFA) with HealthCare Royalty was determined using Level 3 inputs. The fair value measurement of the RareStone equity as well as the derivative liability are sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 10, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of IMCIVREE, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument.

Our RareStone equity was valued at a de minimis amount and as such written-off at September 30, 2022. The Company determined the estimated fair values using a discounted cash flow model under the income approach and an option pricing allocation model for the period ended September 30, 2022.  Inherent in discounted cash flow and option pricing allocation models are assumptions related to the equity value of the entity, expected equity volatility, holding period, risk-free interest rate and discount for lack of marketability. The Company estimated equity volatility based on historical volatility of guideline public companies. The risk-free interest rate was based on the U.S. Treasury rates for a maturity similar to the expected holding period.

Changes in our level 3 securities for the three months ended September 30, 2022 and 2021 are as follows:

	Nine months ended
	September 30,
	2022	2021
Beginning aggregate estimated fair value of Level 3 securities	$—	$—
Initial recording of RareStone equity	1,040	—
Total realized and unrealized losses
Realized loss included in other expense	(1,040)	—
Ending aggregate estimated fair value of Level 3 securities	$—	$—

Marketable Securities

The following tables summarize the Company's marketable securities:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$163,047	$—	$(339)	$162,708
	$163,047	$—	$(339)	$162,708

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$235,608	$50	$(51)	$235,607
	$235,608	$50	$(51)	$235,607

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 2.8 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of September 30, 2022, the Company has not entered into any lease arrangements classified as a finance lease.

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

The following table presents the maturities of the Company’s operating lease liability related to office space as of September 30, 2022, all of which is under a non-cancellable operating lease:

Operating Lease
2022	$207
2023	834
2024	851
2025	502
Thereafter	—
Total operating lease payments	2,394
Less: imputed interest	290
Total operating lease liability	$2,104

6. Intangible Assets, Net

As of September 30, 2022, the Company’s finite-lived intangible assets, which totaled $8,097 resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.

As of September 30, 2022, amortization expense for the next five years and beyond is summarized as follows:

2022	$214
2023	855
2024	855
2025	855
2026	855
Thereafter	4,463
Total	$8,097

The Company began amortizing its finite-lived intangible assets in April 2021 over an 11 year period based on IMCIVREE’s expected patent exclusivity period. Amortization expense totaled $214, $114, $560, and $228 for the three and nine months ended September 30, 2022, and 2021, respectively Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss.

7. Income Taxes

The Company did not record a tax provision for the three and nine months ended September 30, 2022 as the Company generated sufficient tax losses during the period.  The Company recorded a tax benefit of $8,995 and recorded a tax provision of $7,989 for the three and nine month periods ended September 30, 2021, respectively, primarily related to the sale of the Rare Pediatric Disease Priority Review Voucher, or PRV, offset by a tax benefit from ordinary losses generated by the Company during the period. The Company expects to have sufficient tax losses in the current year to offset income and thus no current year liability is expected.  The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

8. Common Stock

As of September 30, 2022, an aggregate of 12,798,790 shares of common stock were reserved for future issuance under the Company’s stock plans, including outstanding stock options, restricted stock units, and performance stock units that have been issued totaling 8,121,933 and 1,372,845 shares are available for future grants under the Company’s 2017 Employee Stock Purchase Plan.

On September 19, 2022, the Company completed a public offering of 4,800,000 shares of common stock at a price to the public of $26.00 per share. The Company received $116,887 in net proceeds after deducting underwriting discounts, commissions and offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its common stock at the price to the public, less underwriting discounts and commissions. On October 18, 2022, the Company completed the sale of an additional 580,000 shares of common stock at a price to the public of $26.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares, for aggregate net proceeds of approximately $14,175, after deducting underwriting discounts, commissions and offering expenses.

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

The exercise price of stock options granted under the Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of September 30, 2022, 175,745 stock option awards have been issued under the Inducement Plan. As of September 30, 2022, 92,910 restricted stock unit awards have been granted under the Inducement Plan. As of September 30, 2022, 731,345 shares of common stock are available for future grant under the Inducement Plan.

On November 2, 2021, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $100,000 in "at-the-market" offerings, or the ATM. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for Company’s common stock. As of September 30, 2022, there was $100,000 of common stock remaining available for sale under the ATM.

On February 9, 2021, the Company completed a public offering of 5,750,000 shares of common stock at an offering price of $30.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 750,000 additional shares of common stock. The Company received $161,731 in net proceeds after deducting underwriting discounts, commissions and offering expenses.

9. Related-Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $467, $450, $1,445 and $1,547 for the three and nine months ended September 30, 2022 and 2021, respectively. Outstanding payments due to these related parties as of September 30, 2022 and December 31, 2021 were $42 and $50, respectively, and were included within accounts payable on the balance sheet.

10. Long-Term Obligations

On June 16, 2022, we entered into a RIFA with entities managed by HealthCare Royalty Management, LLC, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors have agreed to pay the Company an aggregate investment amount of up to $100,000, or the Investment Amount. Under the terms of the RIFA, we received $37,500 on June 29, 2022 upon FDA approval of IMCIVREE in BBS, referred to as the Initial Investment Amount, and we received an additional $37,500 on September 29, 2022 of the Investment Amount upon EMA approval for BBS. We are entitled to receive the remaining $25,000 of the Investment Amount forty-five business days following achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $920 as of September 30, 2022. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For each of the three and nine month periods ended September 30, 2022 we recognized other income in the amount of $670, due to the remeasurement of the embedded derivative liability. The carrying value of the deferred royalty obligation at September 30, 2022 was $72,961 based on $75,000 of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at September 30, 2022 and was measured using Level 3 inputs. The estimated fair market value was calculated using an option pricing Monte Carlo simulation model with inputs consistent with those used in determining the embedded derivative values as described in Note 2, “Summary of Significant Accounting Policies.” The effective interest rate as of September 30, 2022 was 17.28%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $2,662. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

11. Subsequent Events

On October 28, 2022, the Company delivered written notice, or the Notice, to RareStone that the Company has terminated the RareStone License for cause.

In accordance with the Notice, the Company maintains that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to the Company’s global EMANATE trial, among other obligations. RareStone has notified the Company that it objects to the claims in the Notice, including the Company’s termination of the RareStone License for cause, and that a formal response is forthcoming.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed, and the impact of termination; our marketing, commercial sales, and revenue generation; expectations surrounding our manufacturing arrangements; the impact of the novel coronavirus, or COVID-19, pandemic on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements.  These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks and uncertainties, many of which are beyond our control, and other important factors which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a global, a commercial-stage biopharmaceutical company committed to transforming the lives of patients and their families living with hyperphagia and severe obesity caused by rare melanocortin 4 receptor (MC4R) pathway diseases. Rhythm’s precision medicine, IMCIVREE® (or setmelanotide), for which we have exclusive worldwide rights, has the potential to restore dysfunctional MC4R pathway signaling and MC4R pathway function. MC4R pathway deficiencies result in the disruption of satiety signals and energy homeostasis in the body, which, in turn, leads to intense feelings of hunger and to obesity. IMCIVREE is the first-ever therapy developed for patients with hyperphagia and severe obesity caused by certain rare MC4R pathway diseases that is approved or authorized in the United States, European Union (EU) or Great Britain. In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by a U.S. Food and Drug Administration (FDA)-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or Bardet-Biedl syndrome (BBS). The European Commission (EC) has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The UK’s Medicines & Healthcare Products Regulatory Agency (MHRA) authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. We have achieved market access for IMCIVREE in France, Germany and Great Britain, and we expect to secure market access in Italy and the Netherlands in the fourth quarter of 2022. In addition to United States, EU and UK, we and our partners are seeking approval and market access for IMCIVREE to treat patients with these MC4R pathway-related obesities in Argentina and Israel.

We also are advancing a broad clinical development program evaluating setmelanotide in several ongoing clinical trials, and we are leveraging what we believe is the largest known DNA database focused on obesity - with approximately 45,000 sequencing samples as of December 31, 2021 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. In April 2022, we enrolled the first patient in the pivotal Phase 3 EMANATE clinical trial, a randomized, double-blind, placebo-controlled trial to evaluate setmelanotide in four independent sub-studies in patients with obesity due to a heterozygous variant of the POMC/PCSK1 genes or LEPR gene or certain rare variants of the SRC1 gene or the SH2B1 gene. We also have initiated the Phase 2 DAYBREAK clinical trial designed to evaluate setmelanotide in patients who carry a confirmed variant in one or more of 10 additional genes with strong or very strong relevance to the MC4R pathway. In November 2022, we announced plans to initiate a pivotal, Phase 3 trial to evaluate setmelanotide in patients with hypothalamic obesity in early 2023. In addition, our broad clinical programs evaluating setmelanotide in rare MC4R pathway diseases include the ongoing Phase 3 study in pediatric patients with MC4R pathway deficiencies between the ages of 2 and 6 years old, and a potential registration-enabling study with our once-weekly formulation of setmelanotide. Additionally, as an FDA post-marketing requirement, we are currently evaluating the effects of setmelanotide on the QT interval corrected for heart rate, or QTc interval, in healthy volunteers.

There are currently no effective or approved treatments for these MC4R pathway related diseases. The FDA has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin melanocortin pathways. The Breakthrough Therapy designation currently covers indications for POMC deficiency obesity, LEPR deficiency obesity, BBS and, as of November 2022, hypothalamic obesity.

Additional recent clinical, regulatory and commercial updates include:

On November 8, 2022, we announced that, as of September 30, 2022, more than 80 physicians have written more than 120 prescriptions for IMCIVREE for patients with BBS since IMCIVREE was approved by the FDA. We have secured approval for reimbursement for more than 40 of those prescriptions.

On November 2, 2022, we also announced the design of our Phase 3 clinical trial in acquired hypothalamic obesity following recent discussions with the FDA. The trial, which is anticipated to initiate in early 2023, is expected to enroll

120 patients randomized 2:1 to setmelanotide therapy or placebo for 60 weeks, including up to 8 weeks for dose titration. The primary endpoint will be the percent change in body mass index (BMI) versus placebo. Key secondary endpoints will include the proportion of patients who achieve ≥5% reduction in BMI from baseline in adults (≥18) or BMI Z-score reduction of ≥0.2 from baseline in pediatrics at Week 60 compared with placebo; and mean change in the weekly average of the daily most hunger score in patients ≥12 years from baseline to Week 60 compared with placebo.

At The Obesity Society’s ObesityWeek® 2022 conference held November 1-4, 2022 in San Diego, California, we and our collaborators delivered 11 presentations. Highlights from the presentations include:

●	Positive full dataset from our Phase 2 trial evaluating setmelanotide for the treatment of hypothalamic obesity demonstrating that 89% percent (16 of 18) patients had a 5% or greater reduction in BMI at 16 weeks; 14.5 mean percent reduction in BMI and 12.6 mean percent reduction body weight (N=18) at Week 16 from baseline;
●	Additionally, we reported that 14 patients continued on therapy in our long-term extension trial. As of a cut-off date of September 23, 2022, 13 of these patients who reached a total of 29 weeks on setmelanotide therapy achieved a mean BMI reduction of 21.1% (SD, 11.2%); and five (5) of these patients who reached a total of 41 weeks on setmelanotide therapy achieved a mean BMI reduction of 26.7% (SD, 12.4%).
●	Results from the Clinical Registry Investigating Bardet-Biedl Syndrome (CRIBBS): We also presented results from CRIBBS, the international registry of patients with BBS that launched in 2014. We collaborated with the Marshfield Clinic Research Institute on multiple analyses of blinded CRIBBS data. The results demonstrated that children with BBS experience high disease burden due to hyperphagia and that hyperphagia was positively correlated with higher BMI weight categories. Obesity was found to be highly prevalent in a large sample of children with BBS, and most children who had obesity continued to have it or experienced worsening weight gain over time.

On November 1, 2022, we also announced that the FDA has granted Breakthrough Therapy designation to setmelanotide for the treatment of hypothalamic obesity. The FDA's Breakthrough Therapy designation is designed to expedite development and review of medicines that aim to address a serious condition with preliminary clinical evidence indicating that the drug may demonstrate substantial improvement over existing treatments on one or more clinically significant endpoints.

On October 12, 2022, we announced our sponsorship of the inaugural International Meeting on Pathway-Related Obesity: Vision of Excellence (IMPROVE) 2022 in Berlin, Germany, bringing together approximately 100 specialists to share the latest scientific developments and patient care practices related to rare MC4R pathway-related obesities.

Also on October 12, 2022 at IMPROVE, we announced data from our exploratory Phase 2 Basket Study evaluating setmelanotide in patients stratified into two cohorts, one with predicted setmelanotide rescuable MC4R pathway deficiency and one with predicted nonrescuable MC4R deficiency.

On October 6, 2022, we announced the appointment of Dana Washburn, M.D., as Senior Vice President of Clinical Development and as a member of our Executive Leadership Team to lead our robust clinical development program, clinical operations, and data management.

On September 23, 2022, we announced the publication of a children’s book developed in collaboration with the BBS Foundation entitled, “Understanding Hunger & Bardet-Biedl Syndrome (BBS): Gabe’s Story.”

On September 19, 2022, we completed a public offering of 4,800,000 shares of common stock at a price to the public of $26.00 per share for aggregate net proceeds to us of $117.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us.  On October 18, 2022, we completed the sale of an additional 580,000 shares of common stock at a price to the public of $26.00 per share pursuant to the partial exercise of the underwriters’

option to purchase additional shares, for aggregate net proceeds to us of approximately $131.2 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

On September 19, 2022, we announced presentations during the 60th Annual Meeting of the European Society for Paediatric Endocrinology (ESPE 2022) held in Rome, Italy that detailed new findings on the burden of hyperphagia and obesity on patients with BBS and their caregivers and data from new analyses that showed setmelanotide achieved substantial weight loss benefit in adolescent and pediatric patients with rare MC4R pathway diseases across three separate pivotal trials.

On September 6, 2022, we announced that the EC has expanded the marketing authorization for IMCIVREE to include the treatment of obesity and control of hunger associated with genetically confirmed BBS in adult and pediatric patients 6 years of age and older.

Also on September 6, 2022, we announced that Health Canada granted Priority Review for our New Drug Submission (NDS) for setmelanotide, indicated in adult and pediatric patients 6 years of age and older with impairments in the MC4R pathway due to genetic diseases, for the treatment of obesity and control of hunger in BBS or biallelic POMC, PCSK1, LEPR deficiency. Priority Review shortens Health Canada’s submission review performance target to 180 days, in comparison to 300 days for non-Priority Review.

In addition, we reported that we expect to achieve the following near-term milestones:

●	Launch IMCIVREE in Italy and the Netherlands for patients with POMC, PCSK1 or LEPR deficiencies in the fourth quarter of 2022;
●	Initiate pivotal Phase 3 trial to evaluate setmelanotide in hypothalamic obesity in early 2023;
●	Initiate a Phase 3, randomized, double-blind trial in patients naïve to setmelanotide therapy (“de novo study”) to evaluate the weekly formulation of setmelanotide in patients with BBS in the first half of 2023;
●	Complete regulatory review by Health Canada and, pending approval, make IMCIVREE commercially available in Canada for the treatment of obesity and control of hunger in adults and pediatric patients 6 years and older with BBS, or with POMC, PCSK1 or LEPR deficiencies in 2023; and
●	Announce topline data from our Phase 3, open-label trial evaluating one year of setmelanotide therapy in pediatric patients with MC4R pathway deficiencies between the ages of 2 and 6 years old in the second half of 2023.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have generated less than $15.0 million of revenue from product sales and we have financed our operations primarily through the proceeds received from the sales of common and preferred stock, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock.  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through October 2022, we have raised aggregate net proceeds of approximately $742.6 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We also received $100.0 million from an asset sale, specifically in connection with the sale of our PRV. In December 2021, we entered into an Exclusive License Agreement with RareStone Group Ltd., and received $7.0 million in connection with the execution of that agreement.  In June 2022, we entered into the RIFA (as defined below) with entities managed by HealthCare Royalty and received cumulative proceeds of $74.8 million, net of certain transaction costs at closing.

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

As of September 30, 2022, we had an accumulated deficit of $667.6 million. Our net losses were $40.9 million, $35.1 million, $138.6 million, and $26.7 million for the three and nine months ended September 30, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of September 30, 2022, our existing cash and cash equivalents and short-term investments were approximately $347.8 million. We expect that our previously announced changes to the EMANATE and DAYBREAK trials, coupled with a streamlining of our planned global network of clinical trial sites, will result in meaningful cost savings. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2025.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Impact of COVID-19

We are closely monitoring how the continued spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, we have limited access to our executive offices with most employees continuing their work outside of our offices and travel has been restricted.  Based on current information we do not currently anticipate any disruption in the clinical supply of setmelanotide. Our CMOs have indicated that they have appropriate plans and procedures in place to ensure uninterrupted future supply of clinical and commercial-grade setmelanotide, subject to potential limitations on their operations due to COVID-19.  As a result, we do not currently expect that the COVID-19 pandemic will have a material impact on our business, results of operations and financial condition. At this time, however, there is still uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the COVID-19 pandemic have resulted and may in the future result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. For example, in 2020, we experienced interruption of key clinical trial activities, such as patient attendance and clinical trial site monitoring, in our Phase 3 clinical trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals with BBS or Alström syndrome. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of variants, evolving travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—The COVID-19 pandemic has and may continue to adversely impact our business, including our preclinical studies, clinical trials and our commercialization prospects.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Financial Operations Overview

Revenue

To date, we have generated less than $15.0 million of revenue from product sales.  Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021.  We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France during March 2022 under the paid early access program.  IMCIVREE was approval by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September of 2022, respectively.  Following these approvals for BBS, we expect our sales of IMCIVREE will continue to grow as we identify and treat more patients with this disease and obtain reimbursement throughout the international markets in which we operate.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three and nine months ended September 30, 2022 were insignificant.  We expect cost of sales to increase in 2022 as we continue to sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.  We continue to evaluate the impact of this previously expensed inventory on the future cost of product sales, however we do not expect there to be a significant impact based on the cost structure of the product.

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

The following table summarizes our current research and development expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Research and development summary	2022	2021	2022	2021
Research and development expense	$21,116	$27,539	$85,082	$72,554

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selling, general and administrative summary	2022	2021	2022	2021
Selling, general and administrative expense	$21,938	$17,507	$65,715	$47,490

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Change
	2022	2021	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$4,284	$1,028	$3,256	317%
Costs and expenses:
Cost of sales	497	222	275	124%
Research and development	21,116	27,539	(6,423)	(23)%
Selling, general, and administrative	21,938	17,507	4,431	25%
Total costs and expenses	43,551	45,268	(1,717)	(4)%
Loss from operations	(39,267)	(44,240)	4,973	(11)%
Other (expense) income, net	(1,594)	138	(1,732)	(1,255)%
Loss before taxes	(40,861)	(44,102)	3,241	(7)%
Benefit from income taxes	—	(8,995)	8,995	(100)%
Net loss	$(40,861)	$(35,107)	$(5,754)	16%

NM=Not meaningful

Product revenue, net.  Product revenue, net increased by $3.3 million to $4.3 million for the three months ended September 30, 2022 from $1.0 million for the three months ended September 30, 2021, an increase of 317%.  The FDA approved our lead product candidate, IMCIVREE in November 2020 and we recorded our first sales of IMCIVREE in March 2021. We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States during June 2022 and by the EC in September 2022.  Through September 30, 2022, a substantial amount of our product revenue, or 81%, has been generated in the United States.  During March 2022, we completed our first sales of IMCIVREE in France through an early access program. During June 2022, we completed our first sales of IMCIVREE in Germany.

Cost of sales. Cost of sales increased by $0.3 million to $0.5 million for the three months ended September 30, 2022 from $0.2 million for the three month period ended September 30, 2021.  All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the three months ended September 30, 2022 and 2021 were insignificant and primarily reflect the amortization of our capitalized sales based milestone payment made to Ipsen Pharma S.A.S., or Ipsen, upon our first commercial sale in the United States and European Union, as well as a royalty due to Ipsen on our net product sales.  We expect cost of sales to increase over time as we sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.

Research and development expense. Research and development expense decreased by $6.4 million to $21.1 million in 2022 from $27.5 million in 2021, a decrease of 23%. The decrease was primarily due to the following:

●	a decrease of $5.2 million in our clinical trial costs associated with the impact of study design amendments to our Phase 2 DAYBREAK study, as well as, reduced activity due to the winding down of our BBS, QT, Phase 2 Basket and renal studies; these decreases were partially offset by increased costs associated with our Phase 3 EMANATE trials, and increased enrollment in our long-term extension study;
●	a decrease of $1.3 million in costs associated with the manufacturing of clinical material;
●	a decrease of $0.5 million of costs related to next generation research and development activities;
●	a decrease of $0.4 million in costs associated with medical affairs; and
●	a decrease of $0.3 million in compensation and benefits.

The above decreases were partially offset by:

●	an increase of $1.2 million due to increased gene sequencing costs to support our expanded clinical programs.

Selling, general and administrative expense. Selling, general and administrative expense increased by $4.4 million to $21.9 million in 2022 from $17.5 million in 2021, an increase of 25%. The increase was primarily due to the following:

●	an increase of $2.2 million due to increased compensation and benefits related costs associated with additional headcount to support our expanding business operations as well as to build out our commercial operations in the United States and internationally;
●	an increase of $1.6 million due to increased costs associated with insurance premiums, office support, travel and entertainment related costs for our expanding workforce and increased commercial operations; and

●	an increase of $0.7 million related to increased costs associated with sales and marketing activities for IMCIVREE in connection with preparing for the EC approval for BBS obtained in September 2022 and expanding our international market access.

The above increases were partially offset by:

●	a decrease of $0.4 million related to professional services costs.

Other (expense) income, net.  Other (expense) income, net decreased by $1.7 million to ($1.6) million for the three months ended September 30, 2022. Other (expense) income, net consists of ($2.1) million of interest expense related to our RIFA with HealthCare Royalty Partners, LLC and a  ($1.0) million write off expense related to our RareStone equity partially offset by $1.0 million of interest income primarily due to improving interest rates during the period and $0.7 million fair market value adjustment related to our RIFA embedded derivative.

(Benefit from) provision for income taxes.  There is no provision for income taxes for the three months ended September 30, 2022, as we project to generate operating losses during the year.  We recorded an income tax benefit of $9.0 million as a result of the reversal of a tax provision recorded upon the sale of our PRV during the three months ended September 30, 2021.

Net loss. Net loss increased by $5.8 million to $40.9 million for the three months ended September 30, 2022, from net loss of $35.1 million for the three months ended September 30, 2021. The increase in net loss was a result of higher costs as noted above, offset by current period revenues, and the non-recurring nature of the impact of a tax benefit related to the sale of our PRV in the prior year period.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%

	(in thousands)
Statement of Operations Data:
Product Revenue, net	$8,094	$1,337	$6,757	505%
License revenue	6,754	—	6,754	NM
Costs and expenses:
Cost of sales	1,105	363	742	204%
Research and development	85,082	72,554	12,528	17%
Selling, general, and administrative	65,715	47,490	18,225	38%
Total costs and expenses	151,902	120,407	31,495	26%
Loss from operations	(137,054)	(119,070)	(17,984)	15%
Other (expense) income, net	(1,572)	100,313	(101,885)	(102)%
Loss before taxes	(138,626)	(18,757)	(119,869)	639%
Provision for income taxes	—	7,989	(7,989)	(100)%
Net loss	$(138,626)	$(26,746)	$(111,880)	418%

NM=Not meaningful

Product revenue, net.  Product revenue, net increased by $6.8 million to $8.1 million for the nine months ended September 30, 2022 from $1.3 million for the nine months ended September 30, 2021, an increase of 505%.  The FDA approved our lead product candidate, IMCIVREE in November 2020 and we recorded our first sales of IMCIVREE in March 2021. We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States during June 2022 and by the EC during September 2022.  Through September 30, 2022, substantially all of our product revenue, or 86%, has been generated in the United States.  During March 2022, we completed our first sales of IMCIVREE in France through an early access program. During June 2022, we completed our first sales of IMCIVREE in Germany.

License revenue.  License revenue was $6.8 million for the nine months ended September 30, 2022 and was entirely related to the RareStone license.  We entered into a license agreement with the RareStone in December 2021 and completed our activities required to transfer the license to RareStone during the second quarter of 2022, which resulted in the recognition of the license revenue.  We do not expect to recognize additional license revenue related to the RareStone arrangement during 2022.

Cost of sales. Cost of sales increased by $0.7 million to $1.1 million for the nine months ended September 30, 2022 from $0.4 million in the nine months ended September 30, 2021, an increase of 204%.  Most of the IMCIVREE manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the product cost component related for IMCIVREE included in our cost of sales for the nine months ended September 30, 2022 were insignificant and cost of sales primarily reflect the amortization of our capitalized sales based milestone payment made to Ipsen Pharma S.A.S., or Ipsen, upon our first commercial sale in the United States and European Union, as well as a royalty due to Ipsen on our net product sales.  The $0.7 million increase in cost of sales was due to an increase of $0.3 million of additional amortization, $0.3 million of additional royalties due to our growth in sales and $0.1 attributed to product cost primarily associated with higher sales volume.  We expect cost of sales to increase overtime as we sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.

Research and development expense. Research and development expense increased by $12.5 million to $85.1 million in the nine months ended September 30, 2022 from $72.6 million in the nine months ended September 30, 2021, an increase of 17%. The increase was primarily due to the following:

●	an increase of $8.8 million in our clinical trial costs associated with new and planned clinical trials, including our Phase 2 DAYBREAK and Phase 3 EMANATE trials, Phase 3 pediatrics trial, QTc study, Phase 2 hypothalamic obesity study, and increased enrollment in our long-term extension study. These increases were partially offset by reduced activity due to the completion and winding down of our POMC LEPR, BBS, Phase 2 Basket, renal and GO-ID studies;
●	an increase of $3.0 million due to increased purchases of clinical supply material;
●	an increase of $2.4 million due to increased gene sequencing costs associated with our expanded clinical programs;
●	an increase of $1.1 million in compensation and benefits due to the hiring of additional full-time employees in order to support the growth of our research and development programs and expansion of regulatory affairs operations;
●	an increase of $1.0 million in development milestones earned by Camurus AB, or Camurus, related to development milestone achieved related to our weekly formulation; and
●	an increase of $0.3 million related to IP and patent related filing activities.

The above increases were partially offset by:

●	a decrease of $3.7 million in costs associated with medical affairs; and
●	a decrease of $0.7 million in costs associated with next generation research and development activities.

Selling, general and administrative expense. Selling, general and administrative expense increased by $18.2 million to $65.7 million in the nine months ended September 30, 2022 from $47.5 million in the nine months ended September 30, 2021, an increase of 38%. The increase was primarily due to the following:

●	an increase of $8.1 million related to increased costs associated with commercial operations, sales and marketing activities for IMCIVREE in connection with preparing for the U.S. approval for BBS obtained in June 2022 and EC approval in September 2022;
●	an increase of $6.6 million due to increased compensation and benefits related costs associated with additional headcount to support our expanding business operations as well as to build out our commercial operations in the United States and internationally; and
●	an increase of $3.6 million due to increased costs associated with information technology, international office space, sponsorships and general corporate travel related expenses for our expanding workforce.

Other (expense) income, net.  Other (expense) income, net decreased by $101.9 million to ($1.6) million in the nine months ended September 30, 2022. The decrease was primarily due to the sale of our PRV in February 2021. The sale of our PRV in the prior year was a non-recurring transaction. Other (expense) income, net consists of $2.2 million of interest expense related to our RIFA and a $1.0 million write-off expense related to our RareStone equity for the nine months ended September 30, 2022, partially offset by $1.4 million of interest income and $0.7 million of other income resulting from the remeasurement of our embedded derivative related to our RIFA.

Provision for income taxes.  There is no provision for income taxes for the nine months ended September 30, 2022, as we project to generate operating losses during the year.  We recorded a provision for income taxes of $8.0 million as a result of the sale of our PRV during the nine months ended September 30, 2021.

Net loss. Net loss increased by $111.9 million to $138.6 million for the nine months ended September 30, 2022, from net loss of $26.7 million for the nine months ended September 30, 2021. The increase in net loss was primarily a result of the non-recurring nature of our PRV sale in 2021, which resulted in $100.0 million of other income during the prior year period, as well as higher costs partially offset by product and license revenue in the current year as noted above.

Liquidity and Capital Resources

As of September 30, 2022, our cash and cash equivalents and short-term investments were approximately $347.8 million.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(139,428)	$(105,531)
Investing activities	68,804	(69,407)
Financing activities	196,463	166,381
Net increase (decrease) in cash, cash equivalents and restricted cash	$125,839	(8,557)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $139.4 million for the nine months ended September 30, 2022 and consisted primarily of a net loss of $120.9 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense. The change in operating assets and liabilities reflected a total use of cash of approximately $4.9 million from a decrease in other long-term assets, prepaid expenses and other current assets coupled with a $13.7 million decrease in accounts payable, deferred revenue and accrued expenses and other current liabilities.

Net cash used in operating activities was $105.5 million for the nine months ended September 30, 2021 and consisted primarily of a net loss of $102.0 million adjusted for non-cash items, which consisted of non-cash stock-based compensation, the gain on the sale of the PRV, a deferred provision for income taxes, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $5.4 million from an increase in accounts payables and accrued expenses associated with our CROs, CMOs, and consultants due to the timing of payments, offset by an increase of $8.9 million in prepaid expenses.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $68.8 million for the nine months ended September 30, 2022 and relates to $224.6 million of maturities of short-term investments, partially offset by $151.5 million of purchases of short-term investments, a $4.0 million milestone obligation payment under our license agreement with Ipsen and $0.3 million related to the purchase of property plant and equipment.

Net cash used in investing activities was $69.4 for the nine months ended September 30, 2021 and relates to $164.0 million of net purchases of short-term investments, $0.4 million related to the purchase of property plant and equipment and $5.0 million for the acquisition of an intangible asset, partially offset by the $100.0 million in proceeds from the sale of the PRV.

Net cash provided by financing activities

Net cash provided by financing activities was $196.5 million for the nine months ended September 30, 2022, which represents the net proceeds of $117.0 million from our common stock offering in September 2022, net proceeds from of $75.0 million from the RIFA, and $4.5 million of cash proceeds from the exercise of stock options and the issuance of common stock from our 2017 Employee Stock Purchase Plan, or the ESPP.

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

We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2025. We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Contractual obligations

As of September 30, 2022, apart from additional contractual obligations under our RIFA as disclosed in Note 10, “Long-Term Obligations”, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

For a discussion of pending and recently adopted accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases.  Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide.  To date we have generated less than $15.0 million of revenue from product sales.  In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by a U.S. Food and Drug Administration (FDA)-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or Bardet-Biedl syndrome (BBS).  The European Commission (EC) has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The UK’s Medicines & Healthcare Products Regulatory Agency (MHRA) authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above.

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

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is approved by the FDA and authorized by the EC and the MHRA, as noted above, and is in development to address patients affected by several other indications. We have funded our operations to date primarily through the proceeds from the sales of common stock and preferred stock, asset sales, as well as capital contributions from our former parent, Rhythm Holdings LLC, and have incurred losses in each year since our inception.

Our net losses were $40.9 million, $35.1 million, $138.6 million and $26.7 million for the three and nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $667.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, having obtained marketing approval for IMCIVREE, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. We have and will continue to incur additional costs associated with operating as a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date we have generated less than $15.0 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Absent our entering into collaboration or partnership agreements, we have and expect to continue to incur significant sales and marketing costs as we prepare to commercialize setmelanotide. Even though IMCIVREE is FDA approved for chronic weight management in patients 6 years of age and older with monogenic or syndromic obesity due to POMC, PCSK1, or LEPR, deficiency confirmed by FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, and due to BBS and authorized in the EU for the treatment of obesity and the control of hunger associated with genetically confirmed BBS, genetically confirmed loss-of-function biallelic POMC including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, and for the treatment of patients with POMC or LEPR deficiency who have mild, moderate or severe renal impairment, and has received MHRA marketing authorization in the UK for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, and even if we successfully complete our pivotal and other clinical trials and setmelanotide is approved for commercial sale in additional indications, setmelanotide may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate significant product revenue, we will not become profitable and will be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently in the early stages of commercializing IMCIVREE for chronic weight management in patients with obesity due to BBS, POMC, PCSK1 or LEPR deficiencies in the U.S. and the EU and Great Britain and advancing setmelanotide through clinical development for additional indications in the United States and for potential approvals in other countries. Developing peptide therapeutic products is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance setmelanotide in additional clinical trials. We intend to use our available cash resources to advance the clinical development of setmelanotide, for disease-education and community-building activities, patient identification, and commercialization activities related to IMCIVREE. Depending on the status of additional regulatory approvals and commercialization of setmelanotide, as well as the progress we make in any sales of IMCIVREE, we may still require significant additional capital to fund the continued development of setmelanotide and our operating needs thereafter. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for setmelanotide or otherwise expand more rapidly than we presently anticipate.

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through October 2022, we raised aggregate net proceeds of approximately $742.6 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. Since inception, we have received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into the RIFA with HealthCare Royalty for a total investment amount of up to $100 million, conditioned upon our achievement of certain clinical development and sales milestones. As of September 30, 2022, our cash and cash equivalents and short-term investments were approximately $347.8 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2025. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light of ongoing uncertainty related to the COVID-19 pandemic, supply chain issues and labor shortages, rising inflation and international turmoil due to the Russian invasion of Ukraine, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

On June 16, 2022, we entered into the RIFA, with entities managed by HealthCare Royalty Management, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors have agreed to pay the Company an aggregate investment amount of up to $100.0 million, or the Investment Amount. Under the terms of the RIFA, we received $37.5 million on June 29, 2022 upon FDA approval of IMCIVREE in BBS, and an additional $37.5 million on September 29, 2022, following EC marketing authorization for BBS on September 6, 2022.  We are entitled to receive the remaining $25.0 million of the Investment Amount forty-five business days following achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.

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

Additionally, setbacks may be caused by new safety or efficacy observations made in clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization from the EC or foreign regulatory authorities. If we fail to obtain positive results in our Phase 3 clinical trials of setmelanotide, the development timeline and regulatory approval and commercialization prospects for setmelanotide and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Based on multiple epidemiological methods, we have estimated the potential addressable patient populations with these MC4R pathway deficiencies based on the following sources and assumptions:

●	POMC Deficiency Obesity. POMC Deficiency Obesity is defined by the presence of biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Our addressable patient population estimate for POMC deficiency obesity is approximately 100 to 500 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we believe our addressable patient population for this deficiency may be approximately 100 to 500 patients in the United States, and a comparable addressable patient population in Europe, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency obesity is often unavailable and currently is rarely performed;

●	our belief, based on discussions with experts in rare diseases, that the number of diagnosed cases could increase several-fold with increased awareness of this deficiency and the availability of new treatments;
●	U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for adults with severe obesity (body mass index, or BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old); and
●	our internal sequencing yield for POMC deficiency obesity patients (including both POMC and PCSK1 gene diseases), defined as patients having biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, of approximately 0.05%.
●	LEPR Deficiency Obesity. LEPR Deficiency Obesity is defined by the presence of biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Our addressable patient population estimate for LEPR deficiency obesity is approximately 500 to 2,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	epidemiology studies on LEPR deficiency obesity in small cohorts of patients comprised of children with severe obesity and adults with severe obesity who have a history of early onset obesity;
●	U.S. Census Bureau figures for adults and children and CDC prevalence numbers for adults with severe obesity (BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old);
●	with wider availability of genetic testing expected for LEPR deficiency obesity and increased awareness of new treatments, our belief that up to 40% of patients with these diseases may eventually be diagnosed; and
●	our internal sequencing yield for LEPR deficiency obesity patients, defined as patients having biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, of approximately 0.09%.
●	Bardet-Biedl Syndrome. Our addressable patient population estimate for BBS is approximately 1,500 to 2,500 patients in the United States based on:
●	published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients; and
●	our belief that with wider availability of genetic testing expected for BBS and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
●	POMC, PCSK1, or LEPR Heterozygous Obesities; SRC1 and SH2B1 Obesities. Our potential setmelanotide-responsive patient population estimate for POMC, PCSK1, or LEPR heterozygous, SRC1 and SH2B1 obesity patients with at least one variant interpreted as pathogenic, likely pathogenic, or of uncertain significance suspected pathogenic is approximately 53,000 patients in the United States. Our estimates are based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (120% the 95th percentile between the ages of 2-5 years);
●	our internal sequencing yield of patients with POMC, PCSK1, or LEPR heterozygous, SRC1 or SH2B1 variants interpreted as pathogenic, likely pathogenic, or of uncertain significance of approximately 10-15%; and

●	a clinical response rate of 40% for patients carrying pathogenic or likely pathogenic variants, and 20% for patients carrying a variant of uncertain significance.

The clinical response rate used in this calculation is based on the clinical data currently available to us from our trials and may change as more data become available.

●	MC4R Deficiency Obesity. Our addressable patient population estimate for MC4R-rescuable deficiency obesity is approximately 10,000 patients in the United States. This estimate is based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (120% the 95th percentile between the ages of 2-5 years);
●	a comprehensive ongoing biochemical screening study indicating there may be a defined subset of individuals who carry MC4R variants that may be rescued by an MC4R agonist; and
●	our internal sequencing yield for MC4R deficiency obesity patients of approximately 2.0% prior to application of functional filters.
●	Hypothalamic obesity. Our addressable patient population estimate for hypothalamic obesity (HO) is 5,000 to 10,000 patients in the United States. This estimate is based on:
●	diagnosis of an underlying HO etiology such as craniopharyngioma (CP), astrocytoma, or other brain tumors with CP accounting for approximately 50% of HO etiologies;
●	an annual incidence of CP of approximately 1.3 million to 2.2 million per year in the United States, which projects to approximately 600 cases of CP per year based on a United States population of approximately 329 million;
●	approximately 50% (based on a published range of 6% to 91%) of CP patients develop HO;
●	published estimates of overall survival (OS) after CP diagnosis, with a 20-year OS of 84%;
●	allowing for patients that develop HO due to other factors besides CP, results in an estimated HO prevalence after CP diagnosis in the United States exceeding 2,500-7,500 patients; and
●	internal Company estimate is based on reported incidence of hypothalamic obesity following CP and long-term survival rates.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA or other equivalent competent authorities in foreign jurisdictions, the IRB at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board, or DSMB, or Safety Monitoring Committee, or SMC, overseeing the clinical trial at issue or other equivalent competent authorities due to a number of factors, including, among others:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols;
●	inspection of the clinical trial operations or trial sites by the FDA or other equivalent competent authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;
●	unforeseen safety issues, adverse side effects or lack of effectiveness;
●	changes in government regulations or administrative actions;
●	problems with clinical trial supply materials; and
●	lack of adequate funding to continue the clinical trial.
●	Delays in the completion of any preclinical studies or clinical trials of setmelanotide will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our

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

In the EU, orphan drug designation is granted by the EC based on a scientific opinion of the EMA’s Committee for Orphan Medicinal Products. A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization.

Grant of orphan designation by the EC also entitles the holder of this designation to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Orphan drug designation must be requested before submitting an application for marketing authorization. In addition to a range of other benefits during the development and regulatory review, orphan medicinal products are, upon grant of marketing authorization, entitled to ten years of exclusivity in all EU member states for the approved therapeutic indication, which means that the competent authorities cannot accept another marketing authorization application, grant a marketing authorization, or accept an application to extend a marketing authorization for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Marketing authorization may, however, be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities.

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

We have also been granted orphan drug designation for setmelanotide for the treatment of BBS and Alström syndrome in both the United States and the EU. Setmelanotide has also been granted orphan designation for setmelanotide in treating Prader-Willi syndrome in the EU. There can be no assurance that we will be able to maintain the benefits orphan drug exclusivity, or that the FDA or the EC will grant orphan designations for setmelanotide for other uses. In addition, orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

The PRIME scheme was launched by the EMA in 2016. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. In late June 2018, setmelanotide was granted eligibility to PRIME by the CHMP for the treatment of obesity and the control of hunger associated with deficiency disorders of the MC4R receptor pathway. Acknowledging that setmelanotide targets an unmet medical need, the EMA offers enhanced support in the development of the medicinal product through enhanced interaction and early dialogue to optimize our development plans and speed up regulatory evaluation in the EU. As part of this designation, the EMA has provided guidance to us concerning the development of setmelanotide. The PRIME designation does not, however, guarantee that the regulatory review process in the EU will be shorter or less demanding. Neither does the PRIME designation guarantee that the EC will grant additional marketing authorizations for setmelanotide.

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

In the EU, until May 25, 2022, in vitro diagnostic medical devices were regulated by Directive 98/79/EC, or the IVDD, which has been repealed and replaced by Regulation (EU) No 2017/746, or the IVDR. Unlike the IVDD, the IVDR is directly applicable in EU member states without the need for member states to implement into national law. The regulation of companion diagnostics is now subject to further requirements set forth in the IVDR. However on October 14, 2021, the EC proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR became applicable on May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. For instance, class C devices (including devices that are intended to be used as companion diagnostics) have until May 26, 2026 to comply with the new requirements. The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. Compliance with the new requirements may impact our development plans for setmelanotide.

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

Increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for recently approved products, such as IMCIVREE, and, as a result, they may not cover or provide adequate payment. Even if we show improved efficacy or improved convenience of administration, third-party payors may deny or revoke the reimbursement status of our product candidates, if approved, or establish prices for our product candidates at levels that are too low to enable us to realize an appropriate return on our investment. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize IMCIVREE or other product candidates, and may not be able to obtain a satisfactory financial return. Further, as we continue to grow as an organization, previously-established prices may no longer be sufficient and could create additional pricing pressure for us.

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

On December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell IMCIVREE, we may not be able to generate any revenue.

In order to market IMCIVREE, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we have received FDA approval for IMCIVREE, for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency, or BBS, from the EC marketing authorization to IMCIVREE, for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, and for dosing in patients with POMC or LEPR deficiency who have mild, moderate or severe renal impairment, and MHRA authorization for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above, we are early in our commercialization efforts and have not yet established a full-scale commercial infrastructure. Therefore, you should not compare us to commercial-stage biotechnology companies, and you should not expect that we will generate substantial revenues or become profitable in the near term. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

We may never receive regulatory approval to market setmelanotide outside of the United States, the European Union and Great Britain.

We intend to seek marketing authorizations in various countries worldwide. In order to market any product outside of the United States, the EU or Great Britain, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Marketing authorization procedures vary among countries and can involve additional setmelanotide testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA approval or marketing authorization from the EC or the MHRA. The marketing authorization processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States and Europe, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Grant of marketing authorization in one country does not ensure grant of marketing authorization in another country, but a failure or delay in obtaining marketing authorization in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing authorization in other countries or any delay or other setback in obtaining such authorizations would impair our ability to market setmelanotide in such foreign markets. Any such impairment would reduce the size of our potential market share and could have a material adverse impact on our business, results of operations and prospects.

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

Market acceptance of IMCIVREE will depend on a number of factors, including, among others:

●	the ability of IMCIVREE to provide chronic weight management in patients with obesity caused by certain genetic deficiencies affecting the MC4R pathway and, if required by any competent authority in connection with the approval for these indications, to provide patients with incremental health benefits, as compared with other available treatments, therapies, devices or surgeries;
●	the complexities of genetic testing, including obtaining genetic results that support patient treatment with IMCIVREE;
●	the relative convenience and ease of SC injections as the necessary method of administration of IMCIVREE, including as compared with other treatments for patients with obesity;
●	the prevalence and severity of any adverse side effects associated with IMCIVREE;
●	limitations or warnings contained in the labeling approved for IMCIVREE by the FDA or the specific obligations imposed as a condition for marketing authorization imposed by other equivalent competent authorities in foreign jurisdictions, particularly by the EC;
●	availability of alternative treatments, including a number of obesity therapies already approved or expected to be commercially launched in the near future;

●	our ability to increase awareness of these diseases among our target populations through marketing and other cross-functional efforts;
●	the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the ability of IMCIVREE to treat the maximum range of pediatric patients, and any limitations on its indications for use;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	publicity concerning IMCIVREE or competing products and treatments;
●	pricing and cost effectiveness;
●	the effectiveness of our sales and marketing strategies;
●	our ability to increase awareness of IMCIVREE through marketing efforts;
●	our ability to obtain sufficient third-party coverage or reimbursement;
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and
●	the likelihood that competent authorities in foreign jurisdictions may require development of a REMS or other specific obligations as a condition of approval or post-approval, may not agree with our proposed REMS or other specific obligations, or may impose additional requirements that limit the promotion, advertising, distribution or sales of IMCIVREE.

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

In light of our recent election to terminate the exclusive license agreement with RareStone Group Ltd., or RareStone, the development of setmelanotide in certain indications and commercialization of IMCIVREE in certain markets could be delayed or terminated and our business could be adversely affected.

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

On October 28, 2022, we delivered a written notice to RareStone that we have terminated the RareStone License for cause. In accordance with the notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to the Company’s global EMANATE trial, among other obligations. RareStone has notified the Company that it objects to the claims in the Notice, including the Company’s termination of the RareStone License for cause, and that a formal response is forthcoming.   RareStone may attempt to cure the alleged breaches, which we believe to be incurable, within the timeframe specified under the RareStone License. There can be no assurance that we will be able to negotiate an appropriate cure to the alleged material breaches and, if required, we expect to deliver a final termination notice upon the expiration of the cure period specified in the RareStone License. Termination of the RareStone License could cause significant delays in our product development and commercialization efforts for setmelanotide and could prevent us from commercializing IMCIVREE in the markets covered by the RareStone License without first expanding our internal capabilities or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us. In addition, under the agreement, RareStone agreed to provide funding for certain clinical development activities. To date, no such funding has been provided. If the agreement were terminated, however, we may need to refund any such potential payments and seek additional funding to support the research and development of setmelanotide or discontinue any research and development activities for setmelanotide in China, including mainland China, Hong Kong and Macao, which could have a material adverse effect on our business.

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

In the EU, the grant of orphan designation for setmelanotide means that this medicinal product would be entitled, upon grant of marketing authorization by the EC, to ten years of exclusivity in all EU member states. Marketing authorization may, however, be granted to a similar medicinal product with the same orphan indication during the ten year period if we are unable to supply sufficient quantities of setmelanotide. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to setmelanotide. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that setmelanotide is sufficiently profitable not to justify maintenance of market exclusivity.

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

Risks Related to Regulatory Approval and Marketing of Setmelanotide and Other Legal Compliance Matters

Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of setmelanotide beyond FDA approval for obesity due to POMC, PCSK1 or LEPR deficiencies, or BBS in the United States, for the treatment of obesity and the control of hunger associated with genetically confirmed BBS and confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above including patients with POMC or LEPR deficiency who have mild, moderate or severe renal impairment, and the MHRA marketing authorization for the treatment of obesity and the control of hunger associated with confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. We depend primarily on the success of setmelanotide, and we cannot be certain that we will be able to obtain additional regulatory approvals for, or successfully commercialize, setmelanotide. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize setmelanotide in additional indications in the United States or in foreign jurisdictions, and our ability to generate revenue will be materially impaired.

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends entirely on its successful clinical development, regulatory approval and commercialization.  In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to POMC, PCSK1 or LEPR deficiency as determined by a FDA-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or BBS.  The EC has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The UK’s MHRA authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. Setmelanotide will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization in indications beyond those currently approved for IMCIVREE in the United States, the EU and Great Britain. The clinical trials, manufacturing and marketing of setmelanotide are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide.

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

In addition, obtaining FDA approval of an NDA for additional indications and the approval of an MAA from the EC for additional indications is a complex, lengthy, expensive and uncertain process, and the FDA, EMA or equivalent competent authorities in foreign jurisdictions may delay, limit or deny approval of setmelanotide for many reasons, including, among others:

●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

●	we may not be able to demonstrate to the satisfaction of the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions that setmelanotide is safe and effective in treating obesity caused by certain genetic deficiencies affecting the MC4R pathway;
●	the results of our clinical trials may not be interpretable or meet the level of statistical or clinical significance required by the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions for marketing approval. For example, the potential unblinding of setmelanotide studies due to easily identifiable AEs may raise the concern that potential bias has affected the clinical trial results;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with the number, size, conduct or implementation of our clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may require that we conduct additional clinical trials or pre-clinical studies;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not consider that our diagnostic strategy supports approval;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may decide that additional assays or data to understand any risks for anti-drug antibodies may need to be available for approval;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may decide that the toxicology program, including any parts of carcinogenicity studies that are filed, do not meet the requirements for approval;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions or the applicable foreign regulatory agency may identify deficiencies in our chemistry, manufacturing or controls of setmelanotide, or in the commercial production of setmelanotide to support product approval;
●	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may find the data from preclinical studies and clinical trials insufficient to demonstrate that clinical and other benefits of setmelanotide outweigh its safety risks;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from our preclinical studies and clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not approve the formulation, labeling or specifications of setmelanotide;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not accept data generated at our clinical trial sites;
●	the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
●	as part of our NDA approval, we were required to complete certain post-market requirements and commitments, which we may not be able to meet;

●	the FDA may require development of a REMS as a condition of additional approvals or may impose additional requirements that limit the promotion, advertising, distribution, or sales of setmelanotide;
●	the EC may grant only conditional approval marketing authorization or based on the EMA’s opinion impose specific obligations as a condition for marketing authorization, or may require us to conduct post authorization safety studies as a condition of grant of marketing authorization;
●	the FDA or other equivalent competent foreign regulatory agencies may deem our manufacturing processes or our facilities or the facilities of our CMOs inadequate to preserve the identity, strength, quality, purity, or potency of our product; or
●	the FDA or the equivalent competent authorities in foreign jurisdictions may change its approval policies or adopt new regulations and guidance.

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

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the EC by the end of the first quarter or beginning of the second quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025), may have a significant impact on the pharmaceutical industry in the long term.

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

In order to market and sell setmelanotide and any other product candidate that we may develop in the EU and many other jurisdictions, we or our third party collaborators must obtain separate marketing authorizations and comply with numerous and varying regulatory requirements. The marketing authorization procedure varies among countries and can involve additional testing. The time required to obtain marketing authorization may differ substantially from that required to obtain FDA approval. The marketing authorization process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain marketing authorization from competent authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions, and grant of marketing authorization by one competent authority outside the United States does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing authorizations and may not receive necessary marketing authorization to commercialize setmelanotide in any market. Additionally, the United Kingdom’s withdrawal from the EU, commonly referred to as Brexit, has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the MHRA, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of setmelanotide, or any other product candidates in the EU and/or the United Kingdom. Although we have obtained FDA approval and marketing authorization from the EC and the MHRA for setmelanotide, any delay in obtaining, or an inability to obtain, any marketing authorization, for any of our other product candidates, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek marketing authorization in the United Kingdom and/or EU for any of our other product candidates, which could significantly and materially harm our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced by 2% under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2030, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will increase in future years of the sequester. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for IMCIVREE or the frequency with which IMCIVREE is prescribed or used.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law.  This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010.  Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).  The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.  For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We participate in and have certain price reporting obligations under the Medicaid Drug Rebate Program, or the MDRP, as a condition of having covered outpatient drugs payable under Medicaid and, if applicable, under Medicare Part B. The MDRP requires us to pay a rebate to state Medicaid programs every quarter for each unit of our covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that we must report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (AMP) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.  The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is triggered if the AMP for a drug increases faster than inflation. If we become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Our failure to comply with our MDRP price reporting and rebate payment obligations could negatively impact our financial results.

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

The recently-enacted IRA imposes rebates under Medicare Part B and Medicare Part D that are triggered by price increases that outpace inflation (first due in 2023), as described under the risk factor “Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations,” above. The Medicare Part D rebate will be calculated on the basis of the AMP figures we report pursuant to the MDRP.

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

Among other requirements, the GDPR and UK GDPR also regulate transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme and imposed further restrictions on the use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The EC issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom. The United Kingdom’s Information Commissioner’s Office has also published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest UK data transfer documentation for data transfers subject to the UK GDPR, in relation to relevant existing contracts and certain additional contracts and vendor/ customer arrangements, within the relevant time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The EC has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the EC re-assesses and renews/extends that decision, and remains under review by the EC during this period. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term.  In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the EC reviewing the UK adequacy decision, and the UK losing its adequacy decision if the EC deems the UK to no longer provide adequate protection for personal data.

The EU has also proposed a Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing. Additionally, the EU adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Our failure to comply with our obligations under the GDPR, including any failure to adopt measures to ensure that we can continue to conduct the data processing activities that we initiated in the EU before the GDPR entered into application, the UK GDPR, the ePrivacy Regulation, the EU Clinical Trials Regulations, and other countries’ privacy or data security-related laws could adversely impact our ability to use the data generated in our studies. And any actual or perceived failure to comply with these data protection laws or adequately address privacy and security concerns could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

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

Our information technology systems, or those of our third party CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of setmelanotide development programs, regulatory investigations, enforcement actions and lawsuits.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs and other contractors and consultants are vulnerable to attack, damage, or interruption by hacking, cyberattacks, computer viruses and malware (e.g. ransomware), malicious code, phishing attacks and other social engineering schemes, unauthorized access, natural disasters, terrorism, telecommunication and electrical failures, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Any such attack, incident or breach could compromise our information technology systems and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen. Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

We and certain of our service providers have been and from time to time will continue to be subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for setmelanotide or other product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of setmelanotide and our product candidates could be delayed.  It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our product and services.

Risks Related to Our Common Stock

Our directors and executive officers and their affiliated entities own a significant percentage of our stock and, if they choose to act together, will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 10.8% of our outstanding voting stock as of September 30, 2022. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of September 30, 2022, we had 55,756,256 shares of common stock outstanding.

The holders of an aggregate of approximately 6.0 million shares of our common stock, or approximately 10.8% of our total outstanding common stock as of September 30, 2022, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act, the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates and those subject to lock-up agreements, if applicable. As of November 8, 2022, approximately 175,000 shares of our common stock held by our executive officers are subject to restrictions on transfer under lock-up agreements with the underwriters of our recent follow-on offering. Specifically, we and our executive officers have agreed, subject to certain exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of our common stock or securities convertible into or exchangeable or exercisable for any of our common stock, enter into a transaction that would have the same effect, or enter into any swap or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of our common stock, whether any of these transactions are to be settled by delivery of our common stock or other securities, in cash or otherwise, or publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, for 90 days after September 14, 2022 without first obtaining the written consent of Cowen and Company, LLC, who may release any of the securities subject to these lock-up agreements at any time without notice. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

RHYTHM PHARMACEUTICALS, INC.

Dated: November 8, 2022	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2022	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)