Form 10-K
period 2022-12-31
RHYTHM PHARMACEUTICALS, INC.
filed 2023-03-01
CIK 1649904

‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $188.4 million, based on the closing price of the registrant’s Common Stock on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this disclosure, Common Stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

There were 56,747,577 shares of the registrant's Common Stock outstanding as of February 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for the registrant's 2023 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

RHYTHM PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms include forward-looking statements that involve risks and uncertainties.  Forward-looking statements include, but are not limited to, statements regarding the marketing and commercialization of IMCIVREE (setmelanotide), and the timing of commercialization, the success, cost and timing of our product development activities and clinical trials, our financial performance, including our expectations regarding our existing cash, operating losses, expenses, sources of future financing and sufficiency of cash, our ability to hire and retain necessary personnel, patient enrollments and the timing thereof, the timing of announcements regarding results of clinical trials and filing of regulatory applications, our ability to protect our intellectual property, our ability to negotiate our collaboration agreements, if needed, our relationship with third-parties, our marketing, commercial sales, and revenue generation, expectations surrounding our manufacturing arrangements, the potential financial impact, growth prospects and benefits of our acquisition of Xinvento B.V., the impact of the COVID-19 pandemic and the current economic slowdown on our business and operations and our future financial results, and the impact of accounting pronouncements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We are a commercial-stage biopharmaceutical company with a limited operating history and have not generated any significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
●	Our Revenue Interest Financing Agreement with Healthcare Royalty Partners, and our other agreements, could restrict our ability to commercialize IMCIVREE, limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
●	We have only one approved product, which is still in clinical development in additional indications, and we may not be successful in any future efforts to identify and develop additional product candidates.
●	The successful commercialization of IMCIVREE and any other product candidates will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for setmelanotide or our other product candidates, if any and if approved, could limit our ability to market those products and decrease our ability to generate revenue.
●	Positive results from early clinical trials of setmelanotide may not be predictive of the results of later clinical trials of setmelanotide. If we cannot generate positive results in our later clinical trials of setmelanotide, we may be unable to successfully develop, obtain regulatory approval for and commercialize additional indications for setmelanotide.
●	The number of patients suffering from each of the MC4R pathway deficiencies is small and has not been established with precision. If the actual number of patients with any of these conditions is smaller than we had estimated, our revenue and ability to achieve profitability will be materially adversely affected. Moreover, our ability to recruit patients to our trials may be materially adversely affected. Patient enrollment may also be adversely affected by competition and other factors.
●	Failures or delays in the commencement or completion of our planned clinical trials of setmelanotide could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.
●	Changes in regulatory requirements and, guidance in the United States or abroad, or unanticipated events during our clinical trials of setmelanotide may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline. Additionally, it may be necessary to validate different or additional instruments for measuring subjective symptoms, and to show that setmelanotide has a clinically meaningful impact on those endpoints in order to obtain regulatory approval.
●	Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of setmelanotide beyond FDA approval for obesity due to proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, or leptin receptor, or LEPR, deficiencies in the United States. We depend entirely on the success of setmelanotide, and we cannot be certain that we will be able to obtain additional regulatory approvals for, or successfully commercialize, setmelanotide. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize setmelanotide in additional indications in the United States or in foreign jurisdictions, and our ability to generate revenue will be materially impaired.
●	Our approach to treating patients with MC4R pathway deficiencies requires the identification of patients with unique genetic subtypes, for example, POMC genetic deficiency. The FDA or other equivalent competent authorities in foreign jurisdictions could require the clearance, approval or CE marking of an in vitro companion diagnostic device to ensure appropriate selection of patients as a condition of approving setmelanotide in additional indications. The requirement that we obtain clearance, approval or CE mark of an in vitro companion diagnostic device will require substantial financial resources, and could delay or prevent the receipt of additional regulatory approvals for setmelanotide, or adversely affect those we have already obtained.
●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved labeling or result in significant negative consequences following marketing approval, if any.
●	We may fail to realize the anticipated benefits of our acquisition of Xinvento B.V., those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.
●	If the third parties we rely on, and will continue to rely on, do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain additional regulatory approvals for or continue to commercialize setmelanotide and our business could be substantially hard.
●	Our industry is intensely competitive. If we are not able to compete effectively against current and future competitors, we may not be able to generate sufficient revenue from the sale of IMCIVREE, our business will not grow and our financial condition and operations will suffer.
●	If we are unable to adequately protect our proprietary technology or maintain issued patents that are sufficient to protect setmelanotide, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.
●	Global events, such as the COVID-19 pandemic and the economic slowdown, have and may continue to adversely impact our business, including our preclinical studies, clinical trials and other commercialization prospects.

PART I

Item 1. Business

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare diseases. We are focused on advancing our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare melanocortin-4 receptor (MC4R) pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing IMCIVREE® (setmelanotide) for a subset of individuals who have hyperphagia, a pathological hunger, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain ultra-rare diseases that is approved or authorized in the United States, European Union (EU) and Great Britain. IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS); or (ii) Bardet-Biedl syndrome (BBS). The European Commission (EC) and Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. In addition to the United States, we have achieved market access for

IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in eight countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

In addition to initial commercial efforts, we are advancing what we believe is the most comprehensive clinical research program ever initiated in MC4R pathway diseases, with multiple ongoing and planned Phase 2 and Phase 3 clinical trials evaluating setmelanotide. We are developing IMCIVREE to address additional patients with acquired hypothalamic obesity and additional MC4R pathway diseases caused by genetic variants in an effort to expand the approved indications and to bring this potential therapy to approximately 53,000 estimated patients in the United States and a similarly-sized patient population in Europe. Following a Phase 2 trial in which 16 of 18 patients with hypothalamic obesity achieved the primary endpoint with a body mass index (BMI) decrease greater than 5 percent on setmelanotide therapy, and in which we observed a 14.5 mean percent reduction in BMI across all patients, we have initiated a Phase 3 trial in early 2023. The ongoing pivotal Phase 3 EMANATE trial and Phase 2 DAYBREAK trial are designed to evaluate setmelanotide in several distinct, genetically defined MC4R pathway diseases. We also are conducting a Phase 3 pediatrics trial evaluating daily setmelanotide in patients between the ages of 2 and 6 and a Phase 3 switch trial evaluating a weekly formulation of setmelanotide.

We are leveraging what we believe is the largest known DNA database focused on obesity - with approximately 60,000 sequencing samples as of December 31, 2022 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Our sequencing-based epidemiology estimates show that each of these genetically-defined MC4R pathway deficiencies number in the rare or ultra-rare category, according to established definitions of rare disease patient populations. Our epidemiology estimates are approximately 4,600 to 7,500 for U.S. patients in initial FDA-approved indications, including obesity due to biallelic POMC, PCSK1 or LEPR deficiencies, and BBS. Epidemiology estimates for patients with hypothalamic obesity is between 5,000 and 10,000 in the United States, based on our analysis of published literature and our epidemiology estimates for the indications being studied in our Phase 3 EMANATE trial suggest that approximately 53,000 U.S. patients with one of these genetically driven obesities have the potential to respond well to setmelanotide. These patients face similar challenges as other patients with rare diseases, namely lack of awareness, resources, tests, tools and especially therapeutic options.

We are working to expand access to IMCIVREE globally. Our disease awareness and patient finding efforts are aligned with a singular focus on building a community of caregivers and healthcare providers focused on transforming the treatment of these diseases. We have multiple field teams in the United States and Europe engaging with physicians who treat patients with severe obesity. We continue to bring together health care providers, patients and families with educational and awareness events. Our sequencing efforts, now primarily focused on our Uncovering Rare Obesity™ (URO) sponsored genetic testing program, fuel MC4R pathway research, disease education and awareness and patient finding.

With 177 employees in the United States and Europe as of January 31, 2023, a rapidly expanding network of key opinion leaders, and an increasing number of identified, diagnosed and treated patients, we are focused on changing the paradigm for the treatment of rare MC4R pathway diseases. Our focused disease awareness and patient finding efforts fuel the key elements of our strategy, including:

●	Ensure global access to IMCIVREE: We are actively pursuing a global strategy for our clinical development, commercial and community building programs. In the United States, we are focused on identifying patients and working with physicians and payors to get eligible patients access to IMCIVREE. We have achieved access for IMCIVREE in eight international markets with plans to launch IMCIVREE in Germany for BBS in the second quarter of 2023. In addition, we anticipate launching IMCIVREE for BBS in The Netherlands in the second half of2023, and pending regulatory review, in Canada. In both Europe and North America, we are building a rare disease-focused organization that can be scaled as we seek marketing authorizations for additional rare MC4R pathway diseases.
●	Execute clinical development: With our Phase 3 trial in hypothalamic obesity now underway, we are executing on several clinical trials designed to expand the reach of setmelanotide and potentially secure FDA approval and marketing authorization in Europe in additional indications. In addition to our pivotal trial in hypothalamic obesity, our Phase 3 EMANATE trial, Phase 3 pediatrics trial and Phase 2 DAYBREAK trial all are ongoing. With our genetic testing programs in both the United States and Europe, we are committed to expanding our obesity DNA database by expanding access and availability to genetic testing for individuals with early-onset, severe obesity and hyperphagia. We will continue to expand our genetic testing effort focusing initially on clinical trial enrollment and early commercialization efforts.
●	Lifecycle development and pipeline expansion: We are developing follow-on product candidates, including a weekly formulation of setmelanotide as well as an auto-injector, designed to be more convenient and patient-friendly. Additionally, we anticipate reporting topline data in 2023 from our clinical trial in pediatric patients from 2 years to younger than 6 years of age, potentially enabling us to reach younger patients. And we are conducting investigational new drug (IND)-enabling studies with MC4R agonist candidates that may be more selective and more potent than setmelanotide. Lastly, we will leverage our rare disease capabilities and opportunistically evaluate other investigational therapies for rare disease that offer the potential of a meaningful solution to a clear unmet medical need.

Market Overview

Severe Obesity, Hyperphagia, and the MC4R Pathway

All obesity is not the same, and rare MC4R pathway diseases are distinct from general obesity. The hallmark characteristics of rare MC4R pathway diseases are severe obesity and hyperphagia, a pathological and insatiable hunger that drives a severe preoccupation with food and extreme food-seeking behaviors. Lifestyle interventions are not therapeutic in patients with these diseases because they fail to address the underlying genetic or acquired impairment of central energy regulation and satiety.

Accordingly, the discovery that the MC4R pathway regulates both energy intake (hunger) and energy expenditure has made it an important target for therapeutics. Studies have shown that injuries to the hypothalamus region of the brain in patients with certain cancers impair MC4R signaling, leading to increased hunger, reduced energy expenditure and rapid onset of severe obesity. In addition to obesity due to POMC, PCSK1 or LEPR deficiencies and BBS, recent advances in genetic studies have identified several diseases characterized at least in part with early-onset, severe obesity and hyperphagia that are the result of genetic variants affecting the MC4R pathway, including certain variants of the POMC, PCSK1, LEPR, SRC1 and SH2B1 genes, as well as MC4R deficiency obesity and deficiencies in many additional genes with strong or very strong relevance to the MC4R pathway. With a deeper understanding of this critical signaling pathway, we are taking a different approach to drug development by focusing on specific genetic variants and acquired injury affecting the MC4R pathway. We believe that this approach has the potential to provide clinically-meaningful improvements in obesity and hyperphagia by re-establishing lost function in the MC4R pathway.

Rare MC4R Pathway Diseases

The MC4R pathway has been the focus of extensive scientific investigation for many years. This neuro-endocrine pathway in the hypothalamus is a key signaling pathway responsible for regulating hunger, food or caloric intake, and energy expenditure, which consequently affects body weight. It is known to be a critical component in the regulation of energy balance. The critical role of the MC4R pathway in weight regulation is supported by the observation that single gene variants at many points in this pathway result in early-onset, severe obesity.

The MC4R pathway is illustrated in the figure below. Under normal conditions, POMC neurons are activated by adiposity and satiety signals, including those resulting from the hormone leptin acting through the LEPR. POMC neurons produce a protein, which is processed by the PCSK1 enzyme, into melanocyte stimulating hormone, or MSH, the natural ligand, or activator of the MC4R. When upstream genetic variants, traumatic injuries or lesions disrupt this pathway, it can lead to insufficient MC4R activation and downstream signaling; the result of which is hyperphagia, reduced energy expenditure and severe obesity.

The figure below also illustrates some of the genes that are upstream of the MC4R and the potential effect variants in those genes may have on the activation of the MC4R, which regulates food intake and energy expenditure.

Setmelanotide Development Targets: Upstream Deficiencies Affecting the MC4R Pathway

AgRP, agouti-related protein; LEPR, leptin receptor; MC4R, melanocortin-4 receptor; MSH, melanocyte-stimulating hormone; ACTH, adrenocorticotropic hormone; PCSK1, proprotein convertase subtilisin/kexin-type 1; POMC, proopiomelanocortin. Reference: Yazdi FT et al. PeerJ. 2015;3:e856.

We are focused on developing setmelanotide as a precision treatment for rare MC4R pathway diseases. In addition to acquired hypothalamic obesity, we are evaluating setmelanotide in Phase 2 and 3 trials for the treatment of obesity due to variants in one of numerous genes associated with the MC4R pathway. Setmelanotide has the potential to restore lost function in this pathway by activating the intact MC4R-expressing neuron downstream of the genetic impairment. In this way, we believe setmelanotide acts as restorative therapy, to restore lost signaling of the MC4R pathway.

Epidemiology Estimates of Rare MC4R Pathway Diseases

While obesity is a global epidemic, we are focused on rare MC4R pathway diseases. Impairment of the MC4R pathway is characterized by hyperphagia and rapid-onset obesity or presence of early-onset, severe obesity. Of the tens of millions of individuals with obesity in the United States, the U.S. Center for Disease Control (CDC) estimates that there are approximately 5 million individuals whose severe obesity had onset between the ages of 2 and 5 years old. The tables below summarizes the estimated population sizes for indications currently approved or under pivotal clinical investigation.

These calculations rely on internal and proprietary sequencing data and current estimated responder rates to setmelanotide therapy, and they assume a U.S. population of 327 million, of which 1.7% have early-onset, severe obesity (Hales et al in JAMA – April 2018: Trends in Obesity and Severe Obesity Prevalence in US Youth and Adults by Sex and Age, 2007-2008 to 2015-2016).

Approved by the U.S. FDA and authorized by the EC and Great Britain’s MHRA[a]
	Estimated U.S. population	Estimated European population
Bardet-Biedl syndrome	4,000 – 5,000[b]	4,000 – 5,000[b]
Obesity due to POMC or LEPR deficiency caused by biallelic variants in the POMC, PCSK1 or LEPR genes	~600 – 2,500	Similar prevalence as U.S.[c]

a.	Authorized by the EC and MHRA for use in patients six years of age and older. Approved by the FDA for use in patients six years of age and older with monogenic or syndromic obesity.
b.	For BBS, prevalence estimates vary between populations, from 1 in 100,000 in northern European populations with higher prevalence rates in some additional regions throughout the world. We estimate the number of patients with BBS in the United States is between 4,000 and 5,000, with a similar number in continental Europe and the United Kingdom (UK). These estimates are based on our patient identification efforts in the United States and Europe and our proprietary genetic sequencing data, as well as our belief that BBS, like most rare diseases, is underdiagnosed. We believe the BBS health care provider network in EU member states and the UK is particularly well established and more advanced than in the United States, and based on field work, we believe there are approximately 1,500 patients diagnosed and being cared for at academic centers in Europe. Applying these population-adjusted identified patient populations to the United States and other countries with comparable population genetics supports our epidemiology estimates.
c.	For POMC or LEPR deficiencies, we estimate European prevalence is similar to the United States. While our sequencing data include patients from the United States and Europe, we do not have comparable sequencing data from European countries and these estimates are therefore based on applying relative population percentages to the Rhythm-derived estimates described above.

Separately, in Canada, where our new drug submission for the treatment of obesity and control of hunger in BBS or biallelic POMC, PSCK1 or LEPR deficiency is under review, we estimate there are approximately 300 – 400 individuals with BBS. This is based on data on file, a range of prevalence estimates for BBS in Canada between 1 in 125,000 to 1 in 160,000, and a population in Canada of 38,929,902 as of July 1, 2022, according to StatsCan. Also, our prevalence estimate accounts for a reported founder effect in province of Newfoundland, where estimated prevalence is approximately 1 in 17,500 (Forsythe E, Beales PL. Eur J Hum Genet. 2013;21(1):8-13.) The prevalence of POMC, PCSK1, and LEPR deficiency obesity is not well characterized as very little data are available.

Setmelanotide currently being evaluated in Phase 3 trials
	Estimated U.S. population	Estimated European population
Acquired hypothalamic obesity	5,000 – 10,000[d]	3,500 – 10,000[e]
Obesity due to POMC insufficiency caused by heterozygous variants in the POMC or PCSK1 genes	6,000[f]	Similar prevalence as U.S.[f]
Obesity due to LEPR insufficiency caused by heterozygous variants in the LEPR gene	4,000 [f]	Similar prevalence as U.S. [f]
Obesity due to SRC1 deficiency caused by a variant in the NCOA1 gene (SRC1 deficiency obesity)	~20,000 [f]	Similar prevalence as U.S. [f]
Obesity due to SH2B1 deficiency caused by a variant in the SH2B1 gene or 16p11.2 deletion encompassing the SH2B1 gene (SH2B1 deficiency obesity)	~23,000 [f]	Similar prevalence as U.S. [f]

d. For hypothalamic obesity in the United States, our internal Company estimates are based on reported incidence of hypothalamic obesity following craniophryngioma and long-term survival rates, (Zacharia, et al., Neuro-Oncology 14(8):1070–1078, 2012. doi:10.1093/neuonc/nos142; and Muller, et al., Neuro-Oncology 17(7), 1029–1038, 2015 doi:10.1093/neuonc/nov044.)

e.      Our European prevalence estimate for hypothalamic obesity is limited to the EU4, UK and the Netherlands. The total 2020 population estimates for the six key countries (Germany, France, Spain, Italy, Netherlands, and UK) of 339,295,304 was used to reach a final prevalence of 0.1-0.3 in 10,000 patients.

f.      For patients with genetic variants of the MC4R pathway, the rarity and the genetic pathophysiology of our target indications means that there is no comprehensive patient registry or other method of establishing with precision the actual number of patients. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for these monogenic indications. For the four rare MC4R pathway diseases we are studying on the Phase 3 EMANATE trial (POMC insufficiency, LEPR insufficiency, SRC1 deficiency and SH2B1 deficiency), we believe that the patient populations in continental Europe and UK are at least as large as those in the United States. While our sequencing data include patients from the United States and Europe, we do not have comparable sequencing data from European countries and these estimates are therefore based on applying relative population percentages to the Rhythm-derived estimates described above. We recently updated our prevalence estimates in 2021 based on sequencing data from individuals with obesity, and rates of response to setmelanotide in our exploratory Phase 2 Basket study. Because the published epidemiology studies for these genetic deficiencies are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly under- or overestimate the addressable population. While our projected estimates of the aggregate total addressable population continues to expand with the addition of new genes, the addressable population faces the challenges of a rare disease population.

Limitations of Current Therapies

Although drugs approved for general obesity potentially can be used in patients with obesity and rare MC4R pathway diseases, all currently available products have limited efficacy and treat symptoms without addressing the underlying biology of MC4R impairment. For example, drugs which delay gastric emptying may cause a patient to feel full and eat less, but are also often associated with nausea and vomiting as a consequence of the delayed emptying. In the case of individuals with rare MC4R pathway diseases, these therapies also do not specifically address the impaired signaling in this central energy regulating pathway. Similarly, bariatric surgery which has been shown to be quite effective in the general population with obesity, may be unsuccessful in patients with rare MC4R pathway diseases for the same reason.

IMCIVREE™ (setmelanotide)

IMCIVREE is approved by the FDA for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) POMC, PCSK1 or LEPR deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or VUS; or (ii) BBS. The EC and Great Britain’s MHRA have authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. IMCIVREE is the only therapeutic specifically approved for patients with these diseases. As an MC4R agonist, IMCIVREE is designed to restore impaired MC4R pathway activity arising due to genetic impairments upstream of the MC4R.

IMCIVREE contains setmelanotide acetate, a MC4R agonist. Setmelanotide is an 8 amino acid cyclic peptide analog of endogenous melanocortin peptide α-MSH. The chemical name for setmelanotide acetate is acetyl-L-arginyl-L-cysteinyl-D-alanyl-L-histidinyl-D-phenylalanyl-L-arginyl-L-tryptophanyl-L-cysteinamide cyclic (2→8)-disulfide acetate. Its molecular formula is C49H68N18O9S2 (anhydrous, free-base), and molecular mass is 1117.3 Daltons (anhydrous, free-base).

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

Obesity due to POMC or PCSK1 deficiency is caused by the loss of both genetic copies of either the gene for POMC or the gene for PCSK1. This results either in loss of POMC neuropeptide synthesis, in the case of biallelic (compound heterozygous and homozygous) deficiency in the POMC gene, or in disruption of the required processing of the POMC neuropeptide product to MSH by the PCSK1 enzyme, in the case of biallelic deficiency in the PCSK1 gene. The result of these biallelic genetic variants is deficiency of MSH to bind and activate MC4R, ultimately leading to the lack of stimulation of downstream MC4R neurons and causing severe, early-onset obesity and hyperphagia. POMC or PSCK1 biallelic deficiency may also be associated with other hormonal deficiencies, such as hypoadrenalism, as well as other characteristics of MSH deficiency such as red hair and fair skin.

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

Bardet-Biedl syndrome

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

Pivotal Phase 3 Clinical Trial Evaluating Setmelanotide in BBS

We announced FDA approval for IMCIVREE for BBS on June 16, 2022; EC marketing authorization for BBS on September 6, 2022; and MHRA marketing authorization for BBS on November 21, 2022. These approvals and marketing authorizations were based on data from our pivotal Phase 3 clinical trial of setmelanotide in patients with BBS or Alström syndrome. As we first reported in December 2020, the trial met its primary endpoint and all key secondary endpoints, with statistically significant and clinically meaningful reductions in weight and hunger at 52 weeks on therapy. All patients who met the primary endpoint, defined as at least 10 % weight loss, had BBS and none had Alström syndrome. IMCIVREE was not approved for Alström syndrome, a monogenic disease that causes hyperphagia and obesity beginning in early childhood, as well as progressive vision loss, deafness, cardiomegaly, insulin resistance and other signs and symptoms.

As we announced on November 8, 2022, the pivotal data that formed the basis for IMCIVREE’s approvals in BBS were published in the peer-reviewed journal The Lancet Diabetes and Endocrinology. As previously disclosed, treatment with setmelanotide resulted in significant weight and hunger reductions after one year of treatment among patients with BBS. The primary endpoint was achieved by 32.3% (95% confidence interval (CI), 16.7%, 51.4%; p=0.0006) of patients ≥12 years old, all of whom were patients with BBS. Data highlights among patients with BBS (n=32) after 52 weeks of setmelanotide include:

•	Fifteen (15) patients ≥18 years achieved a mean (SD) percent reduction in BMI of -9.1% (6.8%; 95% CI, −13.4%, −4.8%);
•	Fourteen (14) patients <18 years achieved a mean (SD) change in BMI Z score of −0.8 (0.5; 95% CI, −1.0, −0.5), and 12 patients (85.7%) achieved ≥0.2-point reduction in BMI Z; and
•	Fourteen (14) patients ≥12 years who reported hunger scores achieved reduction of -30.5% in maximal hunger score.

The safety results observed in this study were consistent with that observed with setmelanotide in previous clinical trials in patients with other rare MC4R pathway diseases. Skin hyperpigmentation (n=23; 60.5%) was the most common adverse event (AE). Two patients experienced serious AEs, neither of which was considered related to setmelanotide treatment.

Also on November 21, 2022, we announced that Health Canada accepted for review our New Drug Submission (NDS) for setmelanotide, indicated in adults and pediatric patients 6 years of age and older with impairments in the MC4R pathway due to genetic diseases, for the treatment of obesity and control of hunger in BBS or biallelic POMC, PCSK1, or LEPR deficiency. Health Canada granted Priority Review of the NDS, which shortens the submission review performance target to 180 days, in comparison to 300 days for non-priority review.

Development of Setmelanotide for Additional Indications

Hypothalamic Obesity

We also are developing setmelanotide as a treatment for hypothalamic obesity, a severe obesity that arises from mechanical hypothalamic injury, for which there are no approved therapies. In 2022, setmelanotide demonstrated potential to transform the care of individuals living with the rapid onset of extreme weight gain of hypothalamic obesity with clinical data that suggested setmelanotide treatment resulted in significant, durable weight loss.

Lesions of the hypothalamus can derive from various types of tumors (e.g., craniopharyngiomas, gliomas, pituitary adenomas, hamartomas) or may be caused by surgeries and/or radiotherapies for the treatment of these same tumor types. These hypothalamic lesions, whether caused by the tumor itself and/or the treatment of the tumor, can disrupt the MC4R pathway. Moreover, patients with hypothalamic obesity display a high degree of hyperleptinemia and hyperinsulinemia. Alpha-melanocortin stimulating hormone (MSH) can be detectable in blood, and its levels can change depending on different energy states; however, in patients with craniopharyngioma or post-surgical treatment for it, α-

MSH levels are significantly reduced. Reduced serum α-MSH levels may suggest melanocortin pathway deficiency, which might explain obesity in these patients.

In 2022, we achieved several milestones in our development program for hypothalamic obesity: setmelanotide received Breakthrough Therapy Designation from the FDA for hypothalamic obesity; we reported positive Phase 2 results and long-term extension trial data in hypothalamic obesity, as presented at The Obesity Society’s ObesityWeek® 2022 conference in San Diego on November 2, 2022; and we reached alignment with the FDA on a Phase 3 trial design.

On March 1, 2023, we announced that our pivotal Phase 3 trial evaluating setmelanotide in patients with acquired hypothalamic obesity has been initiated, with patient screening underway. We plan to enroll 120 patients with hypothalamic obesity aged 4 years or older randomized 2:1 to setmelanotide therapy or placebo for a total of 60 weeks, including up to eight weeks for dose titration. The primary endpoint is the percent change in BMI after 52 weeks on a therapeutic regimen of setmelanotide versus placebo.

The Phase 2 study enrolled 18 patients with hypothalamic obesity caused by structural hypothalamic damage secondary to craniopharyngioma or other benign brain tumor types, surgical resection, and/or chemotherapy. Patients were between 6 and 40 years old with a body mass index (BMI) ≥95th percentile (children 6 to <18 years) or ≥35 kg/m2 (adults ≥18 years). The primary endpoint was the proportion of patients who achieved a 5 percent or greater reduction in BMI after 16 weeks of treatment. Hunger was also assessed daily, as self-reported by individual patients. Highlights from the data as presented at ObesityWeek include:

●	89 percent (16 of 18) patients evaluable for assessment had ≥5% reduction in BMI (P<0.0001; confidence interval, 69%-98%);
●	78 percent (14 of 18) patients had a 10% or greater reduction in BMI at 16 weeks;
●	14.5 mean percent reduction in BMI (N=18) at Week 16 from baseline;
●	12.6 mean percent reduction body weight (N=18) at Week 16 from baseline;
●	Mean (standard deviation [SD]) BMI Z score at Week 16 was 2.7 (1.3) (n=13 pediatric patients), a reduction of 1.3 (1.0) points from baseline; and
●	Mean (SD) most hunger score at baseline was 6.6 (1.6), compared with 3.7 (2.5) at Week 16, for a reduction of –2.9 (2.3) points or 45% for patients ≥12 years of age (n=11).

Consistent with prior clinical experience in other rare MC4R pathway diseases, setmelanotide was observed to be generally well tolerated. The most common adverse events (AEs) included nausea (61.1%), vomiting (33.3%), skin hyperpigmentation (33.3%), diarrhea (22.2%), and COVID-19 (22.2%). Two patients discontinued due to AEs and a third patient was non-compliant.

At ObesityWeek, we also reported data from patients with hypothalamic obesity who enrolled in our long-term extension trial. The presentation included data on patients who continued on setmelanotide therapy in our open-label, long-term extension trial after completing 16 weeks on setmelanotide therapy in the Phase 2 trial. A total of 14 patients continued on therapy in this long-term extension trial. As of a cut-off date of September 23, 2022, of these patients:

•	13 patients who reached a total of 29 weeks on setmelanotide therapy achieved a mean BMI reduction of 21.1% (SD, 11.2%); and
•	Five (5) patients who reached a total of 41 weeks on setmelanotide therapy achieved a mean BMI reduction of 26.7% (SD, 12.4%).

Additional MC4R Pathway Genetic Variants

We also are advancing a broad clinical development program evaluating setmelanotide in several ongoing and planned clinical trials, and we are leveraging the largest known DNA database focused on obesity - with approximately 60,000 sequencing samples as of December 2022 - to improve the understanding, diagnosis and care of people living with hyperphagia and severe obesity due to certain variants in genes associated with the MC4R pathway. There remains a significant unmet need with no effective therapeutic options for patients with these rare MC4R pathway diseases, and we believe setmelanotide has the potential to address the hyperphagia and severe obesity associated with these rare genetic diseases.

Having achieved proof-of-concept in our exploratory Phase 2 Basket Study evaluating setmelanotide in patients with severe obesity driven by variants in several different MC4R pathway associated genes, in 2022 we initiated the pivotal Phase 3 EMANATE clinical trial to evaluate setmelanotide in four independent sub-studies in patients with variants in one of five specific genes within the MC4R pathway. In addition to EMANATE, we also initiated the Phase 2 DAYBREAK clinical trial to evaluate setmelanotide in patients who carry a confirmed variant in one or more of 10 genes with strong or very strong relevance to the MC4R pathway.

Phase 3 EMANATE Trial

The ongoing pivotal Phase 3 EMANATE clinical trial is a randomized, double-blind, placebo-controlled trial, designed to evaluate setmelanotide in four independent sub-studies in patients with obesity due to: a heterozygous variant of the POMC/PCSK1 genes or LEPR gene, certain variants of the SRC1 gene or the SH2B1 gene. The epidemiology estimates for the indications being studied in our Phase 3 EMANATE trial suggest that approximately 53,000 U.S. patients with one of these genetic deficiencies have the potential to respond to setmelanotide.

POMC, PCSK1 and LEPR are core genes of the MC4R pathway. Heterozygous variants in POMC, PCSK1 and LEPR have been associated with clinical obesity that may be due to MC4R pathway dysfunction. Obesity due to rare variants in the SRC1 gene is an autosomal dominant disorder that is characterized by early-onset severe obesity and hyperphagia, as SRC1 variants found in individuals with severe obesity significantly impaired leptin-induced POMC expression (Yang et al 2019, Nat Comm. 10, Article 1718). Specifically, SRC1 is a transcriptional coactivator that has links to both the leptin receptor and to POMC. When the leptin receptor is activated, SRC1 is activated through a cascade of events that then drives the expression of POMC. Individuals who have heterozygous loss-of-function variants in their SRC1 genes can have insufficient leptin receptor activation of the MC4R pathway as a result of decreased POMC expression. This decreases the amount of available MSH to activate the MC4R, consequently resulting in hyperphagia and obesity in these individuals. Obesity due to variants in the SH2B1 gene is a rare genetic disease that is characterized by early-onset severe obesity, hyperphagia, hyperinsulinemia, and reduced final height. SH2B1 variants can arise through either DNA variants in the SH2B1 gene or through chromosomal deletions (chromosome 16) that encompass the SH2B1 gene. In both cases, dysfunction/loss of only one copy of the SH2B1 gene is sufficient to give rise to obesity and hyperphagia. The SH2B1 protein has been shown to have direct links to the MC4R-pathway. Specifically, SH2B1 is an adapter protein that amplifies the signal coming through the leptin receptor. In individuals who carry heterozygote loss of function mutations in SH2B1 or a chromosomal deletion that removes the SH2B1 from the chromosome, individuals may have insufficient leptin receptor activity activation of their MC4R pathway. This gives rise to a well-documented form of severe early-onset obesity and hyperphagia.

Proof of Concept Achieved in Exploratory Phase 2 Basket Study

In January 2021, we announced proof-of-concept data from our exploratory Phase 2 Basket Study in multiple patient cohorts of patients with severe obesity due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (PPL HET obesity), as well as the SRC1 and SH2B1 genes. We provided subsequently furnished updated data in multiple presentations at medical meetings throughout 2021. The Phase 2 Basket Study was an open label study designed to evaluate setmelanotide in patients with obesity defined as BMI ≥ 30 kg/m2 for patients 16 years of age or older or BMI≥ 95th percentile for age and gender for patients between 6 and 16 years old. Patients were stratified by cohort according to their genetic variant. The primary endpoint of the study was the percent of patients in each subgroup showing at least a 5% loss of body weight over three months (“clinical responders”).

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

In our analyses, we are applying variant classification guidelines from the American College of Medical Genetics, or ACMG (as described in Richards, et al., 2015), to patient cohort stratification. Specific variants of the POMC, LEPR, PCSK1, SRC1 or SH2B1 gene may be classified based on published data as being pathogenic, likely pathogenic, likely benign or benign, or classified as a variant of unknown significance or VUS. As genetics of obesity remains an emerging field, the vast majority of variants in genes associated with the MC4R pathway are classified as VUS. Our hypothesis was that patients with genetic variants that indicate a higher degree of pathogenicity would be more likely to have impaired pathway signaling and therefore more likely to respond to setmelanotide.

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

MC4 Receptor Deficiency Obesity

In our now concluded Phase 2 Basket Study, we also evaluated setmelanotide in patients with MC4R deficiency obesity arising due to heterozygote loss of function mutations in the MC4 receptor gene itself. This is one of the most well-known and prevalent forms of monogenic early-onset severe obesity. Based on a comprehensive ongoing biochemical screening study, we believe setmelanotide may have the potential to address MC4R loss of function in a defined subset of this broader population, specifically individuals who carry MC4R loss of function variants that we believe can be rescued by setmelanotide (e.g. may not responsive to the endogenous ligand MSH, but would otherwise respond normally to setmelanotide).

On October 12, 2022, at the inaugural International Meeting on Pathway-Related Obesity: Vision of Excellence (IMPROVE) 2022 in Berlin, Germany, we reported data from a cohort of patients with MC4R deficiency obesity in the Phase 2 Basket Study. We believe these data represent an important step toward understanding the impact that gene variants can have on MC4R pathway function and its regulation of hunger, energy expenditure and body weight. The results suggest that patients with certain variants of the MC4R gene could benefit from treatment with setmelanotide, while highlighting limitations in the predictive value of an in vitro assay designed to identify which variants should be considered rescuable or nonrescuable. Overall, 23 patients with predicted rescuable MC4R deficiency and 24 patients with predicted nonrescuable MC4R deficiency were enrolled in two cohorts within our exploratory Basket Study and all reached three months of treatment with setmelanotide. The in vitro assay demonstrated limited predictive value for setmelanotide response, which was defined as ≥5% body mass index (BMI) reduction after three months treatment. Data highlights include:

•	7 of 23 patients (30.4%) with MC4R variants predicted to be rescuable achieved a ≥5% BMI reduction at Month 3 (90% confidence interval (CI), 15.3%-49.6%);
•	Most responders (6 of 16) were carriers of the p.S127L heterozygous variant in the rescuable group;
•	3 of 24 patients (12.5%) with MC4R variants predicted to be nonrescuable achieved ≥5% BMI reduction at Month 3 (90% CI, 3.5%-29.2%); and
•	Weight loss, as determined by percent change in BMI, tended to increase over time in patients achieving ≥5% BMI reduction at Month 3, with continued weight loss in responders in both predicted rescuable and nonrescuable groups at Month 6 and Month 9 of treatment with setmelanotide,

The safety results observed in this study were consistent with those observed with setmelanotide in previous clinical trials in patients with other rare MC4R pathway diseases. We plan to continue our assessment of the genetics of the MC4R pathway and opportunities to identify patients who we believe may benefit from setmelanotide.

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

In December 2021, we initiated a Phase 3 trial to evaluate the weekly formulation of setmelanotide in patients with rare MC4R pathway diseases. The weekly switch trial is a randomized, double-blind switch trial in patients with obesity due to biallelic or heterozygous POMC, PCSK1 or LEPR deficiency or a clinical diagnosis of BBS with genetic confirmation, who were previously enrolled in our long-term, open-label extension trial. We expect to enroll up to 30 patients, randomized 1:1 to receive once-weekly setmelanotide and once-daily placebo, or once-daily setmelanotide and once-weekly placebo for 13 weeks. Following the 13-week randomized treatment period, patients will crossover to an open-label, 13-week study in which all patients will receive once-weekly setmelanotide. The study is intended to provide detailed pharmacokinetic characterization of the weekly formulation. The primary efficacy endpoint is a responder analysis, based on the proportion of patients with no weight gain defined as a change of 5 % or less from baseline to week 13. We anticipate announcing topline data from this ongoing Phase 3 trial in the second half of 2023.

In addition, in 2023, we plan to initiate a second trial to evaluate the weekly formulation of setmelanotide. This de novo trial will be a randomized, double-blind Phase 3 clinical trial in patients with BBS who live outside the United States. We expect to enroll 40 patients, randomized 1:1 to receive a maximum tolerated dose of setmelanotide or placebo once weekly for 18 weeks. Following the 18-week treatment period, patients will continue on treatment, or crossover from placebo to active therapy, for an additional 14 weeks. The primary efficacy endpoint is the mean change from baseline in body weight after 18 weeks of once weekly dosing.

These trials follow an earlier trial that evaluated the weekly formulation of setmelanotide. Data from this trial, presented in October 2021, showed that otherwise healthy people with obesity treated with the weekly formulation of setmelanotide (QW) achieved comparable weight loss to those treated with the daily formulation, and that both weekly and daily formulations of setmelanotide (QD) were observed to be generally well tolerated. A total of 82 individuals aged 18 to 55 years with body mass index (BMI) ≥35 kg/m2 were included in the data analysis. Based on the data from the study, we concluded the safety profile of QW setmelanotide was similar to that of the QD formulation; in healthy volunteers, peak and trough QW setmelanotide concentrations were generally consistent with the concentrations of the QD formulation; and weight and hunger change at Week 12 was comparable between QW and QD setmelanotide. Notably, the weight and hunger score changes in otherwise healthy individuals with obesity receiving both formulations were lower than those reported separately in patients with rare genetic diseases of obesity associated with an impaired MC4R pathway who received setmelanotide. Additionally, pharmacokinetic, or PK, analyses showed similar trough drug concentrations for the daily and weekly formulations over the duration of therapy. The weekly formulation of setmelanotide demonstrated a consistent 24-hour PK range and was detected steadily over one week, with a trough concentration consistent with the trough concentration of the daily formulation.

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

Safety and Tolerability Results

Historically, clinical data with other MC4R therapies suggested that MC4R-mediated side effects may include changes in blood pressure and heart rate, increased erections in males, changes in libido and sexual function in females, and nausea and vomiting. As a result, primarily due to concerns about blood pressure and heart rate changes, we are not aware of any other MC4R agonists currently in the clinic for the treatment of obesity and/or hyperphagia. It is noteworthy that the pattern of effects differed among each of the other MC4R therapies, underscoring the complex physiology of MC4R. With setmelanotide, there has been little, if any, evidence of blood pressure or heart rate changes, preliminarily supporting an important differentiation of setmelanotide from previous MC4R therapies. Monitoring for blood pressure and heart rate changes, as well as other potential adverse events, or AEs, is included in all setmelanotide clinical trials.

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

Over the course of our clinical development program, a total of 764 patients who participated in our trials have received the daily or weekly formulation of setmelanotide, including 13 patients who had been on setmelanotide therapy for more than five years, as of November 24, 2022:

Duration of Setmelanotide Therapy	Number of patients
<1 year	569
>1 year	195
>2 years	118
>3 years	63
>4 years	30
>5 years	13
Total	764

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

IMCIVREE is approved in the United States and authorized in the EU and Great Britain for certain patients 6 years of age and older. Rare MC4R pathway diseases often present early in life, and we have identified children with genetic obesity under 6 years of age who we believe may potentially benefit from treatment with setmelanotide. On August 2, 2022, we announced that we completed enrollment in our Phase 3 trial evaluating daily setmelanotide in pediatric patients who are between the ages of 2 and 6 years old. The trial is a multi-center, one-year, open-label Phase 3 trial in pediatric patients with obesity due to biallelic POMC, PCSK1 or LEPR deficiency or a clinical diagnosis of BBS with genetic confirmation. The primary efficacy endpoint is a responder analysis, based on the proportion of patients who experience a decrease from baseline over one year in BMI Z of ≥0.2. In addition, we have initiated discussions with the

European Medicines Agency (EMA) to modify our EMA-approved Pediatric Investigation Plan (PIP) to be consistent with our plans for the treatment of these younger patients.

We have an ongoing program to identify next generation MC4R agonist candidates that may be more selective and more potent than setmelanotide. This program is expected to result in a clinical development candidate that will be an MC4R agonist matching setmelanotide’s cardiovascular safety but without the potential to cause hyperpigmentation.

Genetic Sequencing and Patient Finding

We continue to expand our sequencing efforts in individuals living with early-onset, severe obesity to support research, patient finding and community building efforts in order to better understand rare genetic diseases of obesity. Our obesity DNA database contains sequencing samples from approximately 60,000 individuals, and we are using these data to support research, patient finding and community building while forging a better understanding of rare genetic diseases of obesity. Our sequencing data has come from four distinct sources in recent years: the Genetic Obesity ID | Genotyping Study, a global network of collaborations with obesity researchers with individual sample collections, institutional biobanks and Uncovering Rare Obesity (URO) or Rare Obesity Advanced Diagnosis (ROAD). More than 90% of our DNA sequencing database is derived from the U.S. population. Therefore, our estimates of patient populations in Canada and Europe are more preliminary, but we believe prevalences of these genetic diseases are similar to those in United States. By bringing additional awareness to these rare genetic diseases of obesity, our sequencing efforts have the potential to help foster patient communities and drive medical action in these populations.

Uncovering Rare Obesity, or URO, our free genetic testing program designed to help determine if individuals have an underlying genetic cause of their severe obesity, is the primary driver of how we collect sequencing samples and identify patients. As severe obesity is epidemic in the United States, we are focused on identifying people with early-onset obesity that may be caused by certain rare genetic variants. As part of these efforts, we have launched Uncovering Rare Obesity in order to increase access to genetic testing..

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

Our U.S. partner, Prevention Genetics, a subsidiary of Exact Sciences Corp., a Clinical Laboratory Improvement Amendments-College of American Pathologists of CLIA/CAP-certified independent laboratory, conducts the genetic testing for Uncovering Rare Obesity. This program covers the cost of the test and excludes office visit, copay, sample collection, and any other related costs to a participant. In addition, as part of the program, licensed genetic counselors from PWN Health, a leading provider of professional guidance for diagnostic and genetic testing, are available to advise participating individuals.

In 2022, we launched a new free genetic testing program similar to the URO program covering certain European markets called ROAD. The ROAD program is mirroring the URO program to increase awareness on rare genetic diseases of obesity and support patient identification in the International region. As of December 31, 2022, we have collected and sequenced approximately 2,000 samples from individuals with severe obesity from seven countries, including Spain, Italy, Ireland, Israel, Turkey and Germany. Our partner CGC Genetics Unilabs conducts the genetic testing for ROAD. This program covers the cost of the test, the kit and shipment.

As of December 31, 2022, we had collected and analyzed more than 25,000 genetic samples from individuals with severe obesity with URO or ROAD, including approximately 13,000 during the year ended December 31, 2022.

Commercial Efforts for IMCIVREE

We are focused on making IMCIVREE available globally.

In the United States, IMCIVREE was initially approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or VUS, and the FDA expanded the label to include BBS in June 2022. The initial approval allowed us to develop commercial infrastructure, build relationships with physicians and payers and deliver commercial product to patients. With the label expansion to include BBS, we executed – and continue to execute – on our rare disease launch strategy of engaging with the community, speeding diagnosis of BBS and educating on the benefits of IMCIVREE therapy. Our team remains focused on identifying patients with BBS, the physicians who care them and driving prescriptions for IMCIVREE. Additionally, through Rhythm InTune, our U.S. support services program which we launched in June 2022, we provide personalized support for patients and families living with rare MC4R pathway diseases. With education and resources tailored to fit unique needs, each patient and family is matched with a dedicated patient education manager as a single point of contact to provide treatment support by educating patients and their health care providers, navigating insurance coverage as they start treatment, providing injection support and offering education on what to expect.

Additionally, our North America team anticipates completion of a regulatory review via Health Canada’s priority review process and, pending approval, making IMCIVREE commercially available in Canada for adult and pediatric patients 6 years of age and older with impairments in the MC4 receptor pathway due to genetic diseases, for the treatment of obesity and control of hunger in BBS, POMC, PSCKI and LEPR in 2023.

Internationally, we have achieved access for IMCIVREE in eight markets: for patients with BBS or POMC, PCSK1 or LEPR deficiency in France through paid early access; for patients with POMC, PCSK1 or LEPR deficiency in Germany, the UK, the Netherlands and Italy; and for patients with POMC, PCSK1 or LEPR deficiency through named patient sales in Austria and Turkey and for patients with MC4R pathway diseases and BBS through early access in Argentina. We anticipate launching IMCIVREE in Germany for BBS in the first half of 2023, as well as in The Netherlands in 2023, and in Spain (Spanish launch to include POMC and LEPR deficiencies as well as BBS) in 2024.

While we are focused on commercial access for IMCIVREE for BBS and POMC and LEPR deficiencies, we are working with the broader community of patients and families, physicians, scientists and more to engage with them on the impact of hyperphagia and severe obesity caused by rare MC4R pathway diseases. Individually, populations with each of these MC4R pathway diseases are rare, and affected patients face many of the same challenges as any classically rare disease patient populations. There is little or no awareness about rare MC4R pathway diseases, and the patients suffering from them are lost in the health care system, with limited educational resources and no effective treatments for their condition. All our efforts and services described above are designed to address the challenges of rare diseases and lay the groundwork for potential future launches, with a focus on scalability.

Xinvento B.V. Acquisition

On February 27, 2023, we completed the acquisition of Xinvento B.V., or Xinvento, a Dutch private limited liability company based in the Netherlands, through our wholly-owned subsidiary Rhythm Pharmaceuticals Netherlands B.V., a Dutch private limited liability company. Xinvento was founded in 2021 by Claudine van der Sande and is developing novel investigational therapeutic candidates designed to improve the care congenital hyperinsulinism (CHI).

CHI is the most frequent cause of severe, random and persistent hypoglycemia in newborns and children. Hypoglycemia results from an over-secretion of insulin, which causes blood sugar levels to fall dangerously low. Without proper and immediate treatment, children with CHI may suffer seizures, coma, or even death and, longer term, patients may experience developmental delays, epilepsy, cerebral palsy, and other neurological damage. In the United States, the estimated incidence rate for CHI is 1:29,000 to 1:31,000, according to the literature. We aim to develop treatment options for these individuals and expect to initiate clinical development of a new therapeutic candidate in 2024.

For more information about the acquisition of Xinvento, see Part II, Item 9B. “Other Information.”.

Competition

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors with general obesity medications in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop compounds that could make setmelanotide obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to setmelanotide. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operations will suffer.

Currently, IMCIVREE is the only approved treatment for weight management in patients with obesity due to BBS or POMC, PCSK1 or LEPR deficiencies, and there are no other approved treatments for addressing hyperphagia related behaviors of patients with rare MC4R pathway diseases. Bariatric surgery is not an appropriate treatment option for these MC4R pathway diseases because the severe obesity and hyperphagia associated with these diseases are considered to be risk factors for bariatric surgery. Also, existing therapies indicated for general obesity and those in clinical development for the same, including glucagon-like peptide-1 (GLP-1) receptor agonists, such as Wegovy®, and glucose-dependent insulinotropic polypeptide (GIP) and glucagon-like peptide-1 (GLP-1) agonists, such as tirzepatide, do not specifically restore function impaired by genetic deficiencies and trauma to the hypothalamus that disrupt MC4R pathway signaling, which we believe is a root cause of hyperphagia and obesity in patients with these diseases.

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

Under the terms of the Ipsen license agreement, Ipsen is eligible to receive payments of up to $40.0 million upon the achievement of certain development and commercial milestones in connection with the development, regulatory approval and commercialization of applicable licensed products, and royalties on future sales of the licensed products. Substantially all of the aggregate payments under the Ipsen license agreement are for milestones that may be achieved no earlier than first commercial sale of the applicable licensed product, and as of December 31, 2022, we have paid $4.0 million in clinical and regulatory milestones and $9.0 million in commercial milestones. Royalties in the mid-single digits on future sales of the applicable licensed products will be due under the Ipsen license agreement on a licensed product-by-licensed product and country-by-country basis until the later of the date when sales of a licensed product in a particular country are no longer covered by patent rights licensed pursuant to the Ipsen license agreement and the tenth anniversary of the date of the first commercial sale of the applicable licensed product in the applicable country. The term of the Ipsen license agreement continues until the expiration of the applicable royalty term on a country-by-country and product-by- product basis. Upon expiration of the term of the agreement, the licensed rights granted to us under the agreement, to the extent they remain in effect at the time of expiration, will thereafter become irrevocable, perpetual and fully paid-up licenses that survive the expiration of the term. We have a right to terminate the license agreement at any time during the term for any reason on 180 days’ written notice to Ipsen. Ipsen has a right to terminate the agreement prior to expiration of its term for our material breach of the agreement, our failure to initiate or complete development of a licensed product or our bringing an action seeking to have an Ipsen license patent right declared invalid. Upon any early termination of the license agreement not due to Ipsen’s material breach, all licensed rights granted under the license agreement will terminate.

Camurus

In January 2016, we entered into a license agreement for the use of Camurus’ drug delivery technology, FluidCrystal, to formulate setmelanotide with Camurus. Under the terms of the agreement, Camurus granted us a worldwide license to the FluidCrystal technology to formulate setmelanotide and to develop, manufacture, and commercialize this new formulation for once-weekly dosing, administered as a SC injection. The license granted to us is specific to the FluidCrystal technology incorporating setmelanotide. Under the terms of the license agreement, we are responsible for manufacturing, development, and commercialization of the setmelanotide FluidCrystal formulation worldwide. Camurus received a non-refundable and non-creditable upfront payment of $0.5 million in January 2016, and is eligible to receive progressive payments of approximately $65.0 million, of which the majority are sales milestones. As of December 31, 2022, we have made $2.3 million of milestone payments to Camurus. In addition, Camurus is eligible to receive tiered, mid to mid-high, single-digit royalties on future sales of the product.

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

The term of the agreement continues until the expiration of the applicable royalty term on a country-by-country and product-by-product basis. Upon expiration of the term of the agreement, the licensed rights granted to us under the agreement, to the extent they remain in effect at the time of expiration, will thereafter become irrevocable, perpetual and fully paid-up licenses that survive the expiration of the term. We have a right to terminate the license agreement at any time during the term for any reason upon 90 days’ written notice to Takeda. Takeda has a right to terminate the agreement prior to expiration of its term for our material breach of the agreement, if we voluntarily or involuntarily file for bankruptcy, or for our bringing an action seeking to have a Takeda license patent right declared invalid. Upon any early termination of the license agreement not due to Takeda’s material breach, all licensed rights granted under the license agreement will terminate. We have notified Takeda that we have halted development activities related to RM-853.

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

According to the terms of the RareStone License, RareStone has agreed to seek local approvals to commercialize IMCIVREE for the treatment of obesity and hyperphagia due to biallelic proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency, as well as Bardet-Biedl and Alström syndromes. Additionally, RareStone agreed to fund efforts to identify and enroll patients from China in Rhythm’s global EMANATE trial, a Phase 3, randomized, double-blind, placebo-controlled trial to evaluate setmelanotide in four independent sub-studies in patients with obesity due to a heterozygous variant of POMC/PCSK1 or LEPR; certain variants of the SRC1 gene, and certain variants of the SH2B1 gene. According to the terms of the RareStone License, RareStone made an upfront payment to Rhythm of $7.0 million and issued Rhythm 1,077,586 ordinary shares. Rhythm will be eligible to receive development and commercialization milestones of up to $62.5 million, as well as tiered royalty payments on annual net sales of IMCIVREE.

On October 28, 2022, we delivered written notice, or the Notice, to RareStone that we have terminated the RareStone License for cause. In accordance with the Notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to our global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided written notice to us that it objects to the claims in the Notice, including our termination of the RareStone License for cause.

Patents and Proprietary Rights

We have in-licensed a large patent portfolio from Ipsen for our melanocortin programs. The portfolio includes multiple patent families, and all of these in-licensed patent families are being prosecuted or maintained by Ipsen in consultation with us. We have also filed patent applications in ten families which are exclusively owned and maintained by us that relate to the melanocortin program.

Our MC4R portfolio of licensed and exclusively owned patent families, which includes setmelanotide, consists of 16 patent families currently being prosecuted or maintained, which include applications and patents directed to compositions of matter, formulations and methods of treatment using setmelanotide. As of December 31, 2022, the portfolio for the MC4 program consists of 14 issued United States patents and 271 issued non-United States patents across 8 of the 13 families. There also 15 pending United States patent applications and 82 pending non-United States applications in 24 jurisdictions.

In the patent family directed to selected MC4R receptor agonists, including the composition of matter for setmelanotide, we have 4 issued United States patents and 134 issued non-United States patents, including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, New Zealand, Russia and Singapore. The standard 20-year term for patents in this family would expire in 2026, but two of the United States patents are expected to expire in 2027 due to patent term adjustments. Patent term extensions for delays in marketing approval may also extend the terms of patents in this family, and we have filed for patent term extension in the United States that, if granted, would extend the composition of matter patent protection to 2032.

In addition to the patents and patent applications discussed above, we co-own one patent family with Charité-Universitätsmedizin Berlin, which has been filed in 21 jurisdictions and yielded 1 issued United States patent and 2 non-United States patents. We also co-own one patent family with the University of Strasbourg and the French National Institute of Health and Medical Research, which has been filed in 4 jurisdictions. Both of these patent families relate to the melanocortin program.

We have also in-licensed a patent family from Takeda directed to the composition of matter and methods of use of ghrelin O-acetyltransferase inhibitors, including RM-853. This patent family includes 1 issued United States patent, nine issued non-United States patents including Canada, China, Europe, and Japan. The standard 20-year term for the patents in this family will expire in 2033, though patent term extensions for delays in marketing approval may also extend the terms of patents in this family.

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
●submission to the FDA of an IND, which must become effective before human clinical trials may begin;
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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (GMP). Other national and EU-wide regulatory requirements may also apply..

Marketing Authorizations

In the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, (MA). To obtain regulatory approval of a product candidate in the EU, we must submit a marketing authorization application, (MAA). The process for doing this depends, among other things, on the nature of the medicinal product.

There are two types of MAs:

●	“Centralized MAs” are issued by the European Commission (EC) through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (ATMPs) such as gene therapy, somatic cell-therapy or tissue-engineered medicines, and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for any products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or for which the granting of a MA would be in the interest of public health in the EU.
●	“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

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

Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved for medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

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

In the EU, an application for designation as an orphan product can be made any time prior to the filing of the application for MA. Orphan designation entitles a party to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized procedure. Once authorized, orphan medicinal products are entitled to a ten-years period of market exclusivity for the approved therapeutic indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (PIP). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Granting of an authorization for another similar orphan medicinal product where another product has market exclusivity can happen at any time if: (i) the second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior, (ii) inability of the applicant to supply sufficient quantities of the orphan medicinal product or (iii) where the applicant consents to a second orphan medicinal product application. A company may voluntarily remove a product from the orphan register.

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

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

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

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than 23 June 2026) will automatically expire and be revoked by December 31, 2023. In addition, new EU legislation such as the EU CTR or in relation to orphan medicines will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

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

There will be no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in Great Britain.

Additionally, on June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics was opened until end of November 2021. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but have recently been postponed to July 2024. Devices bearing CE marks issued by EU notified bodies under the MDR or MDD are now subject to transitional arrangements. In its consultation response, the MHRA indicated that the future UK regulations will allow devices certified under the MDR to be placed on the market in Great Britain under the CE mark until either the certificate expires or for five years after the new regulations take effect, whichever is sooner. Devices certified under the MDD could continue to be placed on the market until either the certificate expires or for three years after the new regulations take effect, whichever is sooner. Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessed (UKCA) mark. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in GB.

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

Outside the United States, ensuring adequate coverage and payment for setmelanotide will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of setmelanotide or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.  We are also enrolled in the Medicaid Drug Rebate Program and other governmental pricing programs, and have price reporting and payment obligations under these programs.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the Patient Protection and Affordable Care Act, or signed the ACA, was signed into law, which, among other things, included changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to IMCIVREE and our potential drug candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicaid managed care plans;

●	expansion of the list of entity types eligible for participation in the Public Health Service 340B drug pricing program, or the 340B program, to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempting “orphan drugs,” such as IMCIVREE, from the 340B ceiling price requirements for these covered entities;
●	established the Medicare Part D coverage gap discount program, which require manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
●	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through 2032, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

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

In the EU, On December 15, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. This regulation which entered into force in January 2022 intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

Human Capital

Our employees are dedicated to our mission to transform the lives of patients and their families living with hyperphagia and severe obesity caused by rare MC4R pathway diseases by rapidly advancing care and precision medicines addressing the root cause. As of January 31, 2023, we had 177 employees, including 143 in the United States and 34 in nine countries outside the United States.  We also work with consultants and contractors to provide both specific expertise and flexibility for our business needs.

We believe that our future success largely depends upon our continued ability to attract, hire and retain highly skilled employees. We emphasize several measures and objectives in managing our human capital assets, including, among others, employee engagement, development and training, talent acquisition and retention, employee wellness, diversity, inclusion, and compensation and pay equity. We frequently assess the external market to provide our employees with competitive salaries, bonuses, opportunities for equity ownership, development opportunities that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we regularly collect employee feedback to ensure open communication, measure employee engagement and identify opportunities for improvement.  Since the COVID-19 pandemic, we have maintained efforts to ensure our employees are enabled to take advantage of flexible working arrangements and collaborate safely.

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

Corporate Information

We are a Delaware corporation organized in February 2013. We were originally incorporated under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc. Our principal executive offices are located at 222 Berkeley Street, 12th Floor, Boston, MA 02116, and our telephone number is (857) 264-4280. Our website is www.rhythmtx.com. Information that is contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

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

We are a commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases.  Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide.  To date we have generated less than $25.0 million of revenue from product sales.  In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by a U.S. Food and Drug Administration (FDA)-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or Bardet-Biedl syndrome (BBS).  The European Commission (EC) has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The UK’s Medicines & Healthcare Products Regulatory Agency (MHRA) authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above.

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

Our net losses were $181.1 million and $69.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $710.1 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, having obtained marketing approval for IMCIVREE, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. We have and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date we have generated less than $25.0 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	continue to commercialize setmelanotide by building a commercial organization and/or entering into collaborations with third parties;
●	ensure setmelanotide is available to patients;
●	continue to achieve market acceptance of setmelanotide in the medical community and with third-party payors;
●	continue to initiate and successfully complete later-stage clinical trials that meet their clinical endpoints;
●	continue to initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approvals for setmelanotide as a treatment for obesity caused by deficiencies affecting the MC4R pathway; and
●	successfully manufacture or contract with others to manufacture setmelanotide.

Absent our entering into collaboration or partnership agreements, we have and expect to continue to incur significant sales and marketing costs as we continue to commercialize setmelanotide. Even though IMCIVREE is FDA approved and authorized by the EMA and MHRA for certain indications, and even if we successfully complete our pivotal and other clinical trials and setmelanotide is approved for commercial sale in additional indications, setmelanotide may not be a commercially successful drug. As of result of the acquisition of Xinvento B.V., we expect to devote substantial financial resources to the research and development and potential commercialization of a therapeutic product candidate for CHI. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate significant product revenue, we will not become profitable and will be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently in the early stages of commercializing IMCIVREE for chronic weight management in patients with obesity due to BBS, POMC, PCSK1 or LEPR deficiencies in the U.S. and the EU and Great Britain and advancing setmelanotide through clinical development for additional indications in the United States and for potential approvals in other countries. Developing peptide therapeutic products is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance setmelanotide in additional clinical trials, as well as in connection with research and development activities as a result of the acquisition of Xinvento B.V. in February 2023. We intend to use our available cash resources to advance the clinical development of setmelanotide, for disease-education and community-building activities, patient identification, and commercialization activities related to IMCIVREE. Depending on the status of additional regulatory approvals and commercialization of setmelanotide, as well as the progress we make in sales of IMCIVREE, we may still require significant additional capital to fund the continued development of setmelanotide and our operating needs thereafter. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for setmelanotide or otherwise expand more rapidly than we presently anticipate.

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through October 2022, we raised aggregate net proceeds of approximately $742.6 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into a Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners for a total investment amount of up to $100 million, conditioned upon our achievement of certain clinical development and sales milestones.  As of December 31, 2022, we have received $72.3 million of aggregate proceeds, net of debt issuance costs, under the RIFA. As of December 31, 2022, our cash and cash equivalents and short-term investments were approximately $333.3 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2025. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light supply chain issues and labor shortages, rising inflation and interest rates and international turmoil due to the Russian invasion of Ukraine, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

On June 16, 2022, we entered into the RIFA, with entities managed by HealthCare Royalty Management, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors agreed to pay the Company an aggregate investment amount of up to $100.0 million, or the Investment Amount. Under the terms of the RIFA, we received $37.5 million on June 29, 2022 upon FDA approval of IMCIVREE in BBS, and an additional $37.5 million on September 29, 2022, following EC marketing authorization for BBS on September 6, 2022.  We are entitled to receive the remaining $25.0 million of the Investment Amount forty-five business days following achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.

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

To the extent we incur additional debt (including without limitation additional amounts under the RIFA), the risks described above could increase.

Risks Related to the Development of Setmelanotide

Positive results from earlier clinical trials of setmelanotide may not be predictive of the results of later clinical trials of setmelanotide. If we cannot generate positive results in our later clinical trials of setmelanotide, we may be unable to successfully develop, obtain regulatory approval for, and commercialize additional indications for setmelanotide.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical trials were underway.

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

Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with MC4R pathway deficiencies. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. In addition, we have internal genetic sequencing results from individuals with severe obesity that provide another approach to estimating prevalence. As of December 31, 2022, our database had approximately 60,000 sequencing samples. Since the published epidemiology studies for these genetic variants are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.

Based on multiple epidemiological methods, we have estimated the potential addressable patient populations with these MC4R pathway deficiencies based on the following sources and assumptions:

●	POMC Deficiency Obesity. POMC Deficiency Obesity is defined by the presence of biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Our addressable patient population estimate for POMC deficiency obesity is approximately 100 to 500 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we believe our addressable patient population for this deficiency may be approximately 100 to 500 patients in the United States, and a comparable addressable patient population in Europe, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency obesity is often unavailable and currently is rarely performed;
●	our belief, based on discussions with experts in rare diseases, that the number of diagnosed cases could increase several-fold with increased awareness of this deficiency and the availability of new treatments;

●	U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for adults with severe obesity (body mass index, or BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old); and
●	our internal sequencing yield for POMC deficiency obesity patients (including both POMC and PCSK1 gene diseases), defined as patients having biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, of approximately 0.05%.
●	LEPR Deficiency Obesity. LEPR Deficiency Obesity is defined by the presence of biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Our addressable patient population estimate for LEPR deficiency obesity is approximately 500 to 2,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	epidemiology studies on LEPR deficiency obesity in small cohorts of patients comprised of children with severe obesity and adults with severe obesity who have a history of early onset obesity;
●	U.S. Census Bureau figures for adults and children and CDC prevalence numbers for adults with severe obesity (BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old);
●	with wider availability of genetic testing expected for LEPR deficiency obesity and increased awareness of new treatments, our belief that up to 40% of patients with these diseases may eventually be diagnosed; and
●	our internal sequencing yield for LEPR deficiency obesity patients, defined as patients having biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, of approximately 0.09%.
●	Bardet-Biedl Syndrome. Our addressable patient population estimate for BBS is approximately 4,000 to 5,000 patients in the United States based on:
●	published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients;
●	comparisons to our patient identification efforts in Europe where we believe there are approximately 1,500 patients diagnosed and being cared for at academic centers in Europe;
●	our patient identification efforts to date in the United States;
●	our internal sequencing yield for biallelic pathogenic or likely pathogenic variants in BBS genes of approximately 0.3%; and
●	our belief that with wider availability of genetic testing expected for BBS and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
●	POMC, PCSK1, or LEPR Heterozygous Obesities; SRC1 and SH2B1 Obesities. Our potential setmelanotide-responsive patient population estimate for POMC, PCSK1, or LEPR heterozygous, SRC1 and SH2B1 obesity patients with at least one variant interpreted as pathogenic, likely pathogenic, or of uncertain significance suspected pathogenic is approximately 53,000 patients in the United States. Our estimates are based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (120% the 95th percentile between the ages of 2-5 years);

●	our internal sequencing yield of patients with POMC, PCSK1, or LEPR heterozygous, SRC1 or SH2B1 variants interpreted as pathogenic, likely pathogenic, or of uncertain significance of approximately 10-15%; and
●	a clinical response rate of 40% for patients carrying pathogenic or likely pathogenic variants, and 20% for patients carrying a variant of uncertain significance.

The clinical response rate used in this calculation is based on the clinical data currently available to us from our trials and may change as more data become available.

●	MC4R Deficiency Obesity. Our addressable patient population estimate for MC4R-rescuable deficiency obesity is approximately 10,000 patients in the United States. This estimate is based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (120% the 95th percentile between the ages of 2-5 years);
●	a comprehensive ongoing biochemical screening study indicating there may be a defined subset of individuals who carry MC4R variants that may be rescued by an MC4R agonist; and
●	our internal sequencing yield for MC4R deficiency obesity patients of approximately 2.0% prior to application of functional filters.
●	Hypothalamic obesity. Our addressable patient population estimate for hypothalamic obesity (HO) is 5,000 to 10,000 patients in the United States. This estimate is based on:
●	diagnosis of an underlying HO etiology such as craniopharyngioma (CP), astrocytoma, or other brain tumors with CP accounting for approximately 50% of HO etiologies;
●	an annual incidence of CP of approximately 1.3 to 2.2 per million per year in the United States, which projects to approximately 600 cases of CP per year based on a United States population of approximately 329 million;
●	approximately 50% (based on a published range of 6% to 91%) of CP patients develop HO;
●	published estimates of overall survival (OS) after CP diagnosis, with a 20-year OS of 84%;
●	allowing for patients that develop HO due to other factors besides CP, results in an estimated HO prevalence after CP diagnosis in the United States exceeding 2,500-7,500 patients; and
●	internal Company estimate is based on reported incidence of hypothalamic obesity following CP and long-term survival rates.

We believe that the patient populations in the EU are similar to those in the United States. However, we do not have comparable epidemiological data from the EU and these estimates are therefore based solely on applying relative population percentages to the Company-derived estimates described above.

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

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, including general obesity, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. In addition, there are limited patient pools from which to draw for clinical studies. In addition to the rarity of genetic diseases of obesity, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

●	size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question as defined in the protocol;
●	perceived risks and benefits of the product candidate under study;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or future product candidates being investigated for the indications we are investigating;
●	clinicians’ willingness to screen their patients for genetic markers to indicate which patients may be eligible for enrollment in our clinical trials;
●	delays in or temporary suspension of the enrollment of patients in our planned clinical trial due to the COVID-19 pandemic or other public health emergencies;
●	ability to obtain and maintain patient consents;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion, including as a result of contracting COVID-19 or other health conditions or being forced to quarantine, or, because they may be late-stage cancer patients or for other reasons, will not survive the full terms of the clinical trials.

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

Successful completion of our ongoing and planned clinical trials is a prerequisite to submitting an NDA or NDA supplement to the FDA, an MAA to the EMA, and other applications for marketing authorization to equivalent competent authorities in foreign jurisdictions, and consequently, successful completion of such trials, at a minimum, will be required for regulatory approvals and the commercial marketing of setmelanotide for additional indications.

We do not know whether our planned clinical trials will begin or whether any of our clinical trials will be completed on schedule, if at all, as the commencement and successful completion of clinical trials can be delayed or prevented for a number of reasons, including but not limited to:

●	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
●	delays in the completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
●	the FDA or other equivalent competent authorities in foreign jurisdictions may deny permission to proceed with our ongoing or planned trials or any other clinical trials we may initiate, or may place a clinical trial on hold or be suspended;
●	delays in filing or receiving authorization to proceed under an additional investigational new drug application, or IND, or similar foreign application if required;
●	delays in reaching a consensus with the FDA and other regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	difficulties in obtaining Institutional Review Board, or IRB, and/or ethics committee approval or opinion to conduct a clinical trial at a prospective site or sites;
●	since many already diagnosed patients are at academic sites, delays in conducting clinical trials at academic sites due to the particular challenges and delays typically associated with those sites, as well as the lack of alternatives to these sites which have already diagnosed patients;
●	inadequate quantity or quality of setmelanotide or other materials necessary to conduct clinical trials, including delays in the manufacturing of sufficient supply of finished drug product;
●	challenges in identifying, recruiting and training suitable clinical investigators;

●	challenges in recruiting and enrolling suitable patients to participate in clinical trials;
●	severe or unexpected drug related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements, or GCPs, or applicable regulatory guidelines in other countries;
●	occurrence of adverse events associated with setmelanotide that are viewed to outweigh its potential benefits, or occurrence of adverse events in trial of the same or similar class of agents conducted by other companies;
●	changes to the clinical trial protocols;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
●	selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;
●	the cost of clinical trials of our product candidates being greater than we anticipate;
●	clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates; and
●	development of antibodies to the drug or adjuvants may result in loss of efficacy or safety events.

In addition, disruptions caused by the COVID-19 pandemic and other public health emergencies may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA or other equivalent competent authorities in foreign jurisdictions, the IRB at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board, or DSMB, or Safety Monitoring Committee, or SMC, overseeing the clinical trial at issue or other equivalent competent authorities due to a number of factors, including, among others:

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the EU CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The EU CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The EU CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the EU CTR varies. For clinical trials whose CTA was made under the EU Clinical Trials Directive before January 31, 2022, the EU Clinical Trials Directive will continue to apply on a transitional basis until January 31, 2025. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the EU CTR. Compliance with the EU CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

The COVID-19 pandemic has and may continue to adversely impact our business, including our preclinical studies, clinical trials and our commercialization prospects.

The COVID-19 pandemic has impacted multiple countries and regions, including the United States, Canada, Europe, and China, where we have planned or ongoing preclinical studies and clinical trials. If the COVID-19 pandemic and disruptions caused by government actions to limit its spread continue for a significant length of time, we may experience additional disruptions that could severely impact our business, preclinical studies, clinical trials and our commercialization prospects, including:

●	delays in receiving approval from local regulatory authorities to initiate or conduct our planned clinical trials;
●	further delays or difficulties in enrolling patients in our clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	further delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

●	risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	interruptions or delays in preclinical studies due to restricted or limited operations at our contracted research and development laboratory facilities;
●	interruptions or delays in manufacturing activities due to restricted or limited operations at our CMOs;
●	delays in global shipping of raw materials, API, and/or finished goods between locations;
●	interruptions or delays in delivery of clinical trial ancillary supplies, due to restricted or limited operations;
●	continued limitations in employee resources that would otherwise be focused on the start-up or conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people, or due to increased hiring and/or retention or other staffing issues;
●	refusal of the FDA or foreign regulatory authorities to accept data from clinical trials in affected geographies;
●	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and
●	delays in the receipt of marketing authorizations for our product candidates, which could materially affect our commercialization plans.

As the COVID-19 pandemic continues to evolve, the extent to which the pandemic may further impact our business, preclinical studies, clinical trials and our commercialization prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence. While the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, the recession or economic downturn resulting from the spread of COVID-19 could materially affect our business.

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

In addition, injection site reactions have been seen in subcutaneous, or SC, injections with setmelanotide. Also, setmelanotide has likely off target effects on the closely related MC1 receptor, which mediates tanning in response to sun exposure. Other MC1 receptor mediated effects include darkening of skin blemishes, such as freckles and moles, and hair color change. The cosmetic effects are not tolerated by all patients, as a small number of patients have withdrawn from treatment due to skin darkening. These effects have generally been reversible in clinical trials after discontinuation of setmelanotide, but it is still unknown if they will be reversible with long term exposure. The MC1 receptor mediated effects may also carry risks. The long term impact of MC1 receptor activation has not been tested in clinical trials, and could potentially include increases in skin cancer, excess biopsy procedures and cosmetic blemishes. These skin changes may also result in unblinding, which could make interpretation of clinical trial results more complex and possibly subject to bias. We have also initiated trials of setmelanotide in potential new indications that include patients who might have more serious underlying conditions. It is possible that the underlying conditions in these patients, such as congestive heart failure and potentially other conditions, may confound the understanding of the safety profile of setmelanotide.

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the disease or condition for which it has such designation, the product is entitled to a period of seven years of marketing exclusivity, which precludes the FDA from approving another marketing application for a product that constitutes the same drug treating the same disease or condition for that marketing exclusivity period, except in limited circumstances.

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

We have also been granted orphan designation for setmelanotide for the treatment of BBS and Alström syndrome in both the United States and the EU. Setmelanotide has also been granted orphan designation for setmelanotide in treating Prader-Willi syndrome in the EU. There can be no assurance that we will be able to maintain the benefits orphan drug exclusivity, or that the FDA or the EC will grant orphan designations for setmelanotide for other uses. In addition, orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

Although we have obtained PRIME designation in the EU for setmelanotide for the treatment of obesity and the control of hunger associated with deficiency disorders of the MC4R receptor pathway and Breakthrough Therapy designation for setmelanotide for the treatment of obesity associated with certain defects upstream of the MC4R in the leptin melanocortin pathway, which includes POMC deficiency obesity, LEPR deficiency obesity, Bardet-Biedl syndrome and Alström syndrome, as well as hypothalamic obesity in the United States, the FDA may rescind the Breakthrough Therapy designation and we may be unable to obtain Breakthrough Therapy designation for other uses. In addition, Breakthrough Therapy designation by the FDA or PRIME designation by the EMA may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that setmelanotide will receive additional marketing approvals in the United States or additional marketing authorizations in the EU.

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

While we have started consultations with regulatory authorities about the potential path for approval of the once-weekly formulation, and have initiated clinical studies of the once-weekly formulation, we cannot yet estimate the requirements for non-clinical and clinical data, manufacturing program, time, cost, and probability of success for approval. Regulatory authorities have limited experience evaluating Camurus’ formulations, which further complicates our understanding regarding the information that may be required to obtain approval of a once-weekly formulation.

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

In the EU, until May 25, 2022, in vitro diagnostic medical devices were regulated by Directive 98/79/EC, or the IVDD, which has been repealed and replaced by Regulation (EU) No 2017/746, or the IVDR. Unlike the IVDD, the IVDR is directly applicable in EU member states without the need for member states to implement into national law. The regulation of companion diagnostics is now subject to further requirements set forth in the IVDR. However on October 14, 2021, the EC proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR became applicable on May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. For instance, class C devices (including devices that are intended to be used as companion diagnostics) have until May 26, 2026 to comply with the new requirements. The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. Compliance with the new requirements may impact our development plans for setmelanotide.

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

On December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim.  Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell IMCIVREE, we may not be able to generate any revenue.

In order to market IMCIVREE, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we have received FDA approval, EMA and UK marketing authorization for certain indications, we are early in our commercialization efforts and have not yet established a full-scale commercial infrastructure. Therefore, you should not compare us to commercial-stage biotechnology companies, and you should not expect that we will generate substantial revenues or become profitable in the near term. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop compounds that could make IMCIVREE obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. In addition, payors may require that patients try other medications known as step therapy or a “step-edit,” including medications approved for treatment of general obesity, before receiving reimbursement for IMCIVREE. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to IMCIVREE. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

Currently, IMCIVREE is the only approved treatment for providing chronic weight management in patients with obesity due to BBS or POMC, PCSK1 or LEPR deficiencies, and there are no approved treatments for chronic weight management in patients with deficiencies with deficiencies due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (HET obesity), SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity, and hypothalamic obesity. Bariatric surgery is not a good treatment option for these genetic diseases of obesity because the severe obesity and hyperphagia associated with these diseases are considered to be risk factors for bariatric surgery. Also, existing therapies indicated for general obesity, including glucagon-like peptide-1 (GLP-1) receptor agonists, such as Wegovy®, and glucose-dependent insulinotropic polypeptide (GIP) and glucagon-like peptide-1 (GLP-1) agonists, such as tirzepatide which is being investigated as a treatment for obesity, do not specifically restore function impaired by genetic deficiencies in the MC4R pathway, which we believe is the root cause of hyperphagia and obesity in patients with MC4R genetic variants. Based on search results from ClinicalTrials.gov, we are unaware of any competitive products in therapeutic clinical studies for the obesity and hyperphagia caused by upstream MC4R pathway deficiencies specifically, however LG Chem has represented it is in early-stage clinical development of an MC4R agonist. New competitors may emerge which could limit our business opportunity in the future.

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

On October 28, 2022, we delivered a written notice to RareStone that we have terminated the RareStone License for cause. In accordance with the notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to the Company’s global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided written notice to the Company that it objects to the claims in our October 28, 2022 notice, including the Company’s termination of the RareStone License for cause.  RareStone may attempt to cure the alleged breaches, which we believe to be incurable, within the timeframe specified under the RareStone License. There can be no assurance that we will be able to negotiate an appropriate cure to the alleged material breaches and, if required, we expect to seek appropriate relief under the terms of the RareStone License. Termination of, or any possible litigation focused on, the RareStone License could cause significant delays in our product development and commercialization efforts for setmelanotide and could prevent us from commercializing IMCIVREE in the markets covered by the RareStone License without first expanding our internal capabilities or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us. In addition, under the agreement, RareStone agreed to provide funding for certain clinical development activities. To date, no such funding has been provided. If the agreement were terminated, however, we may need to refund any such potential payments and seek additional funding to support the research and development of setmelanotide or discontinue any research and development activities for setmelanotide in China, including mainland China, Hong Kong and Macao, which could have a material adverse effect on our business.

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

In addition, in order to avoid infringing the intellectual property rights of third parties and any resulting intellectual property litigation or claims, we could be forced to do one or more of the following, which may not be possible and, even if possible, could be costly and time consuming:

●	cease development of setmelanotide and commercialization of IMCIVREE;
●	pay substantial damages for past use of the asserted intellectual property;
●	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
●	in the case of trademark claims, rename setmelanotide and/or its trade name IMCIVREE.

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

We also have licensed from Camurus its drug delivery technology, FluidCrystal, to formulate once-weekly setmelanotide. Our license with Camurus imposes various obligations on us, and provides Camurus the right to terminate the license in the event of our material breach of the license agreement. Termination of our license from Camurus would result in our inability to use the licensed intellectual property.

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

While we have registered trademarks for the commercial trade name IMCIVREE (setmelanotide) in the United States, the EU, and other countries, we have not yet obtained trademark protection for IMCIVREE in certain foreign jurisdictions and failure to secure such registrations could adversely affect our business.

While we have received registered trademarks for the commercial trade name IMCIVREE (setmelanotide) and its logo in the United States, the EU, and other countries, we have not yet obtained trademark protection for IMCIVREE in certain foreign jurisdictions and are pursuing trademark registrations in other jurisdictions. Our trademark applications may be rejected during trademark registration proceedings. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome them. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive those proceedings.

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

In addition, obtaining FDA approval of an NDA for additional indications and the approval of an MAA from the EC for additional indications is a complex, lengthy, expensive and uncertain process, and the FDA, EMA or equivalent competent authorities in foreign jurisdictions may delay, limit or deny approval of setmelanotide for many reasons, including, among others:

●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

●	we may not be able to demonstrate to the satisfaction of the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions that setmelanotide is safe and effective in treating obesity caused by certain genetic deficiencies affecting the MC4R pathway;
●	the results of our clinical trials may not be interpretable or meet the level of statistical or clinical significance required by the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions for marketing approval. For example, the potential unblinding of setmelanotide studies due to easily identifiable AEs may raise the concern that potential bias has affected the clinical trial results;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with the number, size, conduct or implementation of our clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may require that we conduct additional clinical trials or pre-clinical studies;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not consider that our diagnostic strategy supports approval;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may decide that additional assays or data to understand any risks for anti-drug antibodies may need to be available for approval;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may decide that the toxicology program, including any parts of carcinogenicity studies that are filed, do not meet the requirements for approval;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions or the applicable foreign regulatory agency may identify deficiencies in our chemistry, manufacturing or controls of setmelanotide, or in the commercial production of setmelanotide to support product approval;
●	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may find the data from preclinical studies and clinical trials insufficient to demonstrate that clinical and other benefits of setmelanotide outweigh its safety risks;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from our preclinical studies and clinical trials;
●	the FDA or other equivalent competent authorities in foreign jurisdictions may not approve the formulation, labeling or specifications of setmelanotide;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not accept data generated at our clinical trial sites;
●	the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
●	as part of our NDA approval, we were required to complete certain post-market requirements and commitments, which we may not be able to meet;

●	the FDA may require development of a REMS as a condition of additional approvals or may impose additional requirements that limit the promotion, advertising, distribution, or sales of setmelanotide;
●	the EC may grant only conditional approval marketing authorization or based on the EMA’s opinion impose specific obligations as a condition for marketing authorization, or may require us to conduct post authorization safety studies as a condition of grant of marketing authorization;
●	the FDA or other equivalent competent foreign regulatory agencies may deem our manufacturing processes or our facilities or the facilities of our CMOs inadequate to preserve the identity, strength, quality, purity, or potency of our product; or
●	the FDA or the equivalent competent authorities in foreign jurisdictions may change its approval policies or adopt new regulations and guidance.

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

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the EC during the first half of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025), may have a significant impact on the pharmaceutical industry in the long term.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our failure to obtain marketing approval in foreign jurisdictions would prevent setmelanotide from being marketed abroad, and any current or future approvals we have been or may be granted for setmelanotide in the United States would not assure approval of setmelanotide in foreign jurisdictions.

In order to market and sell setmelanotide and any other product candidate that we may develop in the EU and many other jurisdictions, we or our third party collaborators must obtain separate marketing authorizations and comply with numerous and varying regulatory requirements. The marketing authorization procedure varies among countries and can involve additional testing. The time required to obtain marketing authorization may differ substantially from that required to obtain FDA approval. The marketing authorization process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain marketing authorization from competent authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions, and grant of marketing authorization by one competent authority outside the United States does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing authorizations and may not receive necessary marketing authorization to commercialize setmelanotide in any market. Additionally, the UK’s withdrawal from the EU, commonly referred to as Brexit, has resulted in the relocation of the EMA from the UK to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the MHRA, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of setmelanotide, or any other product candidates in the EU and/or the UK. Although we have obtained FDA approval and marketing authorization from the EC and the MHRA for setmelanotide, any delay in obtaining, or an inability to obtain, any marketing authorization, for any of our other product candidates, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek marketing authorization in the UK and/or EU for any of our other product candidates, which could significantly and materially harm our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024.

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

The ACA made significant changes to the MDRP, as described under the risk factor “Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations,” above. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ MDRP rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ MDRP rebate liability is capped at 100% of the AMP for a covered outpatient drug. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the MDRP. Additional legislation or the issuance of regulations relating to the MDRP could have a material adverse effect on our results of operations.

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

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration, or HRSA, and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs,” such as IMCIVREE, from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA or other legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results.

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

In the United States, numerous federal and state laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and regulations implemented thereunder, collectively HIPAA, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of current and future collaborators. We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA.  It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In addition, some of our research activities involve minors, which may be subject to additional laws and can require specialized consent processes, privacy protections, and compliance procedures. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the collection and use of personal data, including health and genetic data, is governed by the provisions of the GDPR. The GDPR became effective on May 25, 2018, and imposes strict requirements for the processing of the personal data of individuals within the European Economic Area, or EEA, or in the context of our activities in the EEA, including health data from clinical trials and AE reporting. In particular, these requirements include certain obligations concerning the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA, security breach notifications, and security and confidentiality of the personal data, and violations of these requirements could result in substantial fines, up to the greater of 20 million Euros or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices for a compulsory audit. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Data protection authorities from the different EU and EEA member states may also interpret the GDPR and national laws differently and impose additional requirements, which adds to the complexity of processing personal data in the EU and the EEA.

Additionally, from January 1, 2021, we have had to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law following Brexit. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.

Among other requirements, the GDPR and UK GDPR also regulate transfers of personal data subject to the GDPR or UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme and imposed further restrictions on the use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Our failure to comply with our obligations under the GDPR or UK GDPR, including any failure to adopt measures to ensure that we can continue to conduct the data processing activities that we initiated in the EU before the GDPR entered into application, the UK GDPR, and other countries’ privacy or data security-related laws could adversely impact our ability to use the data generated in our studies. And any actual or perceived failure to comply with these data protection laws or adequately address privacy and security concerns could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

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

The results of the United Kingdom’s departure from the EU may have a negative effect on global economic conditions, financial markets and our business.

Following a national referendum and enactment of legislation by the government of the UK, the UK formally withdrew from the EU on January 31, 2020.

Since the end of the Brexit transition period on January 1, 2021, the UK has operated under a separate regulatory regime to the EU. EU laws regarding medicinal products only apply in respect of the UK to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. The EU laws that have been transposed into United Kingdom law through secondary legislation remain applicable. While the UK has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the UK will align closely with EU law, there remain limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement includes specific provisions concerning medicinal products, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. For example, despite the UK carrying out a public consultation on future changes to the clinical trials legislation, which ended on March 14, 2022, it is still not clear the extent to which the UK will adopt legislation aligned with, or similar to, the EU CTR which became applicable in the EU on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the UK and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Brexit also materially impacted the regulatory regime with respect to the approval of our product candidates. Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). As of January 1, 2021, all existing centralized marketing authorizations were automatically converted into UK marketing authorizations effective in Great Britain and issued with a UK marketing authorization number on January 1, 2021 (unless marketing authorization holders opted out of this scheme). A separate marketing authorization is now required to market drugs in Great Britain. It is currently unclear whether the regulator in the UK, the MHRA is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in Great Britain and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in Great Britain for our product candidates, which could significantly and materially harm our business. The UK’s withdrawal from the EU and the associated uncertainty has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to the Acquisition of Xinvento B.V.

We may fail to realize the anticipated benefits of our acquisition of Xinvento B.V., those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.

In February 2023, in order to expand our pipeline and build on our focus on rare endocrinology diseases, we acquired Xinvento B.V., a Netherlands-based biotech company focused on developing therapies for congenital hyperinsulinism (CHI). We expect that the integration process will be complex, costly and time-consuming. As a result, we are devoting, and will continue to be required to devote, significant management attention and resources to integrating Xinvento B.V. into our business. The integration process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The Xinvento B.V. intellectual property may not have the scientific value and commercial potential which we envision. We may not be able to integrate the two businesses successfully, and we could assume unknown or contingent liabilities. It is possible that the integration process could result in the diversion of our management’s attention, the disruption or interruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with third parties or the ability to achieve the anticipated benefits of the acquisition of Xinvento B.V., or could otherwise adversely affect our business and financial results.

We do not anticipate generating revenue from any Xinvento B.V. therapeutic candidate or technology sales for many years.

We do not expect to derive revenue from the sale of any Xinvento B.V. therapeutic candidate or technology for many years and there can be no assurance that regulatory approvals will be received or if received that they will be received when anticipated.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite the implementation of security measures, our information technology systems and those of our third-party CROs, CMOs and other contractors and consultants are vulnerable to attack, damage, or interruption by hacking, cyberattacks, computer viruses and malware (e.g. ransomware), malicious code, phishing attacks and other social engineering schemes, unauthorized access, natural disasters, terrorism, telecommunication and electrical failures, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Any such attack, incident or breach could compromise our information technology systems and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen. Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

We and certain of our service providers have been and from time to time will continue to be subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for setmelanotide or other product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of setmelanotide and our product candidates could be delayed.  It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our product and services. [We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.]

Risks Related to Our Common Stock

Our directors and executive officers and their affiliated entities own a significant percentage of our stock and, if they choose to act together, will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 10.8% of our outstanding voting stock as of December 31, 2022.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Under the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year, and can use such NOLs to offset future taxable income, if any, until such losses are used or, for NOLs arising in taxable years ending on or before December 31, 2017, until such NOLs expire. Other unused tax attributes, such as research tax credits may also be carried forward to offset future taxable income, if any, until such attributes are used or expire. As of December 31, 2022, we had approximately $494.5 million and $484.6 million of unused federal and state NOL carryforwards, respectively, and approximately $11.6 million and $3.6 million of unused federal and state carryforwards of research tax credits, respectively. Of the federal NOL carryforwards at December 31, 2022, $421.3 million can be carried forward indefinitely, while $73.2 million will begin to expire in 2033.  Additionally, as of December 31, 2022, we had federal orphan drug credits related to qualifying research of $19.3 million.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of December 31, 2022, we had 56,612,429 shares of common stock outstanding.

The holders of an aggregate of approximately 5.0 million shares of our common stock, or approximately 9.0% of our total outstanding common stock as of December 31, 2022, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act, the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates and those subject to lock-up agreements, if applicable.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, including weakened demand for setmelanotide and our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Increased inflation rates and related increases in interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We have incurred and will continue to incur substantial costs as a result of operating as a public company, our management will continue to devote substantial time to new compliance initiatives and corporation governance policies, and we will need to hire additional qualified accounting and financial personnel with appropriate public company experience.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives and we will need to continue to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from product development efforts. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly.

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

In addition, once we no longer qualify as a non-accelerated filer or, if before such date, we opt to no longer take advantage of the applicable exemption, we will again be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Holders of Common Stock

As of February 22, 2023, there were 24 holders of record of our common stock.  This number does not reflect beneficial owners whose shares are held in street name.

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

The following graph shows the total stockholder return of an investment of $100 in cash at market close on December 31, 2017 through December 31, 2022 for (1) our common stock, (2) the Nasdaq Composite Index (U.S.) and (3) the Nasdaq Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

In this Item 7, we discuss the results of operations for the years ended December 31, 2022 and 2021 and comparisons of the year ended December 31, 2022 to the year ended December 31, 2021. Discussion and analysis of our 2020 fiscal year specifically, as well as the year-over-year comparison of our 2021 financial performance to 2020, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare diseases. We are focused on advancing our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare melanocortin-4 receptor (MC4R) pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing IMCIVREE® (setmelanotide) for a subset of individuals who have hyperphagia, a pathological hunger, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain ultra-rare diseases that is approved or authorized in the United States, European Union (EU) and Great Britain. IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS); or (ii) Bardet-Biedl syndrome (BBS). The European Commission (EC) and Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. In addition to the United States, we have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in eight countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

In addition to initial commercial efforts, we are advancing what we believe is the most comprehensive clinical research program ever initiated in MC4R pathway diseases, with multiple ongoing and planned Phase 2 and Phase 3 clinical trials evaluating setmelanotide. We are developing IMCIVREE to address additional patients with acquired hypothalamic obesity and additional MC4R pathway diseases caused by genetic variants in an effort to expand the approved indications and to bring this potential therapy to approximately 53,000 estimated patients in the United States and a similarly-sized patient population in Europe. Following a Phase 2 trial in which 16 of 18 patients with hypothalamic obesity achieved the primary endpoint with a body mass index (BMI) decrease greater than 5 percent on setmelanotide therapy, and in which we observed a 14.5 mean percent reduction in BMI across all patients, we initiated a Phase 3 trial in early 2023. The ongoing pivotal Phase 3 EMANATE trial and Phase 2 DAYBREAK trial are designed to evaluate setmelanotide in several distinct, genetically defined MC4R pathway diseases. We also are conducting a Phase 3 pediatrics trial evaluating daily setmelanotide in patients between the ages of 2 and 6 and a Phase 3 switch trial evaluating a weekly formulation of setmelanotide.

We are leveraging what we believe is the largest known DNA database focused on obesity - with approximately 60,000 sequencing samples as of December 31, 2022 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Our sequencing-based epidemiology estimates show that each of these genetically-defined MC4R pathway deficiencies number in the rare or ultra-rare category, according to established definitions of rare disease patient populations. Our epidemiology estimates are approximately 4,600 to 7,500 for U.S. patients in initial indications, including obesity due to biallelic POMC, PCSK1 or LEPR deficiencies, and BBS. Epidemiology estimates based on our analysis of the literature for patients with hypothalamic obesity is between 5,000 and 10,000 in the United States, and our epidemiology estimates for the indications being studied in our Phase 3 EMANATE trial suggest that approximately 53,000 U.S. patients with one of these genetically driven obesities have the potential to respond to setmelanotide. These patients face similar challenges as other patients with rare diseases, namely lack of awareness, resources, tests, tools and especially therapeutic options.

We are working to expand access to IMCIVREE globally. Our disease awareness and patient finding efforts are aligned with a singular focus on building a community of caregivers and health care providers focused on transforming the treatment of these diseases. We have multiple teams in the field in the United States and Europe engaging with physicians who treat patients with severe obesity. We continue to bring together health care providers, patients and families with educational and awareness events. Our sequencing efforts, now primarily focused on our Uncovering Rare Obesity™ (URO) sponsored genetic testing program, fuel MC4R pathway research, disease education and awareness and patient finding.

On February 27, 2023, we completed the acquisition of Xinvento B.V. (Xinvento), a Netherlands-based biotech company focused on developing therapies for congenital hyperinsulinism (CHI). At closing, Rhythm BV, pursuant to a Share Purchase Agreement, or the Purchase Agreement, with Xinvento, acquired all of the issued and outstanding shares of Xinvento for aggregate consideration of $5 million, as adjusted pursuant to the terms of the Purchase Agreement and subject to the distribution and payment terms set forth therein. In addition, the Purchase Agreement provides for the payment of additional consideration totaling up to $206.0 million upon achievement of certain development, regulatory and commercial milestones by Xinvento. CHI is a rare genetic disease in which cells secrete excess insulin, causing hypoglycemia, which can result in serious health outcomes including seizures, coma, permanent brain damage and death. We plan to expand our pipeline into CHI, a rare disease that is well aligned with our corporate strategy and our focus on rare endocrinology indications. We aim to develop treatment options for these individuals and expect to initiate clinical development of a new therapeutic candidate in 2024. For more information about the acquisition of Xinvento, see Part II, Item 9B. “Other Information.”

On September 19, 2022, the Company completed a public offering of 4,800,000 shares of common stock at a price to the public of $26.00 per share. The Company received $116.9 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its common stock at the price to the public, less underwriting discounts and commissions. On October 18, 2022, the Company completed the sale of an additional 580,000 shares of common stock at a price to the public of $26.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares, for aggregate net proceeds of approximately $14.2 million, after deducting underwriting discounts, commissions and offering expenses.

On June 16, 2022, we announced a non-dilutive revenue interest financing agreement, or RIFA, with HealthCare Royalty Partners, LLC, or HealthCare Royalty, for a total investment amount of up to $100 million. In exchange for the total investment amount to be received by Rhythm, HealthCare Royalty will receive a tiered royalty based on global net product sales generated by IMCIVREE. For additional information, see Note 10, “Long-term Obligations” to the consolidated financial statements included elsewhere in this Annual Report.

          Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated sufficient cash flow from product sales and have financed our operations primarily through the proceeds received from the sales of common and preferred stock, royalty interest financing, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock.  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through October 2022, we have raised aggregate net proceeds of approximately $742.5 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We also received $100.0 million from the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. in February 2021.  In June 2022, we entered into the RIFA with entities managed by HealthCare Royalty Partners and received cumulative proceeds of $73.2 million, net of certain transaction costs at closing.  Additionally there is $25.0 million of additional proceeds available to us under our RIFA if certain sales based milestone is achieved during 2023. In December 2021, we entered into an Exclusive License Agreement with RareStone Group Ltd., or RareStone, and received $7.0 million from the execution of that agreement.

We have built a US marketing and commercialization infrastructure to support our U.S. launch of IMCIVREE, and are building a comparable infrastructure in Canada and certain European countries as we achieve approval and reimbursement authorization.  IMCIVREE became commercially available to patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency in the U.S. in the first quarter of 2021.  We launched IMCIVREE for patients 6 years of age and older with obesity due to BBS during June 2022. Following marketing authorizations in the EU and Great Britain, we are pursuing a country-by-country strategy to establish market access and reimbursement for IMCIVREE in several countries. During March 2022, we treated the first patients with IMCIVREE in France under the paid early access program and we treated the first patients with IMCIVREE in Germany during June 2022.  Additionally, we have treated our initial patients in the United Kingdom, Italy, The Netherlands and Turkey during the fourth quarter of 2022. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We intend to build our own marketing and commercial sales infrastructure and we may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of December 31, 2022 we had an accumulated deficit of $710.1 million. Our net losses were $181.1 million and $69.6 million, for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of December 31, 2022, our cash and cash equivalents and short-term investments were approximately $333.3 million.  We expect that our cash and cash equivalents and short-term investments as of December 31, 2022, will enable us to fund our operating expenses into 2025.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Impact of COVID-19

We are monitoring the continued impact of COVID-19 on our employees, business, preclinical studies and clinical trials. Based on current information we do not currently anticipate any disruption in the clinical supply of setmelanotide. Our CMOs have indicated that they have appropriate plans and procedures in place to ensure uninterrupted future supply of clinical and commercial-grade setmelanotide, subject to potential limitations on their operations due to COVID-19.  As a result, we do not currently expect that the COVID-19 pandemic will have a material impact on our business, results of operations and financial condition. In 2020, we experienced interruption of key clinical trial activities, such as patient attendance and clinical trial site monitoring, in our Phase 3 clinical trial evaluating setmelanotide for the treatment of insatiable hunger and severe obesity in individuals with BBS or Alström syndrome. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of variants, evolving travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.  See “Risk Factors—The COVID-19 pandemic has and may continue to adversely impact our business, including our preclinical studies, clinical trials and our commercialization prospects.” in Part I, Item 1A of this Annual Report.

Financial Operations Overview

Revenue

To date, we have generated less than $25.0 million of revenue from product sales. Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021. We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France in March 2022 under the paid early access program. IMCIVREE was approval by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively. Following these approvals for BBS, we expect our sales of IMCIVREE will continue to grow as we identify and treat more patients with this disease and obtain reimbursement throughout the international markets in which we operate.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the year ended December 31, 2022 were insignificant.  We expect cost of sales to increase in 2023 as we have begun to sell inventory produced after we began capitalizing manufacturing costs for IMCIVREE commercial inventory. We continue to evaluate the impact of this previously expensed inventory on the future cost of product sales, however we do not expect there to be a significant impact based on the cost structure of the product.

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

The following table summarizes our current research and development expenses:

	December 31,
Research and development summary	2022	2021
Research and development expense	$108,630	$104,128

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

Selling, general and administrative expenses

Selling expenses consist of professional fees related to preparation for the commercialization of setmelanotide as well as salaries and related benefits for commercial employees, including stock-based compensation.  As we further implement and execute our commercialization plans to market setmelanotide in new territories and as we explore new collaborations to develop and commercialize setmelanotide, we anticipate that these expenses will materially increase.

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, relating to our full-time employees not involved in R&D or commercial activities. Other significant costs include rent, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

The following table summarizes our current selling, general and administrative expenses.

	December 31,
Selling, general and administrative summary	2022	2021
Selling, general and administrative expense	$92,032	$68,486

We anticipate that our selling, general and administrative expenses will increase in the future to support continued and expanding commercialization efforts for IMCIVREE in the United States and the European Union as well as increased costs of operating as a global commercial stage biopharmaceutical public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, compliance with local rules and regulations in the United States and foreign jurisdictions, exchange listing and SEC expenses, insurance and investor relations costs, among other expenses.

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

Stock-based compensation

We maintain the Rhythm Pharmaceuticals, Inc. 2017 Equity Incentive Plan, (the “2017 Plan”) which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants to employees, consultants, advisors and directors, as determined by the board of directors. As of December 31, 2022, we had reserved 10,149,772 shares of common stock under the 2017 Plan. Shares of common stock issued pursuant to awards are generally issued from authorized but unissued shares. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock, and not less than 110% for participants who own more than 10% of the voting power. Awards granted under the 2017 Plan will vest over periods as determined by our Compensation Committee and approved by our board of directors.

On February 9, 2022, our board of directors adopted the Rhythm Pharmaceuticals, Inc. 2022 Employment Inducement Plan (the “2022 Inducement Plan”), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”).  The 2022 Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants. In accordance with Rule 5635(c)(4), awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of our board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 1,000,000 shares of our common stock have been reserved for issuance under the 2022 Inducement Plan.

The exercise price of stock options granted under the 2022 Inducement Plan will not be less than the fair market value of a share of our common stock on the grant date. Other terms of awards, including vesting requirements, are determined by our board of directors and are subject to the provisions of the 2022 Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the 2022 Inducement Plan expire no more than 10 years from the date of grant. As of December 31, 2022, there were 336,780 stock option awards outstanding, 173,135 restricted stock unit awards outstanding and 490,085 shares of common stock available for future grant under the 2022 Inducement Plan.

We estimate the fair value of our stock option awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we previously based our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. For these analyses, we selected companies with comparable characteristics to ours including enterprise value, risk profiles and with historical share price information sufficient to meet the expected life of the stock-based awards. We computed the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. During 2020, we began to estimate volatility by using a blend of our stock price history for the length of time we have market data for our stock and the historical volatility of similar public companies for the expected term of each grant.  We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

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

Income taxes

We account for uncertain tax positions in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 740, Accounting for Income Taxes, or ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2022, we did not have any uncertain tax positions.

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

As of December 31, 2022, we had net operating loss carryforwards to reduce federal and state incomes taxes of approximately $494.5 million and $484.6 million, respectively. If not utilized, these carryforwards begin to expire in 2033. Of the federal net operating loss carryforwards at December 31, 2022, $421.3 million can be carried forward indefinitely.  At December 31, 2022, we also had available research and development tax credits for federal and state income tax purposes of approximately $11.6 million and $3.6 million, respectively.  Additionally, as of December 31, 2022, we had federal orphan drug credits related to qualifying research of $19.3 million.  These tax credit carryforwards begin to expire in 2033 for federal purposes and 2028 for state purposes.

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

Results of Operations

Comparison of years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,		Change
	2022	2021	$	%

	(in thousands)
Statement of Operations Data:
Revenues:
Product revenue, net	$16,884	$3,154	$13,730	435%
License revenue	6,754	—	6,754	NM
Total revenues	23,638	3,154	20,484	649%
Costs and expenses:
Cost of sales	2,133	599	1,534	256%
Research and development	108,630	104,128	4,502	4%
Selling, general, and administrative	92,032	68,486	23,546	34%
Total costs and expenses	202,795	173,213	29,582	17%
Loss from operations	(179,157)	(170,059)	(9,098)	5%
Other (expense) income, net	(1,962)	100,447	(102,409)	(102)%
Net loss	$(181,119)	$(69,612)	$(111,507)	160%

NM=Not meaningful

Product revenue, net increased by $13.7 million to $16.9 million in 2022 from $3.2 million in 2021 an increase of 435%. We recorded our first sales of IMCIVREE in March 2021 and the year ended December 31, 2021 represented our first year of sales subsequent to the approval of IMCIVREE in November 2020. We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States during June 2022 and by the EC in September 2022. For the years ended December 31, 2022 and 2021, 85% and 100%, respectively, of our product revenue was generated in the United States.

License revenue.  License revenue was $6.8 million in 2022 and was entirely related to the RareStone license agreement.  We entered into a license agreement with RareStone in December 2021 and completed our activities required to transfer the license to RareStone during the second quarter of 2022, which resulted in the recognition of the license revenue.

Cost of sales. Cost of sales increased by $1.5 million to $2.1 million in 2022 from $0.6 million in 2021, an increase of 256%.  Most of the IMCIVREE manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the product cost component related for IMCIVREE included in our cost of sales for the year ended December 31, 2022 was insignificant and cost of sales primarily reflects a royalty due to Ipsen Pharma S.A.S., or Ipsen, on our net product sales and the amortization of our capitalized sales based milestone payment made to Ipsen, upon our first commercial sale in the U.S.and EU.  Specifically, the $1.5 million increase in cost of sales for the year ended December 31, 2022 was due to $0.7 million of additional royalties due to our growth in sales, $0.5 million attributed to product cost primarily associated with higher sales volume and product distributed four our patient assistance program, and $0.3 million of additional amortization.  We expect cost of sales to increase overtime as we sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.

Research and development expense. Research and development expense increased by $4.5 million to $108.6 million in 2022 from $104.1 million in 2021, an increase of 4%. The increase was primarily due to the following:

●	an increase of $2.9 million due to increased purchases of clinical supply material;

●	an increase of $2.8 million in gene sequencing costs to support our expanded clinical programs;
●	an increase of $2.4 million in our clinical trial costs associated with new and planned clinical trials, including our Phase 2 DAYBREAK and Phase 3 EMANATE trials, Phase 3 pediatrics trial, Phase 2 hypothalamic obesity study, Phase 3 hypothalamic obesity study and increased enrollment in our long-term extension and switch trial. These increases were partially offset by reduced activity due to the completion and winding down of our Phase 3 POMC and LEPR trials, QTc trial, BBS trial, Phase 2 Basket trial and our renal study. These increases were further offset by a $2.3 million refund due to us upon the close out and reconciliation of the GO-ID study, all of which resulted in an insignificant change in our clinical trial expense;
●	an increase of $2.1 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs;
●	an increase of $1.0 million in development milestones earned by Camurus AB, or Camurus, related to development milestone achieved related to our weekly formulation; and
● an increase of $0.9 million related to IP and patent related filing activities.

The above increases were partially offset by:

●	a decrease of $4.0 million in costs associated with medical affairs; and
●	a decrease of $0.9 million in costs associated with next generation research and development activities.

Selling, general and administrative expense. Selling, general and administrative expense increased by $23.5 million to $92.0 million in 2022 from $68.5 million in 2021, an increase of 34%. The increase was primarily due to the following:

●	an increase of $9.6 million due to increased compensation and benefits related costs associated with additional headcount to support our expanding business operations as well as to establish commercial operations in the United States and internationally;
●	an increase of $8.6 million related to increased costs associated with commercial operations, sales and marketing activities for IMCIVREE in connection with preparing for the U.S. approval for BBS obtained in June 2022 and EC approval in September 2022;
●	an increase of $5.0 million due to increased costs associated with information technology, international office space, sponsorships and general corporate travel related expenses for our expanding workforce.

Other (expense) income, net.  Other (expense) income, net decreased by $102.4 million to ($2.0) million in 2022, a decrease of 102%. The decrease was primarily due to the sale of our PRV in February 2021. The sale of our PRV in the prior year was a non-recurring transaction, which resulted in $100.0 million of other income during the prior year. Other (expense) income, net consists of $5.2 million of interest expense related to our RIFA (including amortization of debt discount and deferred financing fees) and a $1.0 million other than temporary impairment of our RareStone equity, partially offset by $4.0 million of interest income and $0.3 million of other income resulting from the remeasurement of our embedded derivative related to our RIFA.

Net loss. Net loss increased by $111.5 million to $181.1 million in 2022, from net loss of $69.6 million in 2021. The increase in net loss was primarily a result of the non-recurring nature of our PRV sale in 2021, which resulted in $100.0 million of other income during the prior year , as well as higher costs as discussed above partially offset by product and license revenue in the current year as noted above.

Liquidity and Capital Resources

As of December 31, 2022, our cash and cash equivalents and short-term investments were approximately $333.3 million.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(173,428)	$(146,003)
Investing activities	28,029	(62,159)
Financing activities	213,828	166,481
Net increase (decrease) in cash, cash equivalents and restricted cash	$68,429	(41,681)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $173.4 million for the year ended December 31, 2022, and consisted primarily of a net loss of $153.7 million adjusted for non-cash items, which consisted of stock-based compensation, depreciation and amortization, non-cash rent expense, the change in the fair value of our embedded derrivative liability, and the impairment of RareStone equity. The change in operating assets and liabilities reflected a total use of cash of approximately $19.7 million primarily driven by a decrease of  $14.7 million in accounts receivable, inventory, prepaid expenses, other current and other long term assets coupled with a decrease in accounts payable, accrued expenses, and deferred revenue of $5.1 million due to the timing of payments.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $28.0 million for the year ended December 31, 2022 which relates to the proceeds from short-term investments of $32.2 million, partially offset by $0.3 million related to the purchase of property plant and equipment and $4.0 million for the acquisition of an intangible asset.

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

Net cash provided by financing activities

Net cash provided by financing activities was $213.8 million for the year ended December 31, 2022, which represents the net proceeds of $131.1 million from our common stock offering in September 2022, $72.3 million of aggregate proceeds, net of issuance costs from the RIFA, and $10.4 million of cash proceeds from the exercise of stock options and the issuance of common stock from our 2017 Employee Stock Purchase Plan, or the ESPP.

Net cash provided by financing activities was $166.5 million for the year ended December 31, 2021, which represents the net proceeds of $161.7 million from our common stock offering in February 2022 and $4.8 million of cash proceeds from the exercise of stock options and the issuance of common stock from our 2017 Employee Stock Purchase Plan, or the ESPP.

Revenue Interest Financing Agreement

On June 16, 2022, we entered into the RIFA, with HealthCare Royalty, for a total investment amount of up to $100 million. In exchange for the total investment amount to be received by Rhythm, HealthCare Royalty will receive a tiered royalty based on global net product sales generated by IMCIVREE. For additional information, see Note 10, “Long-term Obligations” to the consolidated financial statements included elsewhere in this Annual Report.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of and seek marketing approval for setmelanotide for future indications, and build out our global organization. In addition, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We also expect to incur additional costs associated with operating as a public company. As a result of the acquisition of Xinvento, we expect to devote substantial financial resources to the research and development and potential commercialization of a therapeutic product candidate for CHI.

We expect that our $333.3 million of cash and cash equivalents and short-term investments as of December 31, 2022, will enable us to fund our operating expenses into 2025. We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the costs to commercialize setmelanotide, by building an internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the scope, progress, results and costs of clinical trials for our setmelanotide program;
●	the costs, timing and outcome of regulatory review of our setmelanotide program;
●	the costs related to the acquisition, integration, research and development and commercialization efforts related to the acquisition of Xinvento B.V. and any related therapeutic product candidates;
●	the obligations owed to Ipsen, Camurus and Takeda Pharmaceutical Company Limited, or Takeda, pursuant to our license agreements;
●	the extent to which we acquire or in-license other product candidates and technologies;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company and losing our emerging growth company status.

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

Further, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. All of these factors could impact our liquidity and future funding requirements, including but not limited to our ability to raise additional capital when needed on acceptable terms, if at all. The duration of this economic slowdown is uncertain and the impact on our business is difficult to predict. See “Risk Factors— Unfavorable global political or economic conditions could adversely affect our business, financial condition or results of operations.”

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

Milestone and royalty payments associated with our license agreements with Ipsen, Camurus and Takeda, have not been included as contractual obligations as we cannot reasonably estimate if or when they will occur. Under the terms of the Ipsen license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Ipsen may receive aggregate payments of up to $40.0 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales and at December 31, 2022 there were $27.0 million of remaining milestones that may be achieved and due to Ipsen at a future date. During 2022, we paid Ipsen a $4.0 million milestone upon our first commercial sale of IMCIVREE in Europe.  We do not expect to make additional milestone payments to Ipsen during 2023.  In the event that we enter into a sublicense agreement, we will make payments to Ipsen, depending on the date of the sublicense agreement, ranging from 10% to 20% of all revenues actually received under the sublicense agreement.

Under the terms of the Camurus license agreement, assuming that the weekly formulation of setmelanotide is successfully developed, receives regulatory approval and is commercialized, Camurus may receive aggregate payments of up to $64.75 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales and at December 31, 2022 there were $62.5 million of remaining milestones that may be achieved and due to Camurus at a future date. We paid Camurus a $1.0 million milestone in 2022 upon the achievement of a development milestone.  We do not expect to make any milestone payments to Camurus during 2023. The majority of the aggregate payments under the Camurus license agreement are for milestones that may be achieved no earlier than first commercial sale of this weekly formulation of setmelanotide.

Under the terms of the Takeda license agreement, assuming that RM-853, is successfully developed, receives regulatory approval and is commercialized, Takeda may receive aggregate payments of up to $140.0 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales. The majority of the aggregate payments under the Takeda license agreement are for milestones that may be achieved no earlier than first commercial sale of the RM-853. We have notified Takeda that we have halted development activities related to RM-853. We do not expect to make milestone payments to Takeda during 2023 or for the foreseeable future.

Based on  our  current  development  plans as of December 31, 2022,  we do not expect to make payments to third parties, during  the  next  12  months  from  the  filing  of  this  Annual  Report. Milestones generally become  due  and  payable  upon achievement of such milestones or sales.  When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in our financial statements and are excluded from the table below.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm in reliance on the exemption from such requirement available to non-accelerated filers.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Click or tap here to enter text.

Item 9B.	Other Information

On February 27, 2023, the Company, through its wholly-owned Dutch subsidiary, Rhythm Pharmaceuticals Netherlands B.V., a Dutch private limited liability company (“Rhythm BV”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Xinvento B.V., a Dutch private limited liability company based in the Netherlands

(“Xinvento”), and the other parties named therein, pursuant to which, and concurrently with the execution thereof, Rhythm BV acquired all of the issued and outstanding shares of Xinvento for aggregate consideration at closing of $5 million, as adjusted pursuant to the terms of the Purchase Agreement and subject to the distribution and payment terms set forth therein (the “Closing Purchase Price”).

In addition to the Closing Purchase Price, the Purchase Agreement provides for the payment of additional consideration totaling up to $206.0 million upon achievement of certain development, regulatory and commercial milestones by Xinvento, as follows: (i) up to an aggregate of $6.0 million in clinical development milestones; (ii) up to an aggregate of $125.0 million in regulatory approval and commercial milestones; and (iii) up to an aggregate of $75.0 million in sales milestones in the event a second molecule is selected, developed and approved.

The Purchase Agreement contains customary representations, warranties and covenants, including covenants by Sellers (as defined in the Purchase Agreement) to indemnify Rhythm BV and certain related parties for breaches of certain representations, warranties and covenants in the Purchase Agreement, subject to customary exclusions and caps. The representations and warranties contained in the Purchase Agreement have been made for the benefit of the other parties thereto and should not be relied upon by any other person. Such representations and warranties (i) have been qualified by schedules and exhibits, (ii) are subject to materiality standards that may differ from what may be viewed as material by investors, (iii) are made as of specified dates, and (iv) may have been used for the purpose of allocating risk among the parties rather than establishing matters of fact. Accordingly, the representations and warranties should not be relied upon as characterizations of the actual state of facts.

The foregoing description of the Purchase Agreement is not complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is filed herewith as Exhibit 2.2 and incorporated by reference herein.

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

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, regarding our common stock that may be issued under (1) the 2017 Plan; (2) our 2017 Employee Stock Purchase Plan, (the 2017 ESPP); and (3) the 2022 Inducement Plan.

	Number of Securities		Weighted-Average	Number of Securities
	to be Issued Upon Exercise		Exercise Price	Available for Future
	of Outstanding Options,		of Outstanding Options,	Issuance Under Equity
Plan Category:	Warrants and Rights		Warrants and Rights (6)	Compensation Plans
Equity compensation plans approved by stockholders
2017 Plan (1)	7,443,592	(4)	$17.81	2,726,180
2017 ESPP (2)	—		—	1,372,845
Equity compensation plans not approved by stockholders	—		—	—
2022 Inducement Plan (3)	509,915	(5)	19.33	490,085
Total	7,953,507		$17.89	4,589,110

(1) The 2017 Plan provides for an annual increase on each January 1 commencing in 2018 and ending in 2027, by an amount equal to 4% of the number of shares of common stock outstanding as of the end of the immediately preceding fiscal year, provided that the Board may provide for no increase or that the increase will be a lesser number of shares.

(2) The 2017 ESPP provides for an annual increase on each January 1 commencing in 2018 and ending in 2027, by an amount equal to the lesser of (i) 1% of the number of shares of common stock outstanding as of the end of the immediately preceding fiscal year or (ii) 682,102, provided that the Board may provide for no increase or that the increase will be a lesser number of shares.

(3) The 2022 Inducement Plan adopted on February 9, 2022. Awards issued under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 1,000,000 shares of the Company’s common stock were reserved for issuance under the 2022 Inducement Plan. The material terms of the 2022 Inducement Plan are described in Note 8 to the consolidated financial statements included herein.

(4) Includes 6,037,764 outstanding options to purchase shares of common stock, 601,031 outstanding restricted stock units and 804,797 outstanding performance share units.

(5) Includes 336,780 outstanding options to purchase shares of common stock and 173,135 outstanding restricted stock units.

(6) Restricted stock units have no exercise price and are not taken into account when calculating weighted average exercise price.

Other

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

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

3. List of Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
2.1	Asset Purchase Agreement, dated January 5, 2021, between the Registrant and Alexion Pharmaceuticals, Inc.	8-K	1/5/2021	2.1
2.2*	Share Purchase Agreement, by and between Rhythm Pharmaceuticals Netherlands B.V. and Xinvento B.V., dated February 27, 2023.
3.1	Amended and Restated Certificate of Incorporation.	10-Q	5/4/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/11/2020	3.1
4.1	Form of Common Stock Certificate.	S-1/A	9/25/2017	4.1
4.2	Form of Indenture to be entered into between the Registrant and a trustee acceptable to the registrant.	S-3	11/2/2021	4.3
4.3*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1†	Form of Indemnification Agreement.	S-1/A	9/25/2017	10.1
10.2†	2015 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	S-1/A	9/25/2017	10.21
10.3.1†	2017 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	10-Q	11/14/2017	10.2
10.3.2†	2017 Equity Incentive Plan Restricted Stock Unit Award Agreement	10-K	3/2/2020	10.18
10.4.1†	2017 Employee Stock Purchase Plan	10-Q	11/14/2017	10.10
10.4.2†	First Amendment to the 2017 Employee Stock Purchase Plan	S-1	6/18/2018	10.17
10.5.1†	2022 Employment Inducement Plan and Form of Option Agreement	10-K	3/1/2022	10.5.1
10.5.2†	2022 Employment Inducement Plan Form of Restricted Stock Unit Agreement	10-K	3/1/2022	10.5.2
10.6†*	Summary of Non-Employee Director Compensation Policy
10.7‡	License Agreement, dated March 21, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Ipsen Pharma S.A.S.	S-1	9/5/2017	10.6
10.8‡	License Agreement, dated January 4, 2016, by and between the Registrant and Camurus AB.	S-1	9/5/2017	10.8
10.9‡	License Agreement, dated March 30, 2018, by and between the Registrant and Takeda Pharmaceutical Company Limited.	10-Q	5/14/2018	10.1
10.10‡‡	License Agreement, dated December 3, 2021, by and between the Registrant and RareStone Group Ltd.	10-K	3/1/2022	10.10
10.11.1‡	Development and Manufacturing Services Agreement, dated July 17, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Peptisyntha Inc. (n/k/a Corden Pharma International).	S-1	9/5/2017	10.7
10.12.2‡	First Amendment to Development and Manufacturing Services Agreement, dated February 20, 2020, by and between the Registrant and Corden Pharma Brussels S.A.	10-Q	5/4/2020	10.3

10.13.3‡	Second Amendment to Development and Manufacturing Services Agreement, dated July 15, 2020, by and between the Registrant and Corden Pharma Brussels S.A.	10-Q	8/3/2020	10.1
10.14	Development and Manufacturing Services Agreement, dated as of December 21, 2016, by and between Registrant and Recipharm Monts S.A.S.	S-1	9/5/2017	10.15
10.15.1	Lease, dated November 25, 2015, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	S-1	9/5/2017	10.11
10.16.2	First Amendment to Lease, dated April 15, 2016, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	10-K	3/8/2019	10.9
10.17.3	Second Amendment to Lease, dated August 6, 2018, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	8-K	8/9/2018	10.1
10.18†	Offer Letter, dated December 21, 2017, by and between the Registrant and Hunter Smith.	10-Q	5/4/2020	10.2
10.19†	Offer Letter, dated September 4, 2020, by and between the Registrant and Yann Mazabraud.	10-Q	11/2/2020	10.1
10.20†*	Offer Letter, dated June 23, 2020, by and between the Registrant and Joseph Shulman.

10.21†	Offer Letter, dated September 25, 2020, by and between the Registrant and Jennifer Chien.	10-K	3/1/2021	10.16
10.22†	Offer Letter, dated July 16, 2020, by and between the Registrant and David P. Meeker, M.D.	8-K	7/21/2020	10.1
10.23†	Offer Letter, dated July 9, 2021, by and between the Registrant and Pamela Cramer	10-Q	8/03/2021	10.1
10.24††	Revenue Interest Financing Agreement, dated June 16, 2022, by and between the Company and entities managed by HealthCare Royalty Management, LLC	10-Q	8/03/2022	10.1
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Name	Title	Date

/s/ David P. Meeker M.D.	Chief Executive Officer, Director, Chairman of the Board	March 1, 2023
David P. Meeker M.D.	(Principal Executive Officer)

/s/ Hunter Smith	Chief Financial Officer	March 1, 2023
Hunter Smith	(Principal Financial Officer)

/s/ William T. Roberts	Chief Accounting Officer	March 1, 2023
William T. Roberts	(Principal Accounting Officer)

/s/ Edward T. Mathers	Lead Director	March 1, 2023
Edward T. Mathers

/s/ Stuart Arbuckle	Director	March 1, 2023
Stuart Arbuckle

/s/ Camille L. Bedrosian, M.D.	Director	March 1, 2023
Camille L. Bedrosian M.D.

/s/ Jennifer L. Good	Director	March 1, 2023
Jennifer L. Good

/s/ Christophe R. Jean	Director	March 1, 2023
Christophe R. Jean

/s/ David W. J. McGirr	Director	March 1, 2023
David W. J. McGirr

/s/ Lynn A. Tetrault	Director	March 1, 2023
Lynn A. Tetrault

RHYTHM PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rhythm Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rhythm Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

The Company’s total accrued expenses and other current liabilities were $32.9 million at December 31, 2022, which included the estimated obligation for research and development expenses incurred as of December 31, 2022 but not paid as of that date. In addition, the Company’s total prepaid expenses and other current assets were $11.8 million and other long-term assets were $16.7 million at December 31, 2022, which included amounts that were paid in advance of services incurred pursuant to research and development activities. As discussed in Note 2 of the consolidated financial statements, the Company’s research and development expenses are based on the Company’s estimates of the progress of the related studies or clinical trials, including the phase or completion of events, invoices received, and contracted costs, which results in an accrual or prepayment at period end.

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

To evaluate the Company’s estimate of services incurred as of period end pursuant to its research and development activities, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions stated above that are used by management to estimate the recorded amounts. To assess the reasonableness of the significant assumptions, we obtained information regarding the nature and extent of progress of clinical trials and other activities from the Company’s research and development personnel that oversee the clinical trials and obtained information directly from third parties which indicated the third parties’ estimate of costs incurred to date. To evaluate the completeness and valuation of the accrued or prepaid research and development expenses, we compared invoices received by the Company subsequent to December 31, 2022 to the amounts recognized by the Company as of that date. We inspected the Company’s contracts with third parties and any pending change orders to assess the impact to the amounts recorded. We also independently estimated the services incurred by the respective third-party and compared it to the amount recognized by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 1, 2023

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$127,677	$59,248
Short-term investments	205,611	235,607
Accounts receivable, net	6,224	1,025
Inventory	2,917	111
Prepaid expenses and other current assets	11,807	12,396
Total current assets	354,236	308,387
Property and equipment, net	2,197	2,813
Right-of-use asset	1,182	1,522
Intangible assets, net	7,883	4,658
Restricted cash	328	328
Other long-term assets	16,655	11,815
Total assets	$382,481	$329,523
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,797	$5,737
Accrued expenses and other current liabilities	32,894	30,084
Deferred revenue	1,434	7,000
Lease liability	684	606
Total current liabilities	39,809	43,427
Long-term liabilities:
Deferred royalty obligation	75,810	—
Lease liability	1,260	1,945
Derivative liability	1,340	—
Total liabilities	118,219	45,372
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 56,612,429 and 50,283,574 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	56	50
Additional paid-in capital	974,356	813,041
Accumulated other comprehensive loss	(92)	(1)
Accumulated deficit	(710,058)	(528,939)
Total stockholders’ equity	264,262	284,151
Total liabilities and stockholders’ equity	$382,481	$329,523

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Revenues:
Product revenue, net	$16,884	$3,154	$—
License revenue	6,754	—	—
Total revenues	23,638	3,154	—
Costs and expenses:
Cost of sales	2,133	599	—
Research and development	108,630	104,128	90,450
Selling, general, and administrative	92,032	68,486	46,125
Total costs and expenses	202,795	173,213	136,575
Loss from operations	(179,157)	(170,059)	(136,575)
Other income:
Other (expense), income, net	(790)	100,000	—
Interest expense	(5,201)	—	—
Interest income	4,029	447	2,579
Total other (expense) income, net	(1,962)	100,447	2,579
Net loss	$(181,119)	$(69,612)	$(133,996)
Net loss per share, basic and diluted	(3.47)	(1.40)	(3.04)
Weighted-average common shares outstanding, basic and diluted	52,120,701	49,600,294	44,127,220

Other comprehensive loss:
Net loss	$(181,119)	$(69,612)	$(133,996)
Unrealized (loss) gain, net on marketable securities	(91)	(1)	49
Comprehensive loss	$(181,210)	$(69,613)	$(133,947)

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	43,996,753	44	606,307	—	(325,331)	281,020
Stock compensation expense	—	—	17,455	—	—	17,455
Issuance of common stock in connection with ESPP	30,052	—	522	—	—	522
Issuance of common stock in connection with exercise of stock options	209,098	—	1,478	—	—	1,478
Issuance of common stock upon completion of public offering, net of offering costs	—	—	—	—	—	—
Change in unrealized gain on marketable securities	—	—	—	49	—	49
Net loss	—	—	—	—	(133,996)	(133,996)
Balance at December 31, 2020	44,235,903	$44	$625,762	$49	$(459,327)	$166,528
Stock compensation expense	—	—	20,804	—	—	20,804
Issuance of common stock in connection with ESPP	38,051	—	621	—	—	621
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	259,620	—	4,134	—	—	4,134
Issuance of common stock upon completion of public offering, net of offering costs	5,750,000	6	161,720	—	—	161,726
Change in unrealized loss on marketable securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(69,612)	(69,612)
Balance at December 31, 2021	50,283,574	$50	$813,041	$(1)	$(528,939)	$284,151
Stock compensation expense	—	—	19,831	—	—	19,831
Issuance of common stock in connection with ESPP	92,932	—	626	—	—	626
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	855,923	1	9,751	—	—	9,752
Issuance of common stock upon completion of public offering, net of offering costs	5,380,000	5	131,107	—	—	131,112
Unrealized loss on marketable securities	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(181,119)	(181,119)
Balance at December 31, 2022	56,612,429	$56	$974,356	$(92)	$(710,058)	$264,262

The accompanying notes are an integral part of these financial statements

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2022	2021	2020

Operating activities
Net loss	$(181,119)	$(69,612)	$(133,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,831	20,804	17,455
Gain on sale of priority review voucher	—	(100,000)	—
Depreciation and amortization	1,672	1,158	690
Non-cash interest expense and amortization of debt issuance costs	5,389	—	—
Non-cash rent expense	(267)	(250)	(234)
Loss on RareStone equity investment	1,040	—	—
Change in fair value of embedded derivative liability	(250)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,199)	(1,250)
Inventory	(2,806)	(11)
Prepaid expenses and other current assets	(1,816)	(3,339)	551
Deferred revenue	(6,606)	—	—
Other long-term assets	(4,840)	(11,815)	—
Accounts payable, accrued expenses and other current liabilities	1,543	18,312	(6,446)
Net cash used in operating activities	(173,428)	(146,003)	(121,980)
Investing activities
Purchases of short-term investments	(251,937)	(524,972)	(86,869)
Maturities of short-term investments	284,247	361,247	245,614
Proceeds from sale of priority review voucher	—	100,000	—
Proceeds from out-license agreement	—	7,000	—
Payment of milestone obligation under license agreement	(4,000)	(5,000)	—
Purchases of property and equipment	(281)	(434)	(214)
Net cash provided by (used in) investing activities	28,029	(62,159)	158,531
Financing activities
Net proceeds from issuance of common stock	131,112	161,726	—
Proceeds from the exercise of stock options	9,752	4,134	1,487
Proceeds from issuance of common stock from ESPP	626	621	522
Proceeds from royalty financing agreement, net of issuance costs	72,338	—	—
Net cash provided by financing activities	213,828	166,481	2,009
Net increase (decrease) in cash, cash equivalents and restricted cash	68,429	(41,681)	38,560
Cash, cash equivalents and restricted cash at beginning of period	59,576	101,257	62,697
Cash, cash equivalents and restricted cash at end of period	$128,005	$59,576	$101,257

The accompanying notes are an integral part of these financial statements

Rhythm Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare diseases. We are focused on advancing our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare melanocortin-4 receptor (MC4R) pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing IMCIVREE® (setmelanotide) for a subset of individuals who have hyperphagia, a pathological hunger, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain ultra-rare diseases that is approved or authorized in the United States, European Union (EU) and Great Britain.

The Company is a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc. The Company has wholly owned subsidiaries in the US, Ireland, the United Kingdom, the Netherlands, France, Germany, Italy, Spain and Canada.

The Company is subject to risks and uncertainties common to late-stage companies in the biotechnology industry, including but not limited to, risks associated with the commercialization of approved products, completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Commercialization of approved products will require significant resources and in order to market IMCIVREE, the Company must continue to build its sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even though the Company has an approved product, and even if the Company’s further product development efforts are successful, it is uncertain when, if ever, the Company will realize sufficient revenue from product sales to fund operations.

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the year ended December 31, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of December 31, 2022, the Company had an accumulated deficit of $710,058.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, royalty financing, asset sales, outlicensing the rights to IMCIVREE in certain markets, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

At December 31, 2022, the Company had $333,288 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out license arrangements, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations through at least the next twelve months from the filing of this Annual Report on Form 10-K with the SEC.

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

Reclassification of Prior Year Balances

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows. Specifically, in the consolidated balance sheet as of December 31, 2021, the Company has reclassified $111 which was previously recorded within prepaid expenses and other current assets to inventory. Additionally, in the consolidated statement of cash flows for the year ended December 31, 2021, the Company has reclassified $1,025 and $111 due to the effects of changes in the accounts receivable and inventory, respectively, from changes in prepaid expenses and other current assets to changes in accounts receivable of  and inventory, respectively.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the year ended December 31, 2022, approximately 85% of all of the Company’s revenue was generated from a single customer in the United States. For the year ended December 31, 2021, all of the Company’s revenue was generated from a single customer in the United States.

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

The Company relies on separate third-parties to perform genetic testing in the United States and Europe, respectively. The inability of the vendor to fulfill testing services for the Company could materially impact future operating results and adversely impact our ability to further develop setmelanotide. A change in the relationship with the genetic testing service providers, or an adverse change in their business, could materially impact future operating results.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents includes bank demand deposits, U.S. treasury bills and money market funds that invest primarily in U.S. government treasuries.

Short-term Investments

Short-term investments consist of investments with maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the years ended December 31, 2022, 2021, and 2020, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of December 31, 2022 and 2021, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.

Restricted Cash

Restricted cash consists of security deposits in the form of letters of credit placed in separate restricted bank accounts as required under the terms of the Company’s lease arrangement for its corporate office in Boston, Massachusetts and the Company’s corporate travel credit card.

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customer. At December 31, 2022 and 2021, the Company determined an allowance for doubtful account was not required based upon our review of contractual payments and our customer circumstances.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, Net

In the United States (the “U.S.”), which accounts for the largest portion of our total revenues, the Company sells its product to a limited number of specialty pharmacies. The product is distributed through third-party logistics, or 3PL, distribution agent that does not take title to the product.  Once the product is delivered to the Company’s  specialty pharmacy provider, our customer in the U.S., the customer (or “wholesaler”) takes title to the product.  The wholesaler then distributes the product to patients. In our distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product. Internationally, we make sales primarily to specialty distributors and retail pharmacy chains, as well as hospitals, many of which are government-owned or supported. The Company generally does not offer returns of product sold to the customer.

Revenue from product sales is recognized when the customer obtains control of our product, which occurs at a point in time, upon transfer of title to the customer because at that point in time we have no ongoing obligations to the customer.  There are no other performance obligations besides the sale of product.  We classify payments to our customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income.  Otherwise, payments to a customer or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below.  Taxes collected from the customer relating to product sales and remitted to governmental authorities are excluded from revenue.  Because our payment terms are generally ninety days or less, the Company concluded there is not a significant financing component because the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less.  The Company expenses incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that we would have recognized is one year or less.

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

Government rebates:  The Company is subject to discount obligations under government programs, including Medicaid programs, Medicare and Tricare in the United States as well as certain government rebates and pricing adjustments in certain international markets that we operate.  We estimate Medicaid, Medicare and Tricare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on our consolidated balance sheets.  For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program.  On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Trade discounts and allowances:  The Company provides customary invoice discounts on IMCIVREE sales to certain of our customers for prompt payment that are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, we receive and pay for various distribution services from our customers in the distribution channel.  For services that are either not distinct from the sale of our product or for which we cannot reasonably estimate the fair value, such fees are classified as a reduction of product revenue.

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

The table below summarizes balances and activity in each of the product revenue allowance and reserve categories as follows:

	Provision for Cash Discounts	Fees, Rebates and Other Incentives	Total
Beginning Balance at December 31, 2020	$—	$—	$—
Provision related to sales in the current year	74	495	569
Credit and payments made	(53)	(42)	(95)
Ending balance December 31, 2021	$21	$453	$474
Provision related to sales in the current year	367	3,299	3,666
Credit and payments made	(289)	(1,042)	(1,331)
Ending balance December 31, 2022	$99	$2,710	$2,809

Provision for cash discounts are recorded as reductions of accounts receivable, and fees, rebates, and other incentives are recorded as a component of accrued expenses.

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

For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalties have been allocated has been satisfied (or partially satisfied).  Refer to Note 9 “Significant Agreements”, for discussion related to the Company’s accounting for the  RareStone Group, Ltd. agreement.

Deferred Royalty Obligation

We treat the debt obligation to HealthCare Royalty Management, LLC as discussed further in Note 10, “Long-term Obligations”, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, we periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.

Inventory

Prior to receiving approval from the FDA in November 2020 to sell IMCIVREE in the United States, the Company expensed all costs incurred related to the manufacture of IMCIVREE as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates.  Subsequent to receiving FDA approval in November 2020, the Company has capitalized a nominal amount of inventory related costs that were incurred subsequent to FDA approval. In connection therewith, the Company values inventories at the lower of cost or estimated net realizable value. The Company determines the cost of inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. Raw materials and work in process includes all inventory costs prior to packaging and labelling, including raw materials, active pharmaceutical ingredient, and drug product. Finished goods include packaged and labelled products. Raw materials and work in process that may be used for either research and development or commercial sale are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is intended to be used for research and development, it is expensed as research and development once that determination is made.

Inventory consists of the following:

	December 31,	December 31,
	2022	2021
Raw Materials	$2,722	$—
WIP	—	—
Finished Goods	195	111
Total Inventory	$2,917	$111

Cost of Product Sales

Cost of product sales consists of manufacturing costs, transportation and freight, amortization of capitalized intangibles, royalty payments and indirect overhead costs associated with the manufacturing and distribution of IMCIVREE. Cost of product sales may also include periodic costs related to certain manufacturing services and inventory adjustment charges.  Finally, cost of sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the years ended December 31, 2022, 2021 and 2020.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of costs incurred in advance of services being received, including services related to clinical trial programs.  Prepaid expenses and other current assets consists of the following:

	December 31,
	2022	2021
Prepaid research and development costs	$4,392	$8,404
Other current assets	7,415	3,992
Prepaid expenses and other current assets	$11,807	$12,396

Property and Equipment

Property and equipment consists of the following:

	Useful	December 31,
	Life	2022	2021
Leasehold improvements	*	$2,705	$2,705
Office equipment	5 years	107	107
Computers and software	3 years	1,291	1,010
Furniture, fixtures and equipment	5 years	1,249	1,249
		5,352	5,071
Less accumulated depreciation and amortization		(3,155)	(2,258)
Property and equipment, net		$2,197	$2,813

*Shorter of asset life or lease term.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2022, 2021 and 2020 was $896, $816, and $690, respectively.

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

The Company’s cash equivalents and marketable securities and derivative liability at December 31, 2022 and 2021 were carried at fair value, determined according to the fair value hierarchy.  See Note 4 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2022 and 2021, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2022 and 2021, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.

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

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect, for the periods indicated:

	Year Ended
	December 31,
	2022	2021	2020
Stock options	6,354,544	5,737,599	5,199,235
Restricted stock units	774,166	435,589	176,537
Performance stock units	804,797	956,145	—
Potential common shares	7,933,507	7,129,333	5,375,772

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

Patent Costs

Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expenses. Patent costs were $406, $332 and $524 for the years ended December 31, 2022, 2021 and 2020, respectively.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.  See Note 15.

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

We have not been required to adopt any accounting standards that had a significant impact on our consolidated financial statements in the three years ended December 31, 2022. We do not expect any recently issued accounting standards to have a significant impact on our consolidated financial statements.

3. Accrued Expenses

Accrued expenses consists of the following:

	December 31,	December 31,
	2022	2021
Research and development costs	$11,379	$17,480
Professional fees	4,502	2,163
Payroll related	11,444	8,371
Royalties	440	791
Inventory	403	26
Sales Allowances	2,710	453
Other	2,016	800
Accrued expenses and other current liabilities	$32,894	$30,084

4. Fair Value of Financial Assets

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value Measurements as of
	December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Commercial Paper	$—	$8,484	$—	$8,484
Money Market Funds	99,962	—	—	99,962
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	205,611	—	205,611
Total	$99,962	$214,095	$—	$314,057
Liabilities:
Derivative liability	$—	$—	$1,340	$1,340
Total	$—	$—	$1,340	$1,340

	Fair value Measurements as of
	December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Corporate Debt Securities and Commercial Paper	$—	$—	$—	$—
Money Market Funds	48,297	—	—	48,297
Marketable Securities:
Corporate Debt Securities and Commercial Paper	—	235,607	—	235,607
Total	$48,297	$235,607	$—	$283,904

As of December 31, 2022 and 2021, the carrying amount of cash and cash equivalents and short-term investments was $333,288 and $294,855, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

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

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liability (in thousands):

Embedded Derivative
Balance as of December 31, 2021	$—
Initial recording of embedded derivative	1,590
Change in fair value of derivative	(250)
Balance as of December 31, 2022	$1,340

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

The RareStone equity was valued at a de minimis amount and as such written-off during the third quarter of  2022. The Company determined the estimated fair values using a discounted cash flow model under the income approach and an option pricing allocation model.  Inherent in discounted cash flow and option pricing allocation models are assumptions related to the equity value of the entity, expected equity volatility, holding period, risk-free interest rate and discount for lack of marketability. The Company estimated equity volatility based on historical volatility of guideline public companies. The risk-free interest rate was based on the U.S. Treasury rates for a maturity similar to the expected holding period.

The following table sets forth a summary of the changes in the estimated fair value of our the RareStone equity (in thousands):

	Year ended
	December 31,
	2022	2021
Beginning aggregate estimated fair value of Level 3 securities	$—	$—
Initial recording of RareStone equity	1,040	—
Total realized and unrealized losses
Realized loss included in other expense	(1,040)	—
Ending aggregate estimated fair value of Level 3 securities	$—	$—

Marketable Securities

The following tables summarize the Company's marketable securities:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$205,702	$—	$(91)	$205,611
	$205,702	$—	$(91)	$205,611

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$235,608	$50	$(51)	$235,607
	$235,608	$50	$(51)	$235,607

5. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 2.6 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of December 31, 2022, the Company has not entered into any lease arrangements classified as a finance lease.

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

The Company’s corporate headquarters is located in Boston, Massachusetts.  This facility houses the Company’s research, clinical, regulatory, commercial and administrative personnel.  The Company’s lease agreement commenced May 2019 and has a term of six years with a five-year renewal option to extend the lease. As of January 1, 2019, the Company did not included the five-year renewal option to extend the lease in its measurement of the ROU asset or lease liability. Rent expense, or operating lease costs, for the years ended December 31,  2022, 2021 and 2020 were $551, $551 and $551, respectively.

Supplemental cash flow information related to the Company’s lease for the years ended December 31, 2022, 2021 and 2020, includes cash payments of $818, $802 and $786, respectively used in the measurement of its operating lease liability.

The following table presents the maturities of the Company’s operating lease liability related to office space as of December 31, 2022, all of which is under a non-cancellable operating lease:

Operating Lease
2023	$834
2024	851
2025	502
Thereafter	—
Total operating lease payments	2,187
Less: imputed interest	243
Total operating lease liability	$1,944

6. Intangible Assets, Net

As of December 31, 2022, the Company’s definite-lived intangible assets, which totaled $7,883, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021.

As of December 31, 2022, amortization expense for the next five years and beyond is summarized as follows:

2023	$855
2024	855
2025	855
2026	855
2027	855
Thereafter	3,608
Total	$7,883

The Company began amortizing its finite-lived intangible assets in April 2021 over an 11 year period based on IMCIVREE’s expected patent exclusivity period. Amortization expense totaled $774 and $342 for the years ended

December 31, 2022 and 2021, respectively. Amortization expense is recorded as a component of cost of sales on the consolidated statements of operations and comprehensive loss.

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

On November 2, 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $100 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-260689) filed with the SEC on November 2, 2021. Sales of common stock, if any, pursuant to the Sales

Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for our common stock. During the year ended December 31, 2022, the Company did not sell any shares of common stock under the Sales Agreement. As of December 31, 2022, there was $100.0 million of common stock remaining available for sale under the ATM.

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

8. Stock-based Compensation

2017 Equity Incentive Plan

The Rhythm Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants to employees, consultants, advisors and directors of us or our affiliates, as determined by the board of directors.  The number of shares authorized under the 2017 Plan increases on the first day of each calendar year, commencing on January 1, 2018 and ending on (and including) January 1, 2027, by an amount equal to 4% of the outstanding shares of stock outstanding as of the end of the immediately preceding fiscal year. On January 1, 2023, 2022 and 2021, 2,264,497, 2,011,343 and 1,769,436 shares, respectively, were added to the 2017 Plan.  Notwithstanding the foregoing, the board of directors may act prior to January 1 for a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 Plan for such year, or that the increase in the number of shares authorized under the 2017 Plan for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.  Shares of common stock issued upon the exercise of stock options are generally issued from new shares of the Company. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company, and not less than 110% for participants who own more than 10% of the Company's voting power. Awards granted under the 2017 Plan will vest over periods as determined by the Company's board of directors. For options granted to date, the exercise price equaled the fair value of the common stock as determined by the board of directors on the date of grant.

As of December 31, 2022, an aggregate of 10,149,772 shares of common stock were authorized for issuance under the 2017 Plan, of which a total of approximately 2,726,180 shares of common stock remained available for future awards. In addition, a total of 7,443,592 shares of common stock reserved for issuance were subject to currently outstanding stock options, performance share units and restricted stock units granted under the Plan.

2022 Inducement Plan

On February 9, 2022, the Company’s board of directors adopted the Rhythm Pharmaceuticals, Inc. 2022 Employment Inducement Plan (the “2022 Inducement Plan”), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). The 2022 Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants. In accordance with Rule 5635(c)(4), awards under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2022 Inducement Plan.

The exercise price of stock options granted under the 2022 Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the 2022 Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the 2022 Inducement Plan expire no more than 10 years from the date of grant. As of December 31, 2022, there were 336,780 stock option awards outstanding, 173,135 restricted stock unit awards outstanding and 490,085 shares of common stock available for future grant under the 2022 Inducement Plan.

2017 Employee Stock Purchase Plan

The Company maintains the Rhythm Pharmaceuticals, Inc. 2017 Employee Stock Purchase Plan, (the “2017 ESPP”), which became effective in connection with the completion of the Company’s IPO in October 2017.  As of December 31, 2022, a total of 962,942 shares of common stock were reserved for issuance under the 2017 ESPP. In addition, the number of shares authorized under the 2017 ESPP increases on the first day of each calendar year, commencing on January 1, 2019 and ending on (and including) January 1, 2027, by an amount equal to the lesser of 1% of outstanding shares as of the end of the immediately preceding fiscal year. On January 1, 2022, 2021 and 2020, 502,835, 0 and 439,968 shares, respectively, were added to the 2017 ESPP.  Notwithstanding the foregoing, the board of directors may act prior to January 1 of a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 ESPP for such year, or that the increase in the number of shares authorized under the 2017 ESPP for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.  The board of directors elected not to increase the number of shares available under the 2017 ESPP on January 1, 2023 and 2021.  During the year ended December 31, 2022, 38,051 shares were issued under the 2017 ESPP.

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

Stock Options

The Company estimates the fair value of stock option awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (a) the expected volatility of the underlying common stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. The Company bases its estimate of expected volatility using a blend of its stock price history for the length of time it has market data for its stock and using the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as the Company that are publicly traded. For these analyses, the Company selected companies with comparable characteristics to its own including enterprise value, risk profiles and with historical share price information sufficient to meet the expected life of the stock-based awards.  The Company computes the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of its stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

During the years ended December 31, 2022, 2021 and 2020, the Company granted 1,929,345, 1,678,230 and 2,546,075 stock option awards pursuant to the 2017 Plan to certain directors, employees and non-employees, respectively.

Using the Black-Scholes option pricing model, the weighted-average grant date fair value relating to outstanding stock options granted under the 2017 Plan during the years ended December 31, 2022, 2021 and 2020 was $4.14, $15.69 and $13.25, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $4,205, $2,688 and $2,661, respectively.

During the years ended December 31, 2022, 2021 and 2020, the Company granted 347,985, 0 and 0 stock option awards pursuant to the 2022 Inducement Plan.  Using the Black-Scholes option pricing model, the weighted-average grant date fair value relating to outstanding stock options granted under the Company’s stock option plan during the years ended December 31, 2022, 2021 and 2020 was $13.05, $0 and $0, respectively. The total intrinsic value of stock options exercised was zero during the years ended December 31, 2022, 2021 and 2020.

The fair value of stock options granted to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended
	December 31,
	2022	2021	2020
Risk‑free interest rate	2.19%	0.79%	0.76%
Expected term (in years)	6.11	6.11	6.08
Expected volatility	69.16%	69.80%	70.67%
Expected dividend yield	—	—	—

A summary of the Company's stock option activity for the year ended December 31, 2022 is as follows:

			Weighted‑
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2021	5,737,599	$21.84	6.73	$3,214
Granted	2,277,330	8.50	—	—
Exercised	(697,377)	13.98	—	4,205
Cancelled	(943,008)	22.42	—	—
Outstanding as of December 31, 2022	6,374,544	$17.85	7.73	$73,994
Options exercisable at December 31, 2022	3,092,723	$20.44	6.80	$28,317

Restricted Stock Units

The Company may grant restricted stock units (“RSUs”) to employees and nonemployee directors under the 2017 Plan and to employees under the 2022 Inducement Plan. Each RSU represents a right to receive one share of the Company's common stock upon the completion of a specific period of continued service. RSU awards granted are valued at the market price of the Company's common stock on the date of grant. The Company recognizes stock-based compensation expense for the fair values of these RSUs on a straight-line basis over the requisite service period of these awards.

A summary of the Company's restricted stock unit activity for the year ended December 31, 2022 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of December 31, 2021	435,589	$15.74
Granted	597,426	10.48
Vested	(158,546)	20.13
Cancelled	(100,303)	12.78
Unvested as of December 31, 2022	774,166	$12.18

As of December 31, 2022, the aggregate intrinsic value of unvested RSUs was $22,544.

Performance Stock Units

In November 2021, the Company granted up to a maximum of 956,145 performance stock units (“PSUs”) to employees under the 2017 Plan. Each PSU represents a right to receive one share of the Company's common stock upon vesting. The performance-based stock units granted in 2021 will vest on December 31, 2023 based upon i) continued service through the vesting date and (ii) the achievement of specific clinical development and regulatory performance events, as approved by the compensation committee. PSU awards granted are valued at the market price of the Company's common stock on the date of grant. The Company recognizes stock-based compensation expense for the fair value of these PSUs for the awards that are probable of vesting over the service period. During each financial period, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goal is known. At December 31, 2022, the Company estimates that 32.3% of the PSUs granted will be eligible to vest.

A summary of the Company's performance stock unit activity for the year ended December 31, 2022 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of December 31, 2021	956,145	$13.24
Granted	—	—
Vested	—	—
Cancelled	(151,348)	13.24
Unvested as of December 31, 2022	804,797	$13.24

The following table summarizes the classification of the Company's stock-based compensation expenses related to stock options, restricted stock units, performance stock units and the employee stock purchase plan recognized in the Company's consolidated statements of operations and comprehensive loss.

	Year Ended
	December 31,
	2022	2021	2020
Research and development	$5,814	$7,687	$6,055
Selling, general, and administrative	14,017	13,117	11,400
Total	$19,831	$20,804	$17,455

Stock-based compensation expense by award type recognized during the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended
	December 31,
	2022	2021	2020
Stock options	$15,477	$17,988	$15,915
Employees stock purchase plan	408	310	180
Restricted stock units	2,918	1,924	1,360
Performance stock units	1,028	582	—
Total	$19,831	$20,804	$17,455

During 2021 and 2020, there were certain awards subject to modification accounting. Per the terms of separation with a former employee, such employee’s stock option awards were amended to provide for accelerated vesting and extended time to exercise vested options.  As a result, the Company recognized incremental expense for the stock option awards of  $141 and $2,880, respectively. During 2022 there was no significant modification of awards.

As of December 31, 2022, the Company has unrecognized compensation cost of $24,752 related to non-vested employee, non-employee and director stock option awards under the 2017 Plan that is expected to be recognized over a weighted-average period of 2.28 years.  The Company has unrecognized compensation cost of $7,036 related to non-vested employee restricted stock unit and performance stock unit awards under the 2017 Plan that is expected to be recognized over a weighted-average period of 1.82 years.

As of December 31, 2022, the Company has unrecognized compensation cost of $4,182 related to unvested employee, stock option awards under the 2022 Inducement Plan that is expected to be recognized over a weighted-average period of 3.60 years.  As of December 31, 2022, the Company has unrecognized compensation cost of $3,083 related to unvested employee restricted stock unit and stock option awards that is expected to be recognized over a weighted-average period of 3.66 years.

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

The Company initially estimated the fair value of the RareStone equity to be $2,440 based on a preliminary valuation during the first quarter of 2022.  Upon completion of the valuation procedures during the second quarter of 2022, the Company concluded the initial fair value of the RareStone equity to be $1,040.  During the third quarter of 2022, the

Company estimated the fair value of the RareStone equity to be de minimis based upon the results of an updated valuation and recorded an other-than-temporary impairment of $1,040 related to the decline in fair value as a component of other expense in our consolidated statements of operations and other comprehensive loss for the year ended December 31, 2022.  The other-than-temporary impairment of $1,040 included the reclassification of a $300 unrealized loss previously recorded as a component of accumulated other comprehensive income (loss) in our condensed consolidated statement of stockholders’ equity during the second quarter of 2022.

The Company received total upfront consideration of $8,040 comprised of an upfront payment of $7,000, and the estimated fair value of the RareStone equity of $1,040. The Company determined that the RareStone License contains two performance obligations, the delivery of the license and the supply of clinical and commercial product. The Company further determined the supply of commercial product to RareStone contains a significant future discount and estimates the discount to be $1,286, which is recorded as a component of deferred revenue on the consolidated balance sheet at December 31, 2022.

Based on a relative fair-value allocation between the license and the manufacture of clinical and commercial product, the Company recognized $6,754 of license revenue in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2022.  The discount related to commercial manufacturing supply will be deferred and recognized over the commercial supply period or upon termination of the agreement.

On October 28, 2022, the Company delivered a written notice to RareStone that we have terminated the RareStone License for cause. In accordance with the notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to the Company’s global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided written notice to the Company that it objects to the claims in our October 28, 2022 notice, including the Company’s termination of the RareStone License for cause. RareStone may attempt to cure the alleged breaches, which the Company believe to be incurable, within the timeframe specified under the RareStone License.

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

The Company capitalized a $5,000 and $4,000 commercial milestone as a finite-lived intangible asset, as a result of the first commercial sale of IMCIVREE in the U.S. and Europe during March 2021 and March 2022, respectively.  The Company recorded development milestone expenses related to this license agreement of $3,000 during the year ended December 31, 2020. The expenses were recorded as research and development expenses when the milestone criteria were met in full during 2020.  There are no research and development expenses related to milestones recorded in 2022 or 2021.

Camurus

In January 2016, the Company entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus' drug delivery technology. The contract includes a non-refundable and non-creditable signing fee of $500. The Camurus agreement also includes up to $7,750 in one-time, non-refundable development milestones achievable upon certain regulatory successes. The Company is also required to pay to Camurus, mid to mid-high single digit royalties, on a product-by-product and country-by-country basis of annual net sales, until the later of (i) 10 years after the date of first commercial sale of such product in such country; or (ii) the expiration of the last to expire valid claim of all licensed patent rights in such country covering such product. The Company is also required to pay one-time, non-refundable, non-creditable sales milestones upon the achievement of certain sales levels for such product that cannot be in excess of $57,000.  The Company recorded development milestone expenses related to this license agreement of $1,000 during the year ended December 31, 2022. The expenses were recorded as research and development expenses when the milestone criteria were met in full during 2022.  There are no research and development expenses related to milestones recorded in 2021 or 2020.

Takeda

In March 2018, the Company entered into a license agreement with Takeda, for the rights of a program that includes the clinical candidate RM-853, which is a GOAT inhibitor, which is currently in preclinical development for PWS. Pursuant to the license agreement the Company was required to pay a non-refundable and non-creditable signing fee, which the Company settled by issuing on April 3, 2018, 223,544 shares of common stock valued at $4,448. Under the terms of the license agreement, assuming that RM-853 is successfully developed, receives regulatory approval and is commercialized, the Company is also required to pay up to $70,000 in one-time, non-refundable development milestone payments upon the achievement of certain clinical and regulatory milestones. The Company is also required to pay up to $70,000 in one-time, non-refundable, non-creditable sales milestone payments upon the achievement of certain sales levels. The Company is also required to pay to Takeda, mid to mid-high single digit royalties (subject to certain potential reductions over time), on a product-by-product and country-by-country basis of annual net sales, of each product in such country, beginning on the first commercial sale of a product in such country, and continuing until the latest of (i) 10 years after the date of first commercial sale of such product in such country; or (ii) the expiration of the last to expire valid claim of a Takeda patents covering the composition or use of such product in such country; or (iii) the expiration of all regulatory exclusivity for such product in such country. The Company recorded the fair value of the common stock to be issued to the licensors as research and development expense, as the license does not have a future alternative use, in accordance with ASC Topic 730, Research and Development. There were no milestone expenses related to this license for the years ended December 31, 2022, 2021 and 2020, respectively. We have notified Takeda that the Company has halted development activities related to RM-853.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125,000, 7.5% on annual net revenues of between $125,000 and $300,000 and 2.5% on annual net revenues exceeding $300,000. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties.  As of December 31, 2022 we have made $132 of payments.

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 4, “Fair Value of Financial Instruments” to our consolidated financial statements. During the second quarter of 2022, the Company recorded $1,590 for the initial fair value of the embedded derivative liability.  The fair value of the embedded derivative liability was $1,340 as of December 31, 2022. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the year ended December 31, 2022 we recognized other income in the amount of $250, due to the remeasurement of the embedded derivative liability. The carrying value of the deferred royalty obligation at December 31, 2022 was $75,810 based on $75,000 of proceeds, net of the initial fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at December 31, 2022. The effective interest rate as of December 31, 2022 was 16.22%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $2,662. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the classification of these costs, as well as the period over which these costs will be amortized.

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

Based  on  the Company’s  current  development  plans as of December 31, 2022, the Company does not expect to make milestone payments due to third parties during  the  next  12  months  from  the  filing  of  this  Annual  Report on  Form 10-K, in connection with our license agreements. These milestones generally become  due  and  payable  upon achievement of such milestones or sales and achievement of development milestones.  When the  achievement  of  these  milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.

12. Related-Party Transactions

Amounts paid directly to consultants and vendors considered to be related parties amounted to $1,868, $1,961 and $3,221, for the years ended December 31, 2022, 2021 and 2020, respectively. Outstanding payments due to these related parties as of December 31, 2022 and 2021 were $13 and $50, respectively, and were included within accounts payable on the consolidated balance sheets.

13. Income Tax

For the years ended December 31, 2022, 2021 and 2020 the Company did not have a current or deferred income tax expense or benefit as the entity has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

A reconciliation of the income tax benefit at the federal statutory tax rate to the Company's effective income tax rate is as follows:

	As of
	December 31,
	2022	2021	2020
Statutory tax rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	9.83%	7.45%	6.32%
Research and development credit	0.78%	2.94%	1.46%
Orphan drug credit	2.15%	7.58%	2.40%
Tax law change	—%	—%	—%
Stock compensation	(0.29)%	(1.05)%	(0.53)%
Other	(0.04)%	(0.47)%	(0.30)%
Change in valuation allowance	(33.44)%	(37.45)%	(30.35)%
Effective tax rate	—%	—%	—%

The principal components of the Company's deferred tax assets and liabilities are as follows:

	As of
	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$135,470	$113,098
Research and development credits	14,380	13,477
Orphan drug credit	19,281	15,385
Capitalized license fee	2,776	2,651
Stock-based compensation	11,074	9,150
Capitalized research and development costs	29,663	—
Deferred revenue	438	1,901
Accrued expenses & other	4,536	2,976
Total deferred tax assets	217,618	158,638
Valuation allowance	(217,257)	(158,211)
Net deferred tax assets	361	427
Deferred tax liabilities:
Operating lease right-of-use asset and other	(361)	(427)
Total deferred tax liabilities	$(361)	$(427)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2022 and 2021, because the Company's management has determined that is it more likely than not that these assets will not be realized. The increase in the valuation allowance of $59,046 in 2022 and $24,615 in 2021 primarily relates to the net loss incurred by the Company during each period.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $494,500 and $484,606, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire at various times beginning in 2033 for federal and state purposes.  Of the federal net operating loss carryforwards at December 31, 2022, $421,334 can be carried forward indefinitely.

As of December 31, 2022, the Company had federal and state research tax credits of approximately $11,575 and $3,550, respectively, which may be used to offset future tax liabilities. Additionally, as of 2022, the Company had a federal orphan drug credit related to qualifying research of $19,281. These tax credit carryforwards will begin to expire at various times beginning in 2033 for federal purposes and 2028 for state purposes.

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

The Company has not recorded any reserves for uncertain tax positions as of December 31, 2022 and 2021. The Company has not, as yet, conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits will be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to examination by the U.S. federal, state and local income tax authorities for tax years 2013 forward. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

14. Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all US employees and permits voluntary contributions by employees subject to IRS-imposed limitations. Beginning in 2021, the Company matched 100% of eligible employee contributions on the first 4% of employee salary (up to the IRS maximum).  Contributions for the years ended December 31, 2022, 2021 and 2020 were $1,195, $886 and $321 , respectively.

15. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than as disclosed within the above notes to these consolidated financial statements, and except as described below.

Business Combination

On February 27, 2023, the Company, through its wholly-owned Dutch subsidiary, Rhythm Pharmaceuticals Netherlands B.V., a Dutch private limited liability company (“Rhythm BV”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Xinvento B.V., a Dutch private limited liability company based in the Netherlands (“Xinvento”), and the other parties named therein, pursuant to which, and concurrently with the execution thereof, Rhythm BV acquired all of the issued and outstanding shares of Xinvento for aggregate consideration at closing of $5,000, as adjusted pursuant to the terms of the Purchase Agreement and subject to the distribution and payment terms set forth therein (the “Closing Purchase Price”).

In addition to the Closing Purchase Price, the Purchase Agreement provides for the payment of additional consideration totaling up to $206.0 million upon achievement of certain development, regulatory and commercial milestones by Xinvento, as follows: (i) up to an aggregate of $6.0 million in clinical development milestones; (ii) up to an aggregate of $125,000 in regulatory approval and commercial milestones; and (iii) up to an aggregate of $75,000 in sales milestones in the event a second molecule is selected, developed and approved.

Upon completion of the acquisition, Xinvento became a wholly owned subsidiary of Rhythm BV.

The Purchase Agreement contains customary representations, warranties and covenants, including covenants by Sellers (as defined in the Purchase Agreement) to indemnify Rhythm BV and certain related parties for breaches of certain representations, warranties and covenants in the Purchase Agreement, subject to customary exclusions and caps.

The business combination is intended to expand our pipeline into congenital hyperinsulinism (CHI), a rare disease that is well aligned with our corporate strategy and our focus on rare endocrinology indications. During the year ended December 31, 2022, the Company incurred total acquisition-related costs of $62 related to the transaction. As the transaction occurred subsequent to period-end, the Company is still evaluating the purchase price allocation of the transaction but expects the primary assets acquired to be intangible assets and goodwill. Acquired tangible assets and assumed liabilities are expected to be immaterial. The allocation is expected to be finalized during the first half of 2023.