Form 10-Q
period 2023-03-31
RHYTHM PHARMACEUTICALS, INC.
filed 2023-05-02
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s Common Stock as of April 24, 2023 was 56,854,940.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$109,661	$127,677
Short-term investments	184,921	205,611
Accounts receivable, net	8,117	6,224
Inventory	5,487	2,917
Prepaid expenses and other current assets	9,652	11,807
Total current assets	317,838	354,236
Property and equipment, net	2,001	2,197
Right-of-use asset	1,088	1,182
Intangible assets, net	7,669	7,883
Restricted cash	328	328
Other long-term assets	16,754	16,655
Total assets	$345,678	$382,481
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,347	$4,797
Accrued expenses and other current liabilities	30,549	32,894
Deferred revenue	1,428	1,434
Lease liability	705	684
Total current liabilities	46,029	39,809
Long-term liabilities:
Deferred royalty obligation	77,520	75,810
Lease liability	1,076	1,260
Derivative liability	1,290	1,340
Total liabilities	125,915	118,219
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 56,852,404 and 56,612,429 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	56	56
Additional paid-in capital	981,950	974,356
Accumulated other comprehensive loss	(6)	(92)
Accumulated deficit	(762,237)	(710,058)
Total stockholders’ equity	219,763	264,262
Total liabilities and stockholders’ equity	$345,678	$382,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
Product revenue, net	$11,469	$1,498
Costs and expenses:
Cost of sales	1,421	230
Research and development	37,945	32,510
Selling, general, and administrative	24,634	21,449
Total costs and expenses	64,000	54,189
Loss from operations	(52,531)	(52,691)
Other income:
Other expense, net	(27)	(233)
Interest expense	(3,061)	—
Interest income	3,440	160
Total other income (expense), net	352	(73)
Net loss	$(52,179)	$(52,764)
Net loss per share, basic and diluted	$(0.92)	$(1.05)
Weighted-average common shares outstanding, basic and diluted	56,708,975	50,326,627

Other comprehensive loss:
Net loss	$(52,179)	$(52,764)
Foreign currency translation adjustment	21	—
Unrealized gain (loss), net on marketable securities	65	(628)
Comprehensive loss	$(52,093)	$(53,392)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	56,612,429	$56	$974,356	$(92)	$(710,058)	$264,262
Stock-based compensation expense	—	—	6,376	—	—	6,376
Issuance of common stock in connection with ESPP	32,169	—	665	—	—	665
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	207,806	—	553	—	—	553
Foreign currency translation adjustment	—	—	—	21	—	21
Unrealized gain on marketable securities	—	—	—	65	—	65
Net loss	—	—	—		(52,179)	(52,179)
Balance at March 31, 2023	56,852,404	$56	$981,950	$(6)	$(762,237)	$219,763

Balance at December 31, 2021	50,283,574	$50	$813,041	$(1)	$(528,939)	$284,151
Stock-based compensation expense	—	—	4,611	—	—	4,611
Issuance of common stock in connection with ESPP	61,518	—	399	—	—	399
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	48,639	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(628)	—	(628)
Net loss	—	—	—	—	(52,764)	(52,764)
Balance at March 31, 2022	50,393,731	50	$818,051	$(629)	$(581,703)	$235,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022

Operating activities
Net loss	$(52,179)	$(52,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,376	4,611
Depreciation and amortization	457	350
Non-cash interest expense and amortization of debt issuance costs	3,061	—
Non-cash rent expense	94	(65)
Change in fair value of embedded derivative liability	(50)	—
Acquired IPR&D assets classified as investing activities	5,395	—
Changes in operating assets and liabilities:
Accounts receivable	(1,893)	—
Inventory	(2,570)	—
Prepaid expenses and other current assets	(186)	950
Deferred revenue	(6)	—
Other long-term assets	(99)	(6,661)
Accounts payable, accrued expenses and other liabilities	5,167	(53)
Net cash used in operating activities	(36,433)	(53,632)
Investing activities
Purchases of short-term investments	(69,644)	(39,479)
Maturities of short-term investments	92,675	112,128
Acquisition of IPR&D assets, including transaction costs	(4,520)	—
Purchases of property and equipment	(47)	(127)
Net cash provided by investing activities	18,464	72,522
Financing activities
Repayment of deferred royalty obligation	(1,351)	—
Proceeds from the exercise of stock options	553	—
Proceeds from issuance of common stock from ESPP	665	399
Net cash (used in) provided by financing activities	(133)	399
Effect of exchange rates on cash	86	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,016)	19,289
Cash, cash equivalents and restricted cash at beginning of period	128,005	59,576
Cash, cash equivalents and restricted cash at end of period	$109,989	$78,865
Supplemental disclosure of non-cash investing activities:
Holdback payable associated with the acquisition, in accrued expenses	$500	$—
Transaction costs associated with the acquisition, in accounts payable	$375	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare diseases. We are focused on advancing our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare melanocortin-4 receptor (MC4R) pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing IMCIVREE® (setmelanotide) for a subset of individuals who have hyperphagia, a pathological hunger, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain ultra-rare diseases that is approved or authorized in the United States (US), European Union (EU) and Great Britain.

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

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic may continue to impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the three months ended March 31, 2023, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception. As of March 31, 2023, the Company had an accumulated deficit of $762,237.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

At March 31, 2023, the Company had $294,582 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash and cash equivalents and short-term investments will be sufficient to fund the Company’s operations through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q with the SEC.

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

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2023, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Reclassification of Prior Year Balances

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows. Specifically, in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022, the Company has reclassified $160 of interest income which was previously recorded within other (expense) income, net to interest income.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. As of March 31, 2023 and December 31, 2022, approximately 83% and 85% of all of the Company’s revenue was generated from a single customer in the United States.

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

The Company relies on separate third parties to perform genetic testing in the United States and Europe, respectively. The inability of the vendor to fulfill testing services for the Company could materially impact future operating results and adversely impact our ability to further develop setmelanotide. A change in the relationship with the genetic testing service providers, or an adverse change in their business, could materially impact future operating results.

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  As of March 31, 2023 and December 31, 2022, the Company determined an allowance for doubtful account was not required based upon our review of contractual payments and our customers’ circumstances.

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

Provisions for cash discounts are recorded as reductions of accounts receivable, and fees, rebates, and other incentives are recorded as a component of accrued expenses.

During the three months ended March 31, 2023 and 2022, we recorded product revenue, net, of $11,469 and $1,498, respectively.  The table that summarizes balances and activity in each of the product revenue allowance and reserve categories has not been included for the three months ended March 31, 2023 due to the immateriality of the revenue recognized during the periods.

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

The Company initially estimated the fair value of the RareStone equity to be $2,440 based on a preliminary valuation during the first quarter of 2022.  Upon completion of the valuation procedures during the second quarter of 2022, the Company concluded the initial fair value of the RareStone equity to be $1,040.  During the third quarter of 2022, the Company estimated the fair value of the RareStone equity to be de minimis based upon the results of an updated valuation and recorded an other-than-temporary impairment of $1,040 related to the decline in fair value as a component of other expense in our consolidated statements of operations and other comprehensive loss for the year ended December 31, 2022 (recorded in the third quarter of 2022).  The other-than-temporary impairment of $1,040 included the reclassification of a $300 unrealized loss previously recorded as a component of accumulated other comprehensive income (loss) in our condensed consolidated statement of stockholders’ equity during the second quarter of 2022.

The Company received total upfront consideration of $8,040 comprised of an upfront payment of $7,000, and the estimated fair value of the RareStone equity of $1,040.  The Company determined that the RareStone License contains two performance obligations, the delivery of the license and the supply of clinical and commercial product. The Company further determined the supply of commercial product to RareStone contains a significant future discount and estimates the discount to be $1,286, which is recorded as a component of deferred revenue on the condensed consolidated balance sheet at March 31, 2023 and December 31,2022.

Based on a relative fair-value allocation between the license and the manufacture of clinical and commercial product, the Company recognized $6,754 of license revenue in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2022 (recorded in the second quarter of 2022 upon the Company fulfilling its obligations in transferring the license to RareStone). The discount related to commercial manufacturing supply will be deferred and recognized over the commercial supply period or upon termination of the agreement.  No license revenue was recognized during the three-month periods ended March 31, 2023 or 2022, respectively.

On October 28, 2022, we delivered written notice, or the Notice, to RareStone that we have terminated the RareStone License for cause. In accordance with the Notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to our global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided written notice to us that it objects to the claims in the Notice, including our termination of the RareStone License for cause.  On March 16, 2023, we provided written notice to RareStone reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause, and also requested documentation supporting RareStone’s purported dispute notice objecting to the claims in the Notice.  RareStone may attempt to cure the alleged breaches, which the Company believe to be incurable, within the timeframe specified under the RareStone License.

Deferred Royalty Obligation

The Company treats the debt obligation to HealthCare Royalty Management, LLC as discussed further in Note 12, “Long-term Obligations”, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. The Company recognizes interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, the Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent the Company’s estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires the Company to make estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the three months ended March 31, 2023 and 2022, respectively.

Acquired IPR&D and Milestones Expenses

In an asset acquisition, payments incurred prior to regulatory approval to acquire rights to in-process research and development projects are expensed as acquired IPR&D and recorded as a component of research and development expense in the condensed consolidated statements of operations and comprehensive net loss unless the project has an alternative future use. These costs include upfront and development milestone payments related to licensing arrangements, or other asset acquisitions that provide rights to develop, manufacture and/or sell pharmaceutical products. Where contingent development milestone payments are due to third parties, prior to regulatory approval, the payment obligations are expensed when the milestone results are achieved. Regulatory and commercial milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the remaining useful life of the related product.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are Euros and British pound sterling.  Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss.

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

The Company’s cash equivalents and marketable securities, derivative liability and RareStone equity at March 31, 2023 and December 31, 2022 were carried at fair value, determined according to the fair value hierarchy.  See Note 6 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities at March 31, 2023 and December 31, 2022, respectively.

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

The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Stock options	6,973,369	7,248,111
Restricted stock units	1,046,232	784,041
Performance stock units	613,191	935,885
Potential common shares	8,632,792	8,968,037

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

3. Asset Acquisition

Xinvento B.V.

On February 27, 2023, the Company, through its wholly-owned Dutch subsidiary, Rhythm Pharmaceuticals Netherlands B.V., a Dutch private limited liability company (“Rhythm BV”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Xinvento B.V., a Dutch private limited liability company based in the Netherlands (“Xinvento”), and the other parties named therein, pursuant to which, and concurrently with the execution thereof, Rhythm BV acquired all of the issued and outstanding shares of Xinvento. The aggregate consideration at closing was approximately $5,400, inclusive of transaction costs, as adjusted pursuant to the terms of the Purchase Agreement and subject to the distribution and payment terms set forth therein (the “Closing Purchase Price”).

In addition to the Closing Purchase Price, the Purchase Agreement provides for the payment of additional contingent consideration totaling up to $206,000 upon achievement of certain development, regulatory and commercial milestones by Xinvento, as follows: (i) up to an aggregate of $6,000 in clinical development milestones; (ii) up to an aggregate of $125,000 in regulatory approval and commercial milestones; and (iii) up to an aggregate of $75,000 in sales milestones in the event a second molecule is selected, developed and approved.

The total purchase consideration of $5,400 was composed of $4,520 of cash paid at closing, a $500 holdback, payable on the one-year anniversary of the acquisition, and $375 of acquisition-related costs.  The Company determined that substantially all of the value as of acquisition date related to Xinvento’s In-Process Research and Development.  As a result, the Company determined this transaction should be accounted for as an asset acquisition.

The assets acquired were In-Process Research and Development (IPR&D) assets.  However, since the IPR&D assets were determined to have no alternative future use, the Company recognized the $5,400 of purchase consideration as research and development expense in the three months ended March 31, 2023.

The Company determined that the additional contingent consideration did not meet the definition of a derivative as of the acquisition date. Therefore, the Company did not record a contingent consideration liability on the acquisition date. The Company will recognize any future contingent consideration payments related to the Xinvento transaction in the period in which the achievement of the underlying milestones becomes probable.

Xinvento's results of operations are included in the condensed consolidated financial statements from the date of acquisition. For the three months ended March 31, 2023, the net loss associated with the operations of Xinvento were de-minimis in the Company’s condensed consolidated statements of operations.

4. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2023	2022
Raw Materials	$4,696	$2,722
WIP	—	—
Finished Goods	791	195
Total Inventory	$5,487	$2,917

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Research and development costs	$13,956	$11,379
Professional fees	3,417	4,502
Payroll related	5,501	11,444
Royalties	586	440
Sales Allowances	4,265	2,710
Other	2,824	2,419
Accrued expenses and other current liabilities	$30,549	$32,894

6. Fair Value of Financial Assets and Liabilities

As of March 31, 2023 and December 31, 2022, the carrying amount of cash and cash equivalents and short-term investments was $294,582 and $333,288, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	March 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$83,773	$—	$—	$83,773
Marketable securities:
Corporate debt securities and commercial paper	—	184,921	—	184,921
Total	$83,773	$184,921	$—	$268,694
Liabilities:
Derivative liability	$—	$—	$1,290	$1,290
Total	$—	$—	$1,290	$1,290

	Fair Value Measurements as of
	December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial paper	$—	$8,484	$—	$8,484
Money market funds	99,962	—	—	99,962
Marketable securities:
Corporate debt securities and commercial paper	—	205,611	—	205,611
Total	$99,962	$214,095	$—	$314,057
Liabilities:
Derivative liability	$—	$—	$1,340	$1,340
Total	—	—	1,340	1,340

The estimated fair value of the derivative liability related to our Royalty Interest Financing Agreement (RIFA) with HealthCare Royalty was determined using Level 3 inputs. The fair value measurement of the derivative liability is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 12, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of IMCIVREE, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument.

	Three months ended
	March 31,
	2023	2022
Beginning aggregate estimated fair value of Level 3 RareStone equity	$—	$—
Initial recording of RareStone equity	—	2,440
Change in fair value of embedded derivative	—	—
Ending aggregate estimated fair value of Level 3 RareStone equity	$—	$2,440

	Three months ended
	March 31,
	2023	2022
Beginning aggregate estimated fair value of Level 3 liabilities	$1,340	$—
Change in fair value of embedded derivative	(50)	—
Ending aggregate estimated fair value of Level 3 liabilities	$1,290	$—

Marketable Securities

The following tables summarize the Company's marketable securities:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$184,948	$—	$(27)	$184,921
	$184,948	$—	$(27)	$184,921

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$205,702	$—	$(91)	$205,611
	$205,702	$—	$(91)	$205,611

7. Right of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 2.3 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of March 31, 2023, the Company has not entered into any lease arrangements classified as a finance lease.

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

The following table presents the maturities of the Company’s operating lease liability related to office space as of March 31, 2023, all of which is under a non-cancellable operating lease:

Operating Lease
2023	$627
2024	851
2025	502
Thereafter	—
Total operating lease payments	1,980
Less: imputed interest	(199)
Total operating lease liability	$1,781

8. Intangible Assets

		As of March 31, 2023			As of December 31, 2022
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Capitalized Milestones	11	$9,000	$(1,331)	$7,669	$9,000	$(1,117)	$7,883

As of March 31, 2023, the Company’s finite-lived net intangible assets, which totaled $7,669 resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.

As of March 31, 2023, amortization expense for the next five years and beyond is summarized as follows:

2023	$641
2024	855
2025	855
2026	855
2027	855
Thereafter	3,608
Total	$7,669

Amortization expense totaled $214 and $130 for the three months ended March 31, 2023 and 2022, respectively Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss.

9. Income Taxes

The Company did not record an income tax provision for the three months ended March 31, 2023 and 2022, respectively as the Company generated sufficient tax losses during the period. The Company expects to generate sufficient tax losses in the current year to offset income and thus no current year liability is expected.  The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

10. Common Stock

As of March 31, 2023, an aggregate of 14,547,139 shares of common stock were reserved for future issuance under the Company’s stock plans, including outstanding stock options, restricted stock units, and performance stock units that have been issued totaling 8,632,792 and 1,340,676 shares are available for future grants under the Company’s 2017 Employee Stock Purchase Plan.

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

The exercise price of stock options granted under the Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of March 31, 2023, 384,840 stock option awards have been issued under the Inducement Plan. As of March 31, 2023, 197,165 restricted stock unit awards have been granted under the Inducement Plan. As of March 31, 2023, 417,995 shares of common stock are available for future grant under the Inducement Plan.

11. Related-Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $322 and $480 for the three months ended March 31, 2023 and 2022, respectively. Outstanding payments due to these related parties as of March 31, 2023 and December 31, 2022 were $75 and $13, respectively, and were included within accounts payable on the condensed consolidated balance sheet.

12. Long-Term Obligations

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $1,290 and $1,340 as of March 31, 2023 and December 31, 2022, respectively. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the three-month period ended March 31, 2023 we recognized other income in the amount of $50, due to the remeasurement of the embedded derivative liability. The carrying value of the deferred royalty obligation as of March 31, 2023 was $77,520 based on $75,000 of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value as of March 31, 2023 and December 31, 2022. The effective interest rate as of March 31, 2023 was 16.37%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $2,662. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: the marketing and commercialization of IMCIVREE (setmelanotide), and the timing of commercialization; the success, cost and timing of our product development activities and clinical trials; our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed, and the impact of termination; our marketing, commercial sales, and revenue generation; expectations surrounding our manufacturing arrangements; the potential financial impact, growth prospects and benefits of our acquisition of Xinvento B.V.; the impact of the novel coronavirus, or COVID-19, pandemic and the current economic slowdown on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements.  These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks and uncertainties, many of which are beyond our control, and other important factors which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare diseases. We are focused on advancing our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare melanocortin-4 receptor (MC4R) pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing IMCIVREE for a subset of individuals who have hyperphagia, a pathological hunger, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain ultra-rare diseases that is approved or authorized in the United States, European Union (EU) and Great Britain. IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS); or (ii) Bardet-Biedl syndrome (BBS). The European Commission (EC) and Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. We have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in nine countries including the United States, and we continue to collaborate with authorities to achieve and or expand access in additional markets.

In addition to initial commercial efforts, we are advancing what we believe is the most comprehensive clinical research program ever initiated in MC4R pathway diseases, with multiple ongoing and planned Phase 2 and Phase 3 clinical trials evaluating setmelanotide.

We are developing setmelanotide to address additional patients with acquired hypothalamic obesity. In our Phase 2 trial evaluating setmelanotide as a treatment for hypothalamic obesity, as announced in November 2022, 16 of 18 patients  achieved the primary endpoint with a body mass index (BMI) decrease greater than 5 percent on setmelanotide therapy, and we observed a 14.5 mean percent reduction in BMI across all patients. On May 2, 2023, we announced that the first patients were dosed in our pivotal Phase 3 trial evaluating setmelanotide in patients with acquired hypothalamic obesity. The Phase 3 clinical trial is designed to enroll 120 patients aged 4 years or older randomized 2:1 to setmelanotide therapy or placebo for a total of 60 weeks, including up to eight weeks for dose titration. The primary endpoint is the percent change in BMI after approximately 52 weeks on a therapeutic regimen of setmelanotide versus placebo. Key secondary endpoints include the proportion of patients who achieve ≥5% reduction in BMI from baseline in adults (≥18) or BMI Z-score reduction of ≥0.2 from baseline in pediatrics after approximately 52 weeks on a therapeutic regimen of compared with placebo, and mean change in the weekly average of the daily most hunger score in patients ≥12 years from baseline after approximately 52 weeks on a therapeutic regimen of setmelanotide versus placebo. We anticipate completing enrollment in this trial in the first quarter of 2024.

In addition, our ongoing pivotal Phase 3 EMANATE and Phase 2 DAYBREAK trials are designed to evaluate setmelanotide in several distinct, genetically defined MC4R pathway diseases. We also are conducting a Phase 3 pediatrics trial evaluating daily setmelanotide in patients between the ages of two and six and a Phase 3 switch trial evaluating a weekly formulation of setmelanotide.

We are leveraging what we believe is the largest known DNA database focused on obesity - with approximately 60,000 sequencing samples as of December 31, 2022 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Our sequencing-based epidemiology estimates show that each of these genetically defined MC4R pathway deficiencies number in the rare or ultra-rare category, according to established definitions of rare disease patient populations. Our epidemiology estimates are approximately 4,600 to 7,500 for U.S. patients in initial FDA-approved indications, including obesity due to biallelic POMC, PCSK1 or LEPR deficiencies, and BBS. Epidemiology estimates for patients with hypothalamic obesity is between 5,000 and 10,000 in the United States, based on our analysis of published literature and our epidemiology estimates for the indications being studied in our Phase 3 EMANATE trial suggest that approximately 53,000 U.S. patients with one of these genetically driven obesities have the potential to respond well to setmelanotide.

There are currently no effective or approved treatments for these rare MC4R pathway related diseases. The FDA has acknowledged the importance of these results by giving setmelanotide Breakthrough Therapy designation for the treatment of obesity associated with genetic defects upstream of the MC4R in the leptin melanocortin pathways. The Breakthrough Therapy designation currently covers indications for POMC deficiency obesity, LEPR deficiency obesity, BBS and, as of November 2022, hypothalamic obesity.

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

On May 2, 2023, we announced that we had received more than 300 new prescriptions for IMCIVREE for BBS from more than 175 physicians in the United States with reimbursement approvals for more than 160 of those prescriptions from FDA approval between June 16, 2022 to March 31, 2023. More than 100 of the total new prescriptions were written in the first quarter of 2023.

On April 24, 2023, we also announced the commercial launch of IMCIVREE in Germany for the treatment of obesity and control of hunger associated with BBS with federal reimbursement.  The German Federal Joint Committee (G-BA) previously ruled that IMCIVREE is eligible for reimbursement by Statutory Health Insurances for BBS based on its unanimous vote to exclude IMCIVREE from its lifestyle exemption list for patients with BBS.

On March 27, 2023, we announced the publication of research in the peer-reviewed journal Advances in Therapy that demonstrated setmelanotide improved hyperphagia and reduced obsessive focus on food and body weight in patients with BBS and the publication of an assessment of the substantial impact of severe hyperphagia on patients’ quality of life in the open-access journal Obesity Science and Practice.

We also expect to achieve the following near-term milestones:

●	Present data analyses from the Phase 2 and long-term extension trials in hypothalamic obesity in the fall of 2023;
●	Complete regulatory review by Health Canada and, pending approval, make IMCIVREE commercially available in Canada for the treatment of BBS, or POMC, PCSK1 or LEPR deficiencies in the second half of 2023;
●	Initiate a Phase 3, randomized, double-blind trial in patients naïve to setmelanotide therapy (“de novo study”) to evaluate the weekly formulation of setmelanotide in patients with BBS in the second half of 2023;
●	Announce preliminary data from the open-label part of the Phase 2 DAYBREAK trial from one or more genetically defined cohorts in the second half of 2023;
●	Announce topline data from the ongoing Phase 3, open-label pediatrics trial evaluating one year of setmelanotide therapy in patients with MC4R pathway deficiencies between the ages of two and six years old in the second half of 2023;
●	Announce topline data from the ongoing Phase 3 switch trial evaluating a weekly formulation of setmelanotide in the second half of 2023; and
●	Provide an update on early-stage R&D efforts in the fourth quarter of 2023, including details of the CHI pre-clinical development program and IND expected in 2024.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated sufficient cash flows from product sales and we have financed our operations primarily through the proceeds received from the sales of common and preferred stock, royalty interest financing, asset sales, collaboration and license agreements, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through October 2022, we have raised aggregate net proceeds of approximately $742.6 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We also received $100.0 million from an asset sale, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. in February 2021. In December 2021, we entered into an Exclusive License Agreement with RareStone Group Ltd., and received $7.0 million in connection with the execution of that agreement. In June 2022, we entered into the Revenue Interest Financing Agreement, or RIFA, with entities managed by HealthCare Royalty Partners, LLC, or HealthCare Royalty, and received cumulative proceeds of $73.2 million, net of certain transaction costs at closing. Additionally, there is $25.0 million of additional proceeds available to us under our RIFA if certain sales-based milestones are achieved during 2023.

IMCIVREE became commercially available to patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency in the U.S. in the first quarter of 2021 and patients 6 years of age and older with obesity due to BBS during June 2022. Following marketing authorizations in the EU and Great Britain, we are pursuing a country-by-country strategy to establish market access and reimbursement for IMCIVREE in several countries. During March 2022, we treated the first patients with IMCIVREE in France under the paid early access program and we treated the first patients with IMCIVREE in Germany during June 2022. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We have built our own marketing and commercial sales infrastructure in the United States and are in the process of building a similar infrastructure in several European markets and the United Kingdom.  We may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of March 31, 2023 we had an accumulated deficit of $762.2 million. Our net losses were $52.2 million and $52.8 million, for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of March 31, 2023, our existing cash and cash equivalents and short-term investments were approximately $294.6 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2025.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Financial Operations Overview

Revenue

To date, we have generated less than $35.0 million of revenue from product sales.  Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021.  We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France during March 2022 under the paid early access program.  IMCIVREE was approval by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively.  Following these approvals for BBS, we expect our sales of IMCIVREE will continue to grow as we identify and treat more patients with this disease and obtain  reimbursement throughout the international markets in which we operate.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the product cost component related to IMCIVREE included in cost of sales for the three months ended March 31, 2023 and 2022 was insignificant.  We expect cost of sales to increase in 2023 as we continue to sell inventory that is produced after we began capitalizing manufacturing costs for IMCIVREE commercial inventory.  We do not expect there to be a significant impact to our cost of sales based on the cost structure of the product.

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

The following table summarizes our current research and development expenses:

	Three Months Ended
	March 31,
Research and development summary	2023	2022
Research and development expense	$37,945	$32,510

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended
	March 31,
Selling, general and administrative summary	2023	2022
Selling, general and administrative expense	$24,634	$21,449

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

There were no significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$11,469	$1,498	$9,971	666%
Costs and expenses:
Cost of sales	1,421	230	1,191	518%
Research and development	37,945	32,510	5,435	17%
Selling, general, and administrative	24,634	21,449	3,185	15%
Total costs and expenses	64,000	54,189	9,811	18%
Loss from operations	(52,531)	(52,691)	160	(0)%
Other income (expense), net	352	(73)	425	(582)%
Net loss	$(52,179)	$(52,764)	$585	(1)%

Product revenue, net.  Product revenue, net increased by $10.0 million to $11.5 million for the three months ended March 31, 2023 from $1.5 million for the three months ended March 31, 2022, an increase of 666%.  During the three months ended March 31, 2023 and 2022, a substantial amount of our product revenue, or 83% and 98%, respectively, has been generated in the United States.

Cost of sales. Cost of sales increased by $1.2 million to $1.4 million for the three months ended March 31, 2023, an increase of 518%.  Most of the IMCIVREE manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the product cost component related to IMCIVREE included in our cost of sales for the three months ended March 31, 2023 and 2022 was insignificant.  Cost of sales primarily reflects a royalty due to Ipsen Pharma S.A.S., or Ipsen, on our net product sales and the amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the U.S. and EU.  Specifically, the $1.2 million increase in cost of sales for the three months ended March 31, 2023 was due to $0.5 million of additional royalties due to our growth in sales, $0.6 million attributed to product cost primarily associated with higher sales volume and product distributed for our patient assistance program, and $0.1 million of additional amortization.  We expect cost of sales to increase over time as we sell inventory that is produced after we began capitalizing IMCIVREE commercial inventory.

Research and development expense. Research and development expense increased by $5.4 million to $37.9 million in 2023 from $32.5 million in 2022, an increase of 17%. The net increase was primarily due to the following:

●	the purchase of in-process research and development assets of $5.4 million from Xinvento;
●	an increase of $2.6 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs; and
●	an increase of $1.7 million due to increased gene sequencing costs to support our expanded clinical programs.

The above increases were partially offset by:

●	a decrease of $2.8 million in our clinical trial costs associated with the impact of study design amendments to our reduced activity due to the completion and winding down of our Phase 2 hypothalamic obesity study, Phase 2 DAYBREAK, QTc trial, BBS trial, Phase 2 Basket trial, Phase 3 pediatrics trial and our renal study, long-term extension and switch trials. These decreases were partially offset by increased activity in our Phase 3 EMANATE trials, and Phase 3 hypothalamic obesity study;
●	a decrease of $0.7 million in costs associated with the manufacturing of clinical material; and
●	a decrease of $1.0 million in development milestones earned by Camurus AB, or Camurus related to development milestone achieved related to our weekly formulation.

Selling, general and administrative expense. Selling, general and administrative expense increased by $3.2 million to $24.6 million in 2023 from $21.4 million in 2022, an increase of 15%. The increase was primarily due to the following:

●	an increase of $2.6 million due to increased compensation and benefits related costs associated with additional headcount to support our expanding business operations as well as to build out our commercial operations in the United States and internationally;
●	an increase of $1.0 million related to professional services costs; and
●	an increase of $0.9 million due to increased costs associated with information technology, international office space, sponsorships and general corporate travel related expenses for our expanding workforce

The above increases were partially offset by:

●	a decrease of $1.2 million related to costs associated with sales and marketing activities for IMCIVREE in preparation of BBS launch during the prior year.

Other income (expense), net.  Other income (expense), net increased by $0.4 million to $0.4 million for the three months ended March 31, 2023. Total other income (expense), net for the three months ended March 31, 2023 consists of interest income of $3.4 million primarily due to improved interest rates, partially offset by $3.0 million of interest expense related to our RIFA with HealthCare Royalty and a $0.1 million fair market value adjustment related to our RIFA embedded derivative.

Net loss. Net loss decreased by $0.6 million to $52.2 million for the three months ended March 31, 2023,

from net loss of $52.8 million for the three months ended March 31, 2022. The decrease in net loss was a result of higher product revenue, net and other income (expense), net, offset by higher current period costs and expenses, as noted above.

Liquidity and Capital Resources

As of March 31, 2023, our cash and cash equivalents and short-term investments were approximately $294.6 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(36,433)	$(53,632)
Investing activities	18,464	72,522
Financing activities	(133)	399
Effect of exchange rates on cash	86	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(18,016)	19,289

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $36.4 million for the three months ended March 31, 2023 and consisted primarily of a net loss of $52.2 million adjusted for non-cash items of $9.9 million, which consisted of non-cash stock-based compensation, depreciation and amortization, rent expense and the change in the fair value of our embedded derivative liability. Our net loss also includes $5.4 million of acquired IPR&D assets, which are classified as investing activities.  The change in operating assets and liabilities provided cash of approximately $0.4 million primarily driven by a net increase in accounts payable and accrued expenses of $5.2 million due to the timing of payments, offset by increases in accounts receivable and inventory of $4.5 million and a net increase in prepaid expenses and other assets of $0.3 million.

Net cash used in operating activities was $53.6 million for the three months ended March 31, 2022 and consisted primarily of a net loss of $52.8 million, adjusted for non-cash items of $4.9 million, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense.  The change in operating assets and liabilities reflected a total use of cash of approximately $5.8 million from an increase in other long-term assets of $6.7 million, offset by a decrease of $0.9 million in prepaid expenses.

Net cash provided by investing activities

Net cash provided by investing activities was $18.5 million for the three months ended March 31, 2023 and relates to $92.7 million of maturities of short-term investments, partially offset by $69.6 million of purchases of short-term investments.  We also used approximately $4.5 million to acquire Xinvento’s IPR&D assets and $0.1 million to the purchase of property plant and equipment.

Net cash provided by investing activities was $72.5 million for the three months ended March 31, 2022 and relates to the $112.1 million of maturities of short-term investments, offset by $39.5 million of purchases of short-term investments, and $0.1 million related to the purchase of property plant and equipment.

.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2023, which comprised of a $1.3 million RIFA payment partially offset by $1.2 million of cash proceeds from the exercise of stock options and the issuance of common stock from our 2017 Employee Stock Purchase Plan, or the ESPP.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2022, which represents the net proceeds of the issuance of common stock from the ESPP.

Revenue Interest Financing Agreement

On June 16, 2022, we announced a non-dilutive Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty, for a total investment amount of up to $100 million. In exchange for the total investment amount to be received by Rhythm, HealthCare Royalty will receive a tiered royalty based on global net product sales generated by IMCIVREE. For additional information, see Note 12, “Long-term Obligations” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of and seek marketing approval for setmelanotide for future indications and build out our global organization. In addition, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We also expect to incur additional costs associated with operating as a public company.

We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2025. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the cost to commercialize setmelanotide, by building an internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the scope, progress, results and costs of clinical trials for our setmelanotide program;
●	the costs, timing and outcome of regulatory review of our setmelanotide program;
●	the obligations owed to Ipsen, Camurus and Takeda pursuant to our license agreements;
●	the obligations owed to Xinvento pursuant to our purchase agreement
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

●	the costs of operating as a public company, including those resulting from losing our emerging growth company status.

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

In addition, the impact of the COVID-19 pandemic on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report as this continues to evolve. See “Impact of COVID-19” above and “Risk Factors— The COVID-19 pandemic has and may continue to adversely impact our business, including our preclinical studies, clinical trials and our commercialization prospects.” in Part II, Item 1A of this Quarterly Report for a further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Contractual obligations

As of March 31, 2023, apart from additional contractual obligations under our acquisition of Xinvento as disclosed in Note 3, “Asset Acquisition”, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases. Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide. To date we have generated less than $35.0 million of revenue from product sales. In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by a U.S. Food and Drug Administration (FDA)-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or Bardet-Biedl syndrome (BBS). The European Commission (EC) has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The UK’s Medicines & Healthcare Products Regulatory Agency (MHRA) authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above.

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

Our net losses were $52.2 million and $52.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $762.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, having obtained marketing approval for IMCIVREE, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. We have and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date we have generated less than $35.0 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through October 2022, we raised aggregate net proceeds of approximately $742.6 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into a Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners for a total investment amount of up to $100.0 million, conditioned upon our achievement of certain clinical development and sales milestones. As of March 31, 2023, we have received $72.3 million of aggregate proceeds, net of debt issuance costs, under the RIFA. As of March 31, 2023, our cash and cash equivalents and short-term investments were approximately $294.6 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2025. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light supply chain issues and labor shortages, rising inflation and interest rates and international turmoil, including due to the Russian invasion of Ukraine, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

On June 16, 2022, we entered into the RIFA with entities managed by HealthCare Royalty Management, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors agreed to pay the Company an aggregate investment amount of up to $100.0 million, or the Investment Amount. Under the terms of the RIFA, we received $37.5 million on June 29, 2022 upon FDA approval of IMCIVREE in BBS, and an additional $37.5 million on September 29, 2022, following EC marketing authorization for BBS on September 6, 2022. We are entitled to receive the remaining $25.0 million of the Investment Amount forty-five business days following achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.

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

Our obligations under the RIFA could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing or enter into IMCIVREE partnership agreements;
●	requiring the dedication of a portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital; and
●	if we fail to comply with the terms of the RIFA, resulting in an event of default that is not cured or waived, Investors could seek to enforce their security interest in our cash and cash equivalents and all assets relating to IMCIVREE that secures such indebtedness.

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

If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic for setmelanotide, any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining additional approvals for setmelanotide, or adversely affect the approvals we have already obtained. For example, in November 2020, the FDA approved IMCIVREE for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1, or LEPR deficiencies confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Although the FDA did not require that we obtain approval of a companion diagnostic prior to approving the New Drug Application, or NDA, for IMCIVREE, in connection with the NDA approval we agreed to conduct adequate analytical and clinical validation testing to develop and establish an in vitro companion diagnostic device to accurately and reliably detect patients with variants in the POMC, PCSK1, and LEPR genes that may benefit from setmelanotide therapy. In September 2020, our collaboration partner, Prevention Genetics, submitted a de novo request seeking FDA authorization to market such an in vitro companion diagnostic device for IMCIVREE as a Class II medical device. In January 2022, the FDA granted the de novo request for classification for the POMC/PCSK1/LEPR CDx Panel for market authorization as a Class II device. In June 2022, the FDA approved our supplemental NDA for the use of IMCIVREE to treat chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS. If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic when we seek additional approvals for setmelanotide, any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining such additional approvals for setmelanotide, or adversely affect the approvals we have already obtained.

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

In order to market IMCIVREE, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we have received FDA approval, EC and UK MHRA marketing authorization for certain indications, we are early in our commercialization efforts and have not yet established a full-scale commercial infrastructure. Therefore, you should not compare us to commercial-stage biotechnology companies, and you should not expect that we will generate substantial revenues or become profitable in the near term. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

Currently, IMCIVREE is the only approved treatment for providing chronic weight management in patients with obesity due to BBS or POMC, PCSK1 or LEPR deficiencies, and there are no approved treatments for chronic weight management in patients with deficiencies due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (HET obesity), SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity, and hypothalamic obesity. Bariatric surgery is not a good treatment option for these genetic diseases of obesity because the severe obesity and hyperphagia associated with these diseases are considered to be risk factors for bariatric surgery. Also, existing therapies indicated for general obesity, including glucagon-like peptide-1 (GLP-1) receptor agonists, such as Wegovy®, and glucose-dependent insulinotropic polypeptide (GIP) and glucagon-like peptide-1 (GLP-1) agonists, such as tirzepatide which is being investigated as a treatment for obesity, do not specifically restore function impaired by genetic deficiencies in the MC4R pathway, which we believe is the root cause of hyperphagia and obesity in patients with MC4R genetic variants. Based on search results from ClinicalTrials.gov, we are unaware of any competitive products in therapeutic clinical studies for the obesity and hyperphagia caused by upstream MC4R pathway deficiencies specifically, however LG Chem has represented it is in early-stage clinical development of an MC4R agonist. New competitors may emerge which could limit our business opportunity in the future.

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

We maintain product liability insurance coverage for our clinical trials and commercial product with a $15.0 million annual aggregate coverage limit. Our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

We rely completely on third party suppliers to manufacture our clinical and commercial drug supplies of setmelanotide, and we intend to rely on third parties to produce preclinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture our clinical and commercial drug supply internally for setmelanotide, or any future product candidates, for use in the conduct of our preclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidate on a clinical or commercial scale. The facilities used by our contract manufacturing organizations, or CMOs, to manufacture the active pharmaceutical ingredient, or API, and final drug product must pass inspection by the FDA and other equivalent competent authorities in foreign jurisdictions pursuant to inspections that have been and will be conducted following submission of NDAs or NDA supplements or relevant foreign regulatory submissions to other equivalent competent authorities in foreign jurisdictions. Our failure or the failure of our CMOs to pass preapproval inspection of the manufacturing facilities of setmelanotide could delay the regulatory approval process. In addition, our clinical trials must be conducted with products produced under GMP and similar foreign regulations. Our failure or the failure of our CROs or CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, including civil and criminal penalties. When we import any drugs or drug substances, we would be subject to FDA, United States Department of Agriculture, and U.S. Bureau of Customs and Border Patrol import regulation requirements. Such enforcement for our failure or our CROs or CMOs’ failure to comply with these regulations could result in import delays, detention of products, and, depending on criteria such as the history of violative activities, the FDA could place a foreign firm or certain drug substances or products on Import Alert and require that all such drug substances or products be subject to detention without physical examination which could significantly impact the global supply chain for setmelanotide. With the exception of those on the FDA’s drug shortage list or properly imported by individuals, the FDCA prohibits the importation of prescription drug products for commercial use if they were manufactured in a foreign country, unless they have been approved or are otherwise authorized to be marketed in the United States and are labeled accordingly.

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

We do not have long term supply agreements in place with all of our contractors involved with the manufacturing of our weekly formulation of setmelanotide. We currently place individual batch or campaign orders with the CMOs/suppliers that are individually contracted under existing master services and quality agreements for the weekly formulation of setmelanotide. If we engage new contractors, we will be required to demonstrate comparability between product lots produced by such new contractors and those we previously utilized, which could delay the development or commercialization of such products or product candidates. In addition, if manufacturing changes occur post-approval, the FDA and foreign regulatory authorities may have to approve these changes before we are able to release product manufactured using revised processes. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of setmelanotide. Our current scale of manufacturing appears adequate to support all of our current needs for clinical trial and initial commercial supplies for setmelanotide. Going forward, we may need to identify additional CMOs or partners to produce setmelanotide on a larger scale.

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

On October 28, 2022, we delivered a written notice to RareStone that we have terminated the RareStone License for cause. In accordance with the notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to the

Company’s global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided written notice to the Company that it objects to the claims in our October 28, 2022 notice, including the Company’s termination of the RareStone License for cause.  On March 16, 2023, we provided written notice to RareStone reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause, and also requested documentation supporting RareStone’s purported dispute notice objecting to the claims in the Notice. RareStone may attempt to cure the alleged breaches, which we believe to be incurable, within the timeframe specified under the RareStone License. There can be no assurance that we will be able to negotiate an appropriate cure to the alleged material breaches and, if required, we expect to seek appropriate relief under the terms of the RareStone License. Termination of, or any possible litigation focused on, the RareStone License could cause significant delays in our product development and commercialization efforts for setmelanotide and could prevent us from commercializing IMCIVREE in the markets covered by the RareStone License without first expanding our internal capabilities or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us. In addition, under the agreement, RareStone agreed to provide funding for certain clinical development activities. To date, no such funding has been provided. If the agreement were terminated, however, we may need to refund any such potential payments and seek additional funding to support the research and development of setmelanotide or discontinue any research and development activities for setmelanotide in China, including mainland China, Hong Kong and Macao, which could have a material adverse effect on our business.

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

Because setmelanotide contains active ingredients that the FDA has determined to be a new chemical entity, it has been afforded five years of non-patent data exclusivity by the FDA. Following the expiration of this marketing exclusivity, the FDA may approve generic products. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for setmelanotide. Recent legislation enacted by Congress created, among other things, new causes of action against innovator companies that refuse to offer samples of drugs for purposes of testing and developing generic or biosimilar products or to allow companies to participate in a shared Risk Evaluation and Mitigation Strategy (REMS). Competition that setmelanotide may face from generic versions could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in setmelanotide.

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

In addition, obtaining FDA approval of an NDA or NDA supplement for additional indications and the approval of an MAA or variation from the EC for additional indications is a complex, lengthy, expensive and uncertain process, and the FDA, EMA or equivalent competent authorities in foreign jurisdictions may delay, limit or deny approval of setmelanotide for many reasons, including, among others:

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

In order to market and sell setmelanotide and any other product candidate that we may develop in the EU and many other jurisdictions, we or our third party collaborators must obtain separate marketing authorizations and comply with numerous and varying regulatory requirements. The marketing authorization procedure varies among countries and can involve additional testing. The time required to obtain marketing authorization may differ substantially from that required to obtain FDA approval. The marketing authorization process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country. We or these third parties may not obtain marketing authorization from competent authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions, and grant of marketing authorization by one competent authority outside the United States does not ensure grant of marketing authorization by competent authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing authorizations and may not receive necessary marketing authorization to commercialize setmelanotide in any market. Additionally, the UK’s withdrawal from the EU, commonly referred to as Brexit, has resulted in the relocation of the EMA from the UK to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the MHRA, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of setmelanotide, or any other product candidates in the EU and/or the UK. Although we have obtained FDA approval and marketing authorization from the EC and the UK MHRA for setmelanotide, any delay in obtaining, or an inability to obtain, any marketing authorization, for any of our other product candidates, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek marketing authorization in the UK and/or EU for any of our other product candidates, which could significantly and materially harm our business.

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

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration, or HRSA, and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs,” such as IMCIVREE, from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA or other legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results.

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

In the United States, numerous federal and state laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and regulations implemented thereunder, collectively HIPAA, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of current and future collaborators. We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Utah, Iowa, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In addition, some of our research activities involve minors, which may be subject to additional laws and can require specialized consent processes, privacy protections, and compliance procedures. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Since the end of the Brexit transition period on January 1, 2021, the UK has operated under a separate regulatory regime to the EU. EU laws regarding medicinal products only apply in respect of the UK to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. The EU laws that have been transposed into United Kingdom law through secondary legislation remain applicable. While the UK has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the UK will align closely with EU law, there remain limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement includes specific provisions concerning medicinal products, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. For example, despite the UK carrying out a public consultation on future changes to the clinical trials legislation, which ended on March 14, 2022, new UK legislation has not yet been published and so it is still somewhat uncertain as to whether the UK clinical trials requirements will align with the EU CTR which became applicable in the EU on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the UK and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Brexit also materially impacted the regulatory regime with respect to the approval of our product candidates. Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). As of January 1, 2021, all existing centralized marketing authorizations were automatically converted into UK marketing authorizations effective in Great Britain and issued with a UK marketing authorization number on January 1, 2021 (unless marketing authorization holders opted out of this scheme). A separate marketing authorization is now required to market drugs in Great Britain. It is currently unclear whether the regulator in the UK, the MHRA is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in Great Britain and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in Great Britain for our product candidates, which could significantly and materially harm our business. The UK’s withdrawal from the EU and the associated uncertainty has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

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

We and certain of our service providers have been and from time to time will continue to be subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for setmelanotide or other product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of setmelanotide and our product candidates could be delayed. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our product and services. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Risks Related to Our Common Stock

Our directors and executive officers and their affiliated entities own a significant percentage of our stock and, if they choose to act together, will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 5.5% of our outstanding voting stock as of March 31, 2023. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The market price for our common stock has been volatile and may continue to fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	plans for, progress of, or results from preclinical studies and clinical trials of setmelanotide;
●	the failure of the FDA or EC to approve IMCIVREE for additional indications;
●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
●	the success or failure of other weight loss therapies and companies targeting rare diseases and orphan drug treatment;
●	regulatory or legal developments in the United States and other countries;
●	failure of setmelanotide, if approved, to achieve commercial success;

●	fluctuations in stock market prices and trading volumes of similar companies;
●	general market conditions and overall fluctuations in U.S. equity markets;
●	variations in our quarterly operating results;
●	changes in our financial guidance or securities analysts’ estimates of our financial performance;
●	changes in accounting principles;
●	our ability to raise additional capital and the terms on which we can raise it;
●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
●	additions or departures of key personnel;
●	discussion of us or our stock price by the press and by online investor communities; and
●	other risks and uncertainties described in these risk factors.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of March 31, 2023, we had 56,852,404 shares of common stock outstanding.

The holders of an aggregate of approximately 3.1 million shares of our common stock, or approximately 5.5% of our total outstanding common stock as of March 31, 2023, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act, the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates and those subject to lock-up agreements, if applicable.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
2.2	Share Purchase Agreement, by and between Rhythm Pharmaceuticals Netherlands B.V. and Xinvento B.V., dated February 27, 2023.	10-K	03/01/2023	2.2
3.1	Amended and Restated Certificate of Incorporation.	10-Q	05/04/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/11/2020	3.1
10.2	Summary of Non-Employee Director Compensation Policy.	10-K	03/01/2023	10.6
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: May 2, 2023	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 2, 2023	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)