Form 10-Q
period 2023-06-30
RHYTHM PHARMACEUTICALS, INC.
filed 2023-08-01
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock as of July 26, 2023 was 56,901,530.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$115,684	$127,677
Short-term investments	137,918	205,611
Accounts receivable, net	13,831	6,224
Inventory	6,178	2,917
Prepaid expenses and other current assets	10,267	11,807
Total current assets	283,878	354,236
Property and equipment, net	1,773	2,197
Right-of-use asset	990	1,182
Intangible assets, net	7,456	7,883
Restricted cash	328	328
Other long-term assets	15,518	16,655
Total assets	$309,943	$382,481
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,383	$4,797
Accrued expenses and other current liabilities	35,708	32,894
Deferred revenue	1,286	1,434
Lease liability	726	684
Total current liabilities	46,103	39,809
Long-term liabilities:
Deferred royalty obligation	79,347	75,810
Lease liability	888	1,260
Derivative liability	1,320	1,340
Total liabilities	127,658	118,219
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 56,896,068 and 56,612,429 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	57	56
Additional paid-in capital	991,182	974,356
Accumulated other comprehensive loss	(14)	(92)
Accumulated deficit	(808,940)	(710,058)
Total stockholders’ equity	182,285	264,262
Total liabilities and stockholders’ equity	$309,943	$382,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$19,221	$2,312	$30,691	$3,810
License revenue	—	6,754	—	6,754
Total revenues	19,221	9,066	30,691	10,564
Costs and expenses:
Cost of sales	2,236	378	3,657	608
Research and development	33,543	31,456	71,487	63,966
Selling, general, and administrative	30,046	22,328	54,674	43,777
Total costs and expenses	65,825	54,162	129,818	108,351
Loss from operations	(46,604)	(45,096)	(99,127)	(97,787)
Other income (expense):
Other income (expense), net	(17)	(133)	34	(366)
Interest expense	(3,303)	(46)	(6,449)	(46)
Interest income	3,221	274	6,660	434
Total other income (expense), net	(99)	95	245	22
Net loss	$(46,703)	$(45,001)	$(98,882)	$(97,765)
Net loss per share, basic and diluted	$(0.82)	$(0.89)	$(1.74)	$(1.94)
Weighted-average common shares outstanding, basic and diluted	56,867,662	50,398,003	56,788,757	50,362,512

Other comprehensive loss:
Net loss	$(46,703)	$(45,001)	$(98,882)	$(97,765)
Foreign currency translation adjustment	(48)	—	(27)	—
Unrealized gain (loss), net on marketable securities	40	(277)	105	(905)
Comprehensive loss	$(46,711)	$(45,278)	$(98,804)	$(98,670)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	56,612,429	$56	$974,356	$(92)	$(710,058)	$264,262
Stock-based compensation expense	—	—	6,376	—	—	6,376
Issuance of common stock in connection with ESPP	32,169	—	665	—	—	665
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	207,806	—	553	—	—	553
Foreign currency translation adjustment	—	—	—	21	—	21
Unrealized gain on marketable securities	—	—	—	65	—	65
Net loss	—	—	—	—	(52,179)	(52,179)
Balance at March 31, 2023	56,852,404	$56	$981,950	$(6)	$(762,237)	$219,763
Stock-based compensation expense			8,891	—	—	8,891
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	43,664	1	341	—	—	342
Foreign currency translation adjustment	—	—	—	(48)	—	(48)
Unrealized gain on marketable securities	—	—	—	40	—	40
Net loss	—	—	—	—	(46,703)	(46,703)
Balance at June 30, 2023	56,896,068	$57	$991,182	$(14)	$(808,940)	$182,285

Balance at December 31, 2021	50,283,574	$50	$813,041	$(1)	$(528,939)	$284,151
Stock-based compensation expense	—	—	4,611	—	—	4,611
Issuance of common stock in connection with ESPP	61,518	—	399	—	—	399
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	48,639	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(628)	—	(628)
Net loss	—	—	—	—	(52,764)	(52,764)
Balance at March 31, 2022	50,393,731	$50	$818,051	$(629)	$(581,703)	$235,769
Stock compensation expense	—	—	5,137	—	—	5,137
Issuance of common stock in connection with exercise of stock options	60,439	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	23	—	23
Unrealized loss on RareStone equity	—	—	—	(300)	—	(300)
Net loss	—	—	—	—	(45,001)	(45,001)
Balance at June 30, 2022	50,454,170	$50	$823,188	$(906)	$(626,704)	$195,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022

Operating activities
Net loss	$(98,882)	$(97,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,267	9,748
Depreciation and amortization	899	788
Non-cash interest expense and amortization of debt issuance costs	6,194	46
Unrealized gain on short-term investments	105	—
Non-cash rent expense	192	(130)
Change in fair value of embedded derivative liability	(20)	—
Acquired IPR&D assets classified as investing activities	5,650	—
Changes in operating assets and liabilities:
Accounts receivable	(7,607)	(1,705)
Inventory	(3,260)	(1,580)
Prepaid expenses and other current assets	(2,864)	2,705
Deferred revenue	(148)	1,023
Other long-term assets, net	1,123	(3,971)
Accounts payable, accrued expenses and other liabilities	5,828	(1,600)
Net cash used in operating activities	(77,523)	(92,441)
Investing activities
Purchases of short-term investments	(145,078)	(50,440)
Maturities of short-term investments	217,175	163,128
Payment of milestone obligation under license agreement	—	(4,000)
Acquisition of IPR&D assets, including transaction costs	(5,395)	—
Purchases of property and equipment	(47)	(187)
Net cash provided by investing activities	66,655	108,501
Financing activities
Proceeds from the exercise of stock options	894	—
Proceeds from issuance of common stock from ESPP	665	399
Repayments on deferred royalty obligation	(2,657)	—
Proceeds from royalty financing agreement, net of issuance costs	—	37,500
Net cash (used in) provided by financing activities	(1,098)	37,899
Effect of exchange rates on cash	(27)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,993)	53,959
Cash, cash equivalents and restricted cash at beginning of period	128,005	59,576
Cash, cash equivalents and restricted cash at end of period	$116,012	$113,535
Supplemental disclosure of non-cash investing activities:
Deferred financing costs in accrued expenses	$—	$1,311
Holdback payable associated with the acquisition, in accrued expenses	$500	$—
Transaction costs associated with the acquisition, in accounts payable	$255	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare diseases. We are focused on advancing our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare melanocortin-4 receptor (MC4R) pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing IMCIVREE® (setmelanotide) for a subset of individuals who have hyperphagia, a pathological hunger that leads to abnormal food-seeking behaviors, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain ultra-rare diseases that is approved or authorized in the United States (US), European Union (EU) and Great Britain.

The Company is a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc. The Company has wholly-owned subsidiaries in the US, Ireland, the United Kingdom, the Netherlands, France, Germany, Italy, Spain and Canada.

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

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic may continue to impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the three and six months ended June 30, 2023, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception. As of June 30, 2023, the Company had an accumulated deficit of $808,940.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

At June 30, 2023, the Company had $253,602 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash and cash equivalents and short-term investments will be sufficient to fund the Company’s operations through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q with the SEC.

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

The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2023, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Reclassification of Prior Year Balances

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows. Specifically, in the condensed consolidated statement of operations and comprehensive loss, the Company reclassified from other (expense) income to interest income $274 and $434 for the three and six months ended June 30, 2022, respectively.  The Company also reclassified from other (expense) income to interest expense $46 for each of the three and six months ended June 30, 2022.  In the condensed consolidated statements of cash flows, the Company reclassified $1,705 to accounts receivable and $1,580 to inventory from prepaid expenses and other current assets for the six months ended June 30, 2022.  The reason for the reclassifications was to conform with the current year’s presentation.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the three months ended June 30, 2023 and 2022, approximately 84% and 86%, respectively, of all of the Company’s revenue was generated from a single customer in the United States. For the six months ended June 30, 2023 and 2022, approximately 83% and 90%, respectively, of all of the Company’s revenue was generated from a single customer in the United States. As of June 30, 2023 and December 31, 2022, approximately 80% and 78%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.

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

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  As of June 30, 2023 and December 31, 2022, the Company determined an allowance for doubtful accounts was not required based upon our review of contractual payments and our customers’ circumstances.

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

The Company received total upfront consideration of $8,040 comprised of an upfront payment of $7,000, and the estimated fair value of the RareStone equity of $1,040.  The Company determined that the RareStone License contains two performance obligations, the delivery of the license and the supply of clinical and commercial product. The Company further determined the supply of commercial product to RareStone contains a significant future discount and estimates the discount to be $1,286, which is recorded as a component of deferred revenue on the condensed consolidated balance sheet at June 30, 2023 and December 31, 2022.

Based on a relative fair-value allocation between the license and the manufacture of clinical and commercial product, the Company recognized $6,754 of license revenue in the consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022 upon the Company fulfilling its obligations in transferring the license to RareStone. The discount related to commercial manufacturing supply will be deferred and recognized over the commercial supply period or upon termination of the agreement.  No license revenue was recognized during the three and six month periods ended June 30, 2023, respectively.

On October 28, 2022, we delivered written notice, or the October Notice, to RareStone that we have terminated the RareStone License for cause. In accordance with the Notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to our global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided written notice to us that it objects to the claims in the Notice, including our termination of the RareStone License for cause.  On March 16, 2023, we provided written notice, or the March Notice, to RareStone reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause, and also requested documentation supporting RareStone’s purported dispute notice objecting to the claims in the Notice. On May 10, 2023, RareStone provided written notice to the Company reaffirming its objections to the claims in our October Notice and March Notice, including to the Company’s termination of the RareStone License for cause.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the three and six months ended June 30, 2023 and 2022, respectively.

Acquired IPR&D and Milestone Expense

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

The Company’s cash equivalents and marketable securities, derivative liability and RareStone equity at June 30, 2023 and December 31, 2022 were carried at fair value, determined according to the fair value hierarchy.  See Note 6 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities at June 30, 2023 and December 31, 2022, respectively.

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

The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	6,992,200	7,176,554	6,992,200	7,176,554
Restricted stock units	1,131,632	718,107	1,131,632	718,107
Performance stock units	599,720	840,564	599,720	840,564
Potential common shares	8,723,552	8,735,225	8,723,552	8,735,225

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

3. Asset Acquisition

Xinvento B.V.

On February 27, 2023, the Company, through its wholly-owned Dutch subsidiary, Rhythm Pharmaceuticals Netherlands B.V., a Dutch private limited liability company (“Rhythm BV”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Xinvento B.V., a Dutch private limited liability company based in the Netherlands (“Xinvento”), and the other parties named therein, pursuant to which, and concurrently with the execution thereof, Rhythm BV acquired all of the issued and outstanding shares of Xinvento. The aggregate consideration at closing was approximately $5,650, inclusive of transaction costs, as adjusted pursuant to the terms of the Purchase Agreement and subject to the distribution and payment terms set forth therein (the “Closing Purchase Price”).

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

The total purchase consideration of $5,650 was composed of $4,520 of cash paid at closing, a $500 holdback, payable on the one-year anniversary of the acquisition, and $630 of acquisition-related costs.  The Company determined that substantially all of the value as of acquisition date related to Xinvento’s In-Process Research and Development.  As a result, the Company determined this transaction should be accounted for as an asset acquisition.

The assets acquired were In-Process Research and Development (IPR&D) assets.  However, since the IPR&D assets were determined to have no alternative future use, the Company recognized the $5,650 of purchase consideration as research and development expense in the six months ended June 30, 2023.

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

Xinvento's results of operations are included in the condensed consolidated financial statements from the date of acquisition. For the three and six months ended June 30, 2023, the net loss associated with the operations of Xinvento was de minimis in the Company’s condensed consolidated statements of operations.

4. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2023	2022
Raw Materials	$2,275	$2,722
WIP	2,946	—
Finished Goods	957	195
Total Inventory	$6,178	$2,917

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Research and development costs	$13,375	$11,379
Professional fees	3,252	4,502
Payroll related	9,366	11,444
Royalties	962	440
Sales Allowances	6,049	2,710
Other	2,704	2,419
Accrued expenses and other current liabilities	$35,708	$32,894

6. Fair Value of Financial Assets and Liabilities

As of June 30, 2023 and December 31, 2022, the carrying amount of cash and cash equivalents and short-term investments was $253,602 and $333,288, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	June 30, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$93,855	$—	$—	$93,855
Marketable securities:
Corporate debt securities and commercial paper	—	137,918	—	137,918
Total	$93,855	$137,918	$—	$231,773
Liabilities:
Derivative liability	$—	$—	$1,320	$1,320
Total	$—	$—	$1,320	$1,320

	Fair Value Measurements as of
	December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial paper	$—	$8,484	$—	$8,484
Money market funds	99,962	—	—	99,962
Marketable securities:
Corporate debt securities and commercial paper	—	205,611	—	205,611
Total	$99,962	$214,095	$—	$314,057
Liabilities:
Derivative liability	$—	$—	$1,340	$1,340
Total	$—	$—	$1,340	$1,340

The estimated fair value of the derivative liability related to our Royalty Interest Financing Agreement (RIFA) with HealthCare Royalty Partners was determined using Level 3 inputs. The fair value measurement of the derivative liability is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

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

	Six months ended
	June 30,
	2023	2022
Beginning aggregate estimated fair value of Level 3 RareStone equity	$—	$—
Initial recording of RareStone equity	—	1,040
Change in fair value of embedded derivative	—	(300)
Ending aggregate estimated fair value of Level 3 RareStone equity	$—	$740

	Six months ended
	June 30,
	2023	2022
Beginning aggregate estimated fair value of Level 3 liabilities	$1,340	$—
Change in fair value of embedded derivative	(20)	—
Ending aggregate estimated fair value of Level 3 liabilities	$1,320	$—

Marketable Securities

The following tables summarize the Company's marketable securities:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$137,905	$13	$—	$137,918
	$137,905	$13	$—	$137,918

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$205,702	$—	$(91)	$205,611
	$205,702	$—	$(91)	$205,611

7. Right of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 2 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of June 30, 2023, the Company has not entered into any lease arrangements classified as a finance lease.

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

The following table presents the maturities of the Company’s operating lease liability related to office space as of June 30, 2023, all of which is under a non-cancellable operating lease:

Operating Lease
2023	$421
2024	851
2025	502
Thereafter	—
Total operating lease payments	1,774
Less: imputed interest	(160)
Total operating lease liability	$1,614

8. Intangible Assets

		As of June 30, 2023			As of December 31, 2022
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Capitalized Milestones	11	$9,000	$(1,544)	$7,456	$9,000	$(1,117)	$7,883

As of June 30, 2023, the Company’s finite-lived net intangible assets, which totaled $7,456 resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.

As of June 30, 2023, amortization expense for the next five years and beyond is summarized as follows:

2023	$428
2024	855
2025	855
2026	855
2027	855
Thereafter	3,608
Total	$7,456

Amortization expense totaled $214, $428, $114 and $216 for the three and six months ended June 30, 2023 and 2022, respectively. Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss.

9. Income Taxes

The Company did not record an income tax provision for the three months ended June 30, 2023 and 2022, respectively, as the Company generated sufficient tax losses during the period. The Company expects to generate sufficient tax losses in the current year to offset income and thus no current year liability is expected.  The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

10. Common Stock

As of June 30, 2023, an aggregate of 14,503,475 shares of common stock were reserved for future issuance under the Company’s stock plans, including outstanding stock options, restricted stock units, and performance stock units that have been issued totaling 8,723,552 and 1,340,676 shares are available for future grants under the Company’s 2017 Employee Stock Purchase Plan.

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

The exercise price of stock options granted under the Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of June 30, 2023, 469,430 stock option awards have been issued under the Inducement Plan. As of June 30, 2023, 234,585 restricted stock unit awards have been granted under the Inducement Plan. As of June 30, 2023, 295,985 shares of common stock are available for future grant under the Inducement Plan.

11. Related-Party Transactions

Expenses paid directly to consultants and vendors considered to be related parties amounted to $383, $705, $498 and $978 for the three and six months ended June 30, 2023 and 2022, respectively. Outstanding payments due to these related parties as of June 30, 2023 and December 31, 2022 were $6 and $13, respectively, and were included within accounts payable on the condensed consolidated balance sheet.

12. Long-Term Obligations

On June 16, 2022, we entered into a RIFA with entities managed by HealthCare Royalty Management, LLC, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors have agreed to pay the Company an aggregate investment amount of up to $100,000, or the Investment Amount. Under the terms of the RIFA, we received $37,500 on June 29, 2022 upon FDA approval of IMCIVREE in BBS, referred to as the Initial Investment Amount, and we received an additional $37,500 on September 29, 2022 of the Investment Amount upon EMA approval for BBS. We are entitled to receive the remaining $25,000 of the Investment Amount forty-five business days following achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.  On July 28, 2023, we gave notice to the Investors that we achieved the specified cumulative net sales milestone and, based on the terms of the agreement, we expect to receive the remaining $24,375 of the Investment Amount net of debt issuance costs during the third quarter of 2023.

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $1,320 and $1,340 as of June 30, 2023 and December 31, 2022, respectively. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the three and six month periods ended June 30, 2023 we recognized other expense (income) of $30 and ($20), due to the remeasurement of the embedded derivative liability, respectively. The carrying value of the deferred royalty obligation as of June 30, 2023 was $79,347 based on $75,000 of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value as of June 30, 2023 and December 31, 2022. The effective interest rate as of June 30, 2023 was 16.18%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $2,662. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: the marketing and commercialization of IMCIVREE (setmelanotide), and the timing of commercialization; the success, cost and timing of our product development activities and clinical trials; our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; the sufficiency of our cash, cash equivalents and short-term investments to fund our operations; the anticipated commercial sales milestone payment from Healthcare Royalty Partners; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed, and the impact of termination; our marketing, commercial sales, and revenue generation; expectations surrounding our manufacturing arrangements; the potential financial impact, growth prospects and benefits of our acquisition of Xinvento B.V.; the impact of the novel coronavirus, or COVID-19, pandemic and the current economic slowdown on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements.  These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks and uncertainties, many of which are beyond our control, and other important factors which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare diseases. We are focused on advancing our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare melanocortin-4 receptor (MC4R) pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing IMCIVREE for a subset of individuals who have hyperphagia, a pathological hunger that leads to abnormal food-seeking behaviors, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain ultra-rare diseases that is approved or authorized in the United States, European Union (EU) and Great Britain. IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS); or (ii) Bardet-Biedl syndrome (BBS). The European Commission (EC) and Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. We have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in ten countries in addition to the United States, and we continue to collaborate with authorities to achieve and or expand access in additional markets.

In addition to initial commercial efforts, we are advancing what we believe is the most comprehensive clinical research program ever initiated in MC4R pathway diseases, with multiple ongoing and planned Phase 2 and Phase 3 clinical trials evaluating setmelanotide.

We are developing setmelanotide to address additional patients with acquired hypothalamic obesity. In our Phase 2 trial evaluating setmelanotide as a treatment for hypothalamic obesity, as announced in November 2022, 16 of 18 patients  achieved the primary endpoint with a body mass index (BMI) decrease greater than 5 percent on setmelanotide therapy, and we observed a 14.5 mean percent reduction in BMI across all patients. On August 1, 2023, we provided an update on progress of our pivotal, Phase 3 clinical trial evaluating setmelanotide in patients with acquired hypothalamic obesity.  The Phase 3 clinical trial is designed to enroll 120 patients aged 4 years or older randomized 2:1 to setmelanotide therapy or placebo for a total of 60 weeks, including up to eight weeks for dose titration. The primary endpoint is the percent change in BMI after approximately 52 weeks on a therapeutic regimen of setmelanotide versus placebo. Key secondary endpoints include the proportion of patients who achieve ≥5% reduction in BMI from baseline in adults (≥18) or BMI Z-score reduction of ≥0.2 from baseline in pediatrics after approximately 52 weeks on a therapeutic regimen of compared with placebo, and mean change in the weekly average of the daily most hunger score in patients ≥12 years from baseline after approximately 52 weeks on a therapeutic regimen of setmelanotide versus placebo. We anticipate completing enrollment in this trial during the fourth quarter of 2023.

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

Additional recent clinical, regulatory, corporate and commercial updates include:

On August 1, 2023, we announced that more than 425 prescriptions for IMCIVREE for BBS were written in the United States from FDA approval through June 30, 2023, from more than 250 physicians and with reimbursement approvals for more than 250 of those prescriptions. More than 125 of the total new prescriptions were written in the second quarter of 2023.

On August 1, 2023, we provided an update on progress of our pivotal, Phase 3 clinical trial evaluating setmelanotide in patients with acquired hypothalamic obesity. Based on the initial pace of patient screening and site activations, we now expect to complete enrollment in the fourth quarter of 2023.

Also on August 1, 2023, we announced that in July 2023, we achieved a commercial sales milestone under the Revenue Interest Financing Agreement (RIFA) with HealthCare Royalty Partners LLC (HealthCare Royalty Partners) entered into in June 2022.  In connection with the achievement of the milestone, we became eligible for a final investment tranche of $24.4 million net of debt issuance costs from HealthCare Royalty Partners. We previously received two tranches totaling $72.3 million net of debt issuance costs under the RIFA.

Also on August 1, 2023, we announced that we anticipate submitting an investigational new drug application, or IND, for RM-718, a new, weekly, MC4R-specific agonist, by the end of 2023. RM-718 is designed to be more targeted, potent and MC1R sparing, with the potential to not cause hyperpigmentation. This new product candidate is being developed as a weekly injection administered through an autoinjector, for which we have composition of matter patent protection into 2041, including patent term adjustment and patent term extension.

Also on August 1, 2023, we announced that IMCIVREE is now commercially available in Canada following the May 2023 approval by Health Canada of IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed biallelic pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency due to variants interpreted as pathogenic, likely pathogenic or of uncertain significance.

On July 19, 2023, we announced two new publications detailing the burden of hyperphagia and obesity for adult caregivers, families and patients living with Bardet-Biedl Syndrome (BBS) based on results of The CAREgiver Burden in BBS (CARE-BBS) study were published in the peer-reviewed journal, The Orphanet Journal of Rare Diseases.

On June 17, 2023, at the Endocrine Society Annual Meeting & Expo (ENDO), we presented new data from the long-term extension portion of our Phase 2 trial evaluating setmelanotide in patients with hypothalamic obesity. The data showed sustained and deepening reductions in weight and body mass index (BMI) in patients receiving at least six months of setmelanotide therapy. As of a data cutoff of November 30, 2022, 13 patients had achieved a 21.0 mean percent reduction in BMI at month six from baseline, which progressed from a 16.8 mean percent reduction at week 16 across these 13 patients.

We also expect to achieve the following near-term milestones:

●	Present data analyses from the Phase 2 and long-term extension trials in hypothalamic obesity in the fall of 2023;
●	Announce preliminary data from the open-label part of the Phase 2 DAYBREAK trial from one or more genetically defined cohorts in the second half of 2023;
●	Announce topline data from the ongoing Phase 3, open-label pediatrics trial evaluating one year of setmelanotide therapy in patients with MC4R pathway deficiencies between the ages of two and six years old in the second half of 2023;
●	Announce data from the ongoing Phase 3 switch trial evaluating a weekly formulation of setmelanotide in the second half of 2023;
●	Complete patient enrollment in the pivotal Phase 3 clinical trial in hypothalamic obesity in the fourth quarter of 2023;

●	Provide an update on pre-clinical development programs, including RM-718 and our congenital hyperinsulinism (CHI) program, in the fourth quarter of 2023, with INDs anticipated for RM-718 by the end of 2023 and for CHI in 2024; and
●	Initiate a Phase 3, randomized, double-blind trial in patients naïve to setmelanotide therapy (“de novo study”) to evaluate the weekly formulation of setmelanotide in patients with BBS in 2024.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated sufficient cash flows from product sales and we have financed our operations primarily through the proceeds received from the sales of common and preferred stock, royalty interest financing, asset sales, collaboration and license agreements, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock.  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through October 2022, we have raised aggregate net proceeds of approximately $742.6 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We also received $100.0 million from an asset sale, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. in February 2021. In December 2021, we entered into an Exclusive License Agreement with RareStone Group Ltd., and received $7.0 million in connection with the execution of that agreement.  In June 2022, we entered into the RIFA, with entities managed by HealthCare Royalty Partners, collectively referred to as the Investors, and received cumulative proceeds of $73.2 million, net of certain transaction costs at closing. Additionally, there is $25.0 million of additional proceeds available to us under our RIFA if certain sales-based milestones are achieved during 2023.  We gave notice to the Investors on July 28, 2023 that we have achieved the specified sales-based milestones under the RIFA, and as such, expect to receive proceeds of $24.4 million, net of debt issuance costs, in the third quarter of 2023.

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

As of June 30, 2023 we had an accumulated deficit of $808.9 million. Our net loss was $46.7 million, $98.9 million, $45.0 million and $97.8 million, for the three and six months ended June 30, 2023 and 2022, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:

●	continue to conduct clinical trials for setmelanotide;
●	engage contract manufacturing organizations, or CMOs, for the manufacture of clinical and commercial-grade setmelanotide;
●	seek regulatory approval for setmelanotide for additional indications;
●	expand our clinical, regulatory, commercial and corporate infrastructure and expand operations globally;
●	engage in the sales and marketing efforts necessary to support the continued commercial efforts of IMCIVREE globally;
●	take into account the levels, timing and collection of revenue earned from sales of IMCIVREE and other products approved in the future, if any;
●	advance our pre-clinical development programs, including RM-718 and our CHI program; and
●	continue to operate as a public company.

As of June 30, 2023, our existing cash and cash equivalents and short-term investments were approximately $253.6 million. We expect that our existing cash and cash equivalents and short-term investments, together with the anticipated $24.4 million milestone payment net of debt issuance costs from HealthCare Royalty Partners, will be sufficient to fund our operations into 2025.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Financial Operations Overview

Revenue

To date, we have generated less than $55.0 million of revenue from product sales.  Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021.  We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France during March 2022 under the paid early access program.  IMCIVREE was approval by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively.  Following these approvals for BBS, we expect our sales of IMCIVREE will continue to grow as we identify and treat more patients with this disease and obtain  reimbursement throughout the international markets in which we operate.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the product cost component related to IMCIVREE included in cost of sales for the three and six months ended June 30, 20232022 was insignificant.  We expect cost of sales to increase in 2023 as we sell inventory that is produced after we began capitalizing manufacturing costs for IMCIVREE commercial inventory and experience increased enrollment in our patient assistance programs.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery and genetic sequencing efforts, and the clinical development of setmelanotide, which include:

●	expenses incurred under agreements with third parties, including CROs that conduct research and development and preclinical activities on our behalf, and the cost of consultants and CMOs that manufacture drug products for use in our preclinical studies and clinical trials;
●	employee-related expenses including salaries, benefits and stock-based compensation expense;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials;
●	the cost of genetic sequencing of potential patients in clinical studies; and
●	facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs.
●	Acquired in process research and development costs associated with the acquisition of Xinvento B.V., or Xinvento.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our current research and development expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Research and development summary	2023	2022	2023	2022
Research and development expense	$33,543	$31,456	$71,487	$63,966

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selling, general and administrative summary	2023	2022	2023	2022
Selling, general and administrative expense	$30,046	$22,328	$54,674	$43,777

We anticipate that our selling, general and administrative expenses will increase in the future to support our continued and expanding commercialization efforts for IMCIVREE in the United States and the European Union as well as increased costs of operating as a global commercial stage biopharmaceutical public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, compliance with local rules and regulations in the United States and foreign jurisdictions, exchange listing and Securities and Exchange Commission (SEC) expenses, insurance and investor relations costs, among other expenses.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Change
	2023	2022	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$19,221	$2,312	$16,909	731%
License revenue	—	6,754	(6,754)	(100)%
Total revenues	19,221	9,066	10,155	112%
Costs and expenses:
Cost of sales	2,236	378	1,858	492%
Research and development	33,543	31,456	2,087	7%
Selling, general, and administrative	30,046	22,328	7,718	35%
Total costs and expenses	65,825	54,162	11,663	22%
Loss from operations	(46,604)	(45,096)	(1,508)	3%
Other income (expense), net	(99)	95	(194)	(205)%
Net loss	$(46,703)	$(45,001)	$(1,702)	4%

Product revenue, net.  Product revenue, net increased by $16.9 million to $19.2 million for the three months ended June 30, 2023 from $2.3 million for the three months ended June 30, 2022, an increase of 731%.  We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States in June 2022 and ten other countries since then. During the three months ended June 30, 2023 and 2022, a substantial amount of our product revenue, or 86%, respectively, has been generated in the United States.

License revenue.  License revenue decreased from $6.8 million for the three months ended June 30, 2022 to zero, or a decrease of 100%.  The license revenue recognized in 2022 was entirely related to the license we granted to RareStone in December 2021 to develop, manufacture, commercialize and otherwise exploit any pharmaceutical product that contains setmelanotide in the diagnosis, treatment or prevention of conditions and diseases in humans in China, including mainland China, Hong Kong and Macao.  We completed our activities required to transfer the license to RareStone during the three month period ending June 30, 2022, which resulted in the recognition of the license revenue.  We do not expect to recognize additional license revenue related to the RareStone arrangement during 2023.

Cost of sales. Cost of sales increased by $1.9 million to $2.2 million for the three months ended June 30, 2023, an increase of 492%.  Most of the IMCIVREE manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the product cost component related to IMCIVREE included in our cost of sales for the three months ended June 30, 2022 was insignificant.  Cost of sales primarily reflects a royalty due to Ipsen Pharma S.A.S., or Ipsen, on our net product sales and the amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the U.S. and EU, the cost of product, as well as costs associated with our patient assistance programs.  Specifically, the $1.9 million increase in cost of sales for the three months ended June 30, 2023 was due to $0.8 million of additional royalties due to our growth in sales, $0.8 million attributed to product cost primarily associated with higher sales volume and $0.3 million of product  costs for our patient assistance program.  We expect cost of sales as a percentage of product revenue, net to be in a range of 11% to 13% during 2023.

Research and development expense. Research and development expense increased by $2.1 million to $33.5 million for the three months ended June 30, 2023 from $31.5 million for the three months ended June 30, 2022, an increase of 7%. The net increase was primarily due to the following:

●	an increase of $2.4 million in our clinical trial costs associated with increased activity in our Phase 2 DAYBREAK and Phase 3 EMANATE trials as well as our long-term extension and Phase 3 hypothalamic obesity trials. These costs were partially offset by reduced activity due to the completion and winding down of our Phase 2 hypothalamic obesity study, QTc trial, BBS trial, Phase 2 Basket trial, Phase 3 pediatrics trial and our renal study and our de novo and switch trials;
●	an increase of $1.6 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs;
●	an increase of $0.6 million due to increased safety and toxicology costs; and
●	an increase of $0.6 million due to increased gene sequencing costs to support our expanded clinical programs.

The above increases were partially offset by:

●	a decrease of $3.1 million in costs associated with the manufacturing of clinical material.

Selling, general and administrative expense. Selling, general and administrative expense increased by $7.7 million to $30.0 million for the three months ended June 30, 2023 from $22.3 million for the three months ended June 30, 2022, an increase of 35%. The increase was primarily due to the following:

●	an increase of $6.3 million due to increased salaries, benefits and stock-based compensation related costs associated with additional headcount to support our expanding business operations as well as to build out our commercial operations in the United States and internationally;
●	an increase of $2.5 million related to professional services costs, including legal and tax services; and
●	an increase of $1.2 million due to increased costs associated with information technology, international office space, sponsorships and general corporate travel related expenses for our expanding workforce.

The above increases were partially offset by:

●	a decrease of $1.8 million related to costs associated with sales and marketing activities for IMCIVREE in preparation of BBS launch during the prior year.

Other income (expense), net.  Other income (expense), net was ($0.1) million for the three months ended June 30, 2023. Total other income (expense), net for the three months ended June 30, 2023 consists of $3.1 million of interest expense related to our RIFA with HealthCare Royalty Partners, a $0.1 million fair market value adjustment related to our RIFA embedded derivative and $0.1 million of net realized foreign currency loss.  The expense was offset by interest income of $3.2 million earned by our short-term investments.

Net loss. Net loss increased by $1.7 million to $46.7 million for the three months ended June 30, 2023,

from net loss of $45.0 million for the three months ended June 30, 2022. The increase in net loss was a result of higher current period operating costs and expenses, as noted above, partially offset by increased revenues.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended
	June 30,		Change
	2023	2022	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$30,691	$3,810	$26,881	706%
License revenue	—	6,754	(6,754)	(100)%
Total revenues	30,691	10,564	20,127	606%
Costs and expenses:
Cost of sales	3,657	608	3,049	501%
Research and development	71,487	63,966	7,521	12%
Selling, general, and administrative	54,674	43,777	10,897	25%
Total costs and expenses	129,818	108,351	21,467	20%
Loss from operations	(99,127)	(97,787)	(1,340)	1%
Other income (loss), net	245	22	223	1,037%
Net loss	$(98,882)	$(97,765)	$(1,117)	1%

Product revenue, net.  Product revenue, net increased by $26.9 million to $30.7 million for the six months ended June 30, 2023 from $3.8 million for the six months ended June 30, 2022, an increase of 706%.  We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States in June 2022 and in ten other countries since then. During the six months ended June 30, 2023 and 2022, a substantial amount of our product revenue, or 85% and 90%, respectively, has been generated in the United States.

License revenue.  License revenue decreased by $6.8 million for the six months ended June 30, 2023 to zero, or a decrease of 100%.  The license revenue recognized in 2022 was entirely related to the license we granted to RareStone in December 2021 to develop, manufacture, commercialize and otherwise exploit any pharmaceutical product that contains setmelanotide in the diagnosis, treatment or prevention of conditions and diseases in humans in China, including mainland China, Hong Kong and Macao.  We completed our activities required to transfer the license to RareStone during three month period ending June 30, 2022, which resulted in the recognition of the license revenue.  We do not expect to recognize additional license revenue related to the RareStone arrangement during 2023.

Cost of sales. Cost of sales increased by $3.0 million to $3.7 million for the six months ended June 30, 2023, an increase of 501%.  Most of the IMCIVREE manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the product cost component related to IMCIVREE included in our cost of sales for the six months ended June 30, 2022 was insignificant.  Cost of sales primarily reflects a royalty due to Ipsen Pharma S.A.S., or Ipsen, on our net product sales and the amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the U.S. and EU, the cost of product as well as costs associated with our patient assistance programs.  Specifically, the $3.0 million increase in cost of sales for the six months ended June 30, 2023 was due to $1.3 million of additional royalties due to our growth in sales, $1.3 million attributed to product cost primarily associated with higher sales volume and $0.4 million of product costs for our patient assistance program.  We expect cost of sales as a percentage of product revenue, net to be in a range of 11% to 13% during 2023.

Research and development expense. Research and development expense increased by $7.5 million to $71.5 million for the six months ended June 30 2023 from $64.0 million for the six months ended June 30, 2022, an increase of 12%. The net increase was primarily due to the following:

●	an increase of $5.7 million in our research and development costs related to in process research and development asset acquired in the Xinvento acquisition;
●	an increase of $4.1 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs;

●	an increase of $2.3 million due to increased gene sequencing costs to support our expanded clinical programs;
●	an increase of $1.4 million in our next generation assets; and
●	an increase of $0.6 million due to increased safety and toxicology costs.

The above increases were partially offset by:

●	a decrease of $4.8 million in costs associated with the manufacturing of clinical material;
●	a decrease of $1.0 million in development milestones earned by Camurus AB, or Camurus related to development milestone achieved related to our weekly formulation; and
●	a decrease of $0.4 million in our clinical trial costs associated with decreased activity in our long-term extension trials as well as the completion and winding down of our Phase 2 hypothalamic obesity study, QTc trial, BBS trial, Phase 2 Basket trial, Phase 3 pediatrics trial and our renal study and our de novo and switch trials partially offset by increased activity in our Phase 2 DAYBREAK, Phase 3 EMANATE and our Phase 3 hypothalamic obesity trials.

Selling, general and administrative expense. Selling, general and administrative expense increased by $10.9 million to $54.7 million for the six months ended June 30, 2023 from $43.8 million for the six months ended June 30, 2022, an increase of 25%. The increase was primarily due to the following:

●	an increase of $9.3 million due to increased salaries, benefits and stock-based compensation related costs associated with additional headcount to support our expanding business operations as well as to build out our commercial operations in the United States and internationally;
●	an increase of $2.8 million related to professional services costs; and
●	an increase of $2.1 million due to increased costs associated with information technology, international office space, sponsorships and general corporate travel related expenses for our expanding workforce.

The above increases were partially offset by:

●	a decrease of $3.2 million related to costs associated with sales and marketing activities for IMCIVREE in preparation of BBS launch during the prior year.

Other income (expense), net.  Other (income) expense, net was $0.2 million for the six months ended June 30, 2023. Total other (income) expense, net for the six months ended June 30, 2023 consists of interest income of $6.4 million primarily due to improved interest rates, partially offset by $6.2 million of interest expense related to our RIFA with HealthCare Royalty Partners. The fair market value adjustment related to our RIFA embedded derivative for the six months ended June 30, 2023 was de minimis.

Net loss. Net loss increased by $1.1 million to $98.9 million for the six months ended June 30, 2023, from net loss of $97.8 million for the six months ended June 30, 2022. The increase in net loss was a result of higher current period operating costs and expenses, as noted above partially offset by increased revenues.

Liquidity and Capital Resources

As of June 30, 2023, our cash and cash equivalents and short-term investments were approximately $253.6 million.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(77,523)	$(92,441)
Investing activities	66,655	108,501
Financing activities	(1,098)	37,899
Effect of exchange rates on cash	(27)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11,993)	53,959

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $77.5 million for the six months ended June 30, 2023 and consisted primarily of a net loss of $98.9 million adjusted for non-cash items of $22.6 million, which consisted of non-cash stock-based compensation, depreciation and amortization, rent expense and the change in the fair value of our embedded derivative liability. Our net loss also includes $5.7 million of acquired In-Process Research and Development (IPR&D) assets, which are classified as investing activities.  The change in operating assets and liabilities used net cash of approximately $6.1 million, primarily driven by a net increase in accounts payable and accrued expenses of $5.8 million due to the timing of payments, offset by increases in accounts receivable and inventory of $10.9 million and a net increase in prepaid expenses and other assets of $1.9 million.

Net cash used in operating activities was $92.4 million for the six months ended June 30, 2022 and consisted primarily of a net loss of $87.3 million adjusted for non-cash items of $10.5 million, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense. The change in operating assets and liabilities reflected a total use of cash of approximately $4.5 million from a decrease in other long-term assets, prepaid expenses and other current assets coupled with a $0.6 million decrease in accounts payable, deferred revenue and accrued expenses and other current liabilities.

Net cash provided by investing activities

Net cash provided by investing activities was $66.7 million for the six months ended June 30, 2023 and relates to $217.2 million of maturities of short-term investments, partially offset by $145.1 million of purchases of short-term investments.  We also used approximately $5.4 million to acquire Xinvento’s IPR&D assets and $0.1 million to the purchase of property plant and equipment.

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

.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $1.1 million for the six months ended June 30, 2023, which comprised of $2.7 million of RIFA payments partially offset by $1.6 million of cash proceeds from the exercise of stock options and the issuance of common stock from our 2017 Employee Stock Purchase Plan, or the ESPP.

Net cash provided by financing activities was $37.9 million for the six months ended June 30, 2022, which represents the net proceeds from the RIFA coupled with the net proceeds from the issuance of common stock from our ESPP.

Revenue Interest Financing Agreement

On June 16, 2022, we announced a non-dilutive Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners, for a total investment amount of up to $100 million. In exchange for the total investment amount to be received by Rhythm, HealthCare Royalty will receive a tiered royalty based on global net product sales generated by IMCIVREE. For additional information, see Note 12, “Long-term Obligations” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We expect that our existing cash and cash equivalents and short-term investments, together with the anticipated $24.4 million milestone payment, net of debt issuance costs from HealthCare Royalty Partners, will be sufficient to fund our operations into 2025. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the cost to commercialize setmelanotide, by building an internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the scope, progress, results and costs of clinical trials for our setmelanotide program;
●	the costs, timing and outcome of regulatory review of our setmelanotide program;
●	the obligations owed to Ipsen, Camurus and Takeda Pharmaceutical Company Limited pursuant to our license agreements;
●	the obligations owed to Xinvento pursuant to our purchase agreement
●	the extent to which we acquire or in-license other product candidates and technologies;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company, including those resulting from losing our emerging growth company status.

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

Contractual obligations

As of June 30, 2023, apart from additional contractual obligations under our acquisition of Xinvento as disclosed in Note 3, “Asset Acquisition”, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases. Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide. To date we have generated less than $55.0 million of revenue from product sales. In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by a U.S. Food and Drug Administration (FDA)-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or Bardet-Biedl syndrome (BBS). The European Commission (EC) has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The UK’s Medicines & Healthcare Products Regulatory Agency (MHRA) authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above.

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

Our net losses were $46.7 million, $98.9 million, $45.0 million and $97.8 million for the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $808.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, having obtained marketing approval for IMCIVREE, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. We have and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date we have generated less than $55.0 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Absent our entering into collaboration or partnership agreements, we have and expect to continue to incur significant sales and marketing costs as we continue to commercialize setmelanotide. Even though IMCIVREE is FDA approved and authorized by the EC and MHRA for certain indications, and even if we successfully complete our pivotal and other clinical trials and setmelanotide is approved for commercial sale in additional indications, setmelanotide may not be a commercially successful drug. As of result of the acquisition of Xinvento B.V., we expect to devote substantial financial resources to the research and development and potential commercialization of a therapeutic product candidate for CHI. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate significant product revenue, we will not become profitable and will be unable to continue operations without continued funding.

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

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through October 2022, we raised aggregate net proceeds of approximately $742.6 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into a Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners for a total investment amount of up to $100.0 million, conditioned upon our achievement of certain clinical development and sales milestones. As of June 30, 2023, we have received $72.3 million of aggregate proceeds, net of debt issuance costs, under the RIFA. As of June 30, 2023, our cash and cash equivalents and short-term investments were approximately $253.6 million. We expect that our existing cash and cash equivalents and short-term investments, together with the anticipated $24.4 million net of debt issuance costs from HealthCare Royalty Partners, will be sufficient to fund our operations into 2025. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light supply chain issues and labor shortages, rising inflation and interest rates and international turmoil, including due to the ongoing hostilities between Russia and Ukraine, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

On June 16, 2022, we entered into the RIFA with entities managed by HealthCare Royalty Management, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors agreed to pay us an aggregate investment amount of up to $100.0 million, or the Investment Amount. Under the terms of the RIFA, we received $37.5 million on June 29, 2022 upon FDA approval of IMCIVREE in BBS, and an additional $37.5 million on September 29, 2022, following EC marketing authorization for BBS on September 6, 2022. We are entitled to receive the remaining $24.4 million of the Investment Amount, net of debt issuance costs forty-five business days following achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023. On July 28, 2023, we gave notice to the Investors that we achieved the cumulative net sales required for the disbursement of the remaining $24.4 million of the Investment Amount, net of debt issuance costs.

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

We are actively working to advance additional genetic variants related to the MC4R pathway through our clinical development program. Our continued development efforts are focused on obesity related to several single gene related, or monogenic, MC4R pathway impairments: BBS; obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, variants; obesity due to SH2B adapter protein 1, or SH2B1; hypothalamic obesity; and MC4R deficiency obesity. Enrollment in our pivotal Phase 3 EMANATE clinical trial of setmelanotide is ongoing. The trial is a randomized, double-blind, placebo-controlled study with four independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; or certain variants of SH2B1 genes. After receiving feedback from the FDA in April 2022 that indicated that additional clinical trials to support potential registration for non-rare patient populations would likely be required, we eliminated a fifth sub-study intended to evaluate setmelanotide in patients with a PCSK1 N221D variant. Each of the four sub-studies will be entirely independent of the others and, if successful, is designed to support separate regulatory submissions to the FDA and EMA in each studied indication. However, the FDA and EMA may not view positive results in one sub-study, even if such results are statistically significant and clinically meaningful, as being sufficient for approval for any given indication.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the EU CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The EU CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The EU CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the EU CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the EU CTR. Compliance with the EU CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom (UK) will seek to align its regulations with the EU. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations are aligned with the CTR. A decision by the UK not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

In the EU, orphan designation is granted by the EC based on a scientific opinion of the EMA’s Committee for Orphan Medicinal Products. A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization.

Grant of orphan designation by the EC also entitles the holder of this designation to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Orphan designation must be requested before submitting an application for marketing authorization. In addition to a range of other benefits during the development and regulatory review, orphan medicinal products are, upon grant of marketing authorization, entitled to ten years of exclusivity in all EU member states for the approved therapeutic indication, which means that the competent authorities cannot accept another marketing authorization application, grant a marketing authorization, or accept an application to extend a marketing authorization for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Marketing authorization may, however, be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities.

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

The COVID-19 pandemic has impacted multiple countries and regions, including the United States, Canada, Europe, and China, where we have planned or ongoing preclinical studies and clinical trials. If the COVID-19 pandemic and disruptions caused by government actions to limit its spread continue for a significant length of time or are reenacted, we may experience additional disruptions that could severely impact our business, preclinical studies, clinical trials and our commercialization prospects, including:

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

As the COVID-19 pandemic and its impact continues to evolve, the extent to which the pandemic may further impact our business, preclinical studies, clinical trials and our commercialization prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence. While the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, the recession or economic downturn resulting from the spread of COVID-19 could materially affect our business.

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

In order to market IMCIVREE, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we have received FDA approval, EC and MHRA marketing authorization for certain indications, we are early in our commercialization efforts and have not yet established a full-scale commercial infrastructure. Therefore, you should not compare us to commercial-stage biotechnology companies, and you should not expect that we will generate substantial revenues or become profitable in the near term. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

On October 28, 2022, we delivered a written notice to RareStone that we have terminated the RareStone License for cause. In accordance with the notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to the

Company’s global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided written notice to the Company that it objects to the claims in our October 28, 2022 notice, including the Company’s termination of the RareStone License for cause.  On March 16, 2023, we provided written notice to RareStone reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause, and also requested documentation supporting RareStone’s purported dispute notice objecting to the claims in the Notice. On May 10, 2023, RareStone provided written notice to the Company reaffirming its objections to the claims in our October 28, 2022 notice and March 16, 2023 notice, including to the Company’s termination of the RareStone License for cause. There can be no assurance that we will be able to negotiate an appropriate cure to the alleged material breaches, which we believe are incurable, and, if required, we expect to seek appropriate relief under the terms of the RareStone License. Termination of, or any possible litigation focused on, the RareStone License could cause significant delays in our product development and commercialization efforts for setmelanotide and could prevent us from commercializing IMCIVREE in the markets covered by the RareStone License without first expanding our internal capabilities or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us. In addition, under the agreement, RareStone agreed to provide funding for certain clinical development activities. To date, no such funding has been provided. If the agreement were terminated, however, we may need to refund any such potential payments and seek additional funding to support the research and development of setmelanotide or discontinue any research and development activities for setmelanotide in China, including mainland China, Hong Kong and Macao, which could have a material adverse effect on our business.

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

Risks Related to Regulatory Approval and Marketing of Setmelanotide and Other Legal Compliance Matters

Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of setmelanotide. We depend primarily on the success of setmelanotide, and we cannot be certain that we will be able to obtain additional regulatory approvals for, or successfully commercialize, setmelanotide. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize setmelanotide in additional indications in the United States or in foreign jurisdictions, and our ability to generate revenue will be materially impaired.

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends entirely on its successful clinical development, regulatory approval and commercialization. In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to POMC, PCSK1 or LEPR deficiency as determined by a FDA-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or BBS. The EC has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The MHRA authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. Setmelanotide will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization in indications beyond those currently approved for IMCIVREE in the United States, the EU and Great Britain. The clinical trials, manufacturing and marketing of setmelanotide are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide.

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

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for a revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory exclusivity, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council.  The proposals may be substantially revised before adoption, which is not anticipated before the end of 2024 or early 2025. The revisions, may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined but, is likely to be significant.

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

While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. For example, we are actively evaluating IMCIVREE in subjects with other forms of obesity caused by defects in the MC4R pathway. We are not currently permitted to, and do not, market or promote setmelanotide for these uses.

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

In the United States, numerous federal and state laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and regulations implemented thereunder, collectively HIPAA, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of current and future collaborators. We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states and are continuing to be proposed, at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In addition, some of our research activities involve minors, which may be subject to additional laws and can require specialized consent processes, privacy protections, and compliance procedures. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Among other requirements, the GDPR and UK GDPR also regulate transfers of personal data subject to the GDPR or UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States.  Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers.  Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers arrangements within required time frames.

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

The results of the United Kingdom’s departure from the EU may continue to have a negative effect on global economic conditions, financial markets and our business.

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU law and has operated under a separate regulatory regime to the EU. It is currently unclear to what extent the UK Government will seek to align its regulations with the EU. EU law which has been transposed into

UK law through secondary legislation still remains applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, a targeted number of EU-derived laws will be revoked in 2023. While the UK has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the UK will align closely with EU law, there remain limited detailed proposals for the future regulation of medicinal products.

Under the terms of the Ireland/Northern Ireland Protocol, EU law still generally applies to Northern Ireland. However, on February 27, 2023 the UK Government and the European Commission reached a political agreement in the “Windsor Framework” to address discrepancies in the Protocol’s operation. The Windsor Framework proposes that Northern Ireland will be fully integrated under the regulatory authority of the MHRA and such proposed changes will be introduced by secondary legislation. Consequently, there may be uncertainty in relation to the effects of such regulatory changes on our business.

New EU legislation such as the (EU) CTR is not applicable in Great Britain post-Brexit. Whilst the EU-UK Trade and Cooperation Agreement (TCA) includes the mutual recognition of Good Manufacturing Practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK. Similarly, clinical trial submissions in the UK will not be able to be bundled with those of EU Member States within the EMA Clinical Trial Information System (CTIS). Any divergences may increase the cost and complexity of running our business, including with respect to the conduct of clinical trials.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, the withdrawal could continue to impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK. Great Britain is no longer covered by the EU’s procedures for the grant of MA (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A separate MA is required to market drugs in Great Britain. Such changes could increase our costs and otherwise adversely affect our business. Any delay in obtaining, or an inability to obtain regulatory approvals, as a result of Brexit or otherwise, may prevent us from commercializing our product candidates in Great Britain and restrict our ability to generate revenue and achieve or sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in Great Britain for our product candidates, which could significantly and materially harm our business.

Any further changes in relation to international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may reduce global trade and, in particular, trade between the impacted nations and the UK.

It is unclear what financial, regulatory and legal implications the withdrawal of the UK from the EU will have in the long-term and how such withdrawal will affect us, and the full extent to which our business could be adversely affected.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite the implementation of security measures, our information technology systems and those of our third-party CROs, CMOs and other contractors and consultants are vulnerable to attack, damage, or interruption by hacking, cyberattacks, computer viruses and malware (e.g. ransomware), malicious code, phishing attacks and other social engineering schemes, unauthorized access, natural disasters, terrorism, telecommunication and electrical failures, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Any such attack, incident or breach could compromise our information technology systems and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen. Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic and continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 5.5% of our outstanding voting stock as of June 30, 2023. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The holders of an aggregate of approximately 3.1 million shares of our common stock, or approximately 5.5% of our total outstanding common stock as of June 30, 2023, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act, the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates and those subject to lock-up agreements, if applicable.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

RHYTHM PHARMACEUTICALS, INC.

Dated: August 1, 2023	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2023	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)