Form 10-Q
period 2023-09-30
RHYTHM PHARMACEUTICALS, INC.
filed 2023-11-08
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2023 was 59,096,454.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$64,593	$127,677
Short-term investments	234,667	205,611
Accounts receivable, net	14,541	6,224
Inventory	7,762	2,917
Prepaid expenses and other current assets	7,638	11,807
Total current assets	329,201	354,236
Property and equipment, net	1,545	2,197
Right-of-use asset	888	1,182
Intangible assets, net	7,242	7,883
Restricted cash	328	328
Other long-term assets	14,995	16,655
Total assets	$354,199	$382,481
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,839	$4,797
Accrued expenses and other current liabilities	44,271	32,894
Deferred revenue	1,286	1,434
Lease liability	748	684
Total current liabilities	50,144	39,809
Long-term liabilities:
Deferred royalty obligation	104,699	75,810
Lease liability	692	1,260
Derivative liability	1,190	1,340
Total liabilities	156,725	118,219
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 59,089,352 and 56,612,429 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	59	56
Additional paid-in capital	1,050,631	974,356
Accumulated other comprehensive loss	(113)	(92)
Accumulated deficit	(853,103)	(710,058)
Total stockholders’ equity	197,474	264,262
Total liabilities and stockholders’ equity	$354,199	$382,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$22,504	$4,284	$53,194	$8,094
License revenue	—	—	—	6,754
Total revenues	22,504	4,284	53,194	14,848
Costs and expenses:
Cost of sales	2,412	497	6,069	1,105
Research and development	33,570	21,116	105,059	85,082
Selling, general, and administrative	30,475	21,938	85,158	65,715
Total costs and expenses	66,457	43,551	196,286	151,902
Loss from operations	(43,953)	(39,267)	(143,092)	(137,054)
Other income (expense):
Other income (expense), net	(159)	(370)	(369)	(370)
Interest expense	(3,149)	(2,144)	(9,342)	(2,190)
Interest income	3,466	920	10,126	988
Total other income (expense), net	158	(1,594)	415	(1,572)
Loss before taxes	(43,795)	(40,861)	(142,677)	(138,626)
Provision for income taxes	368	—	368	—
Net loss	$(44,163)	$(40,861)	$(143,045)	$(138,626)
Net loss per share, basic and diluted	$(0.76)	$(0.79)	$(2.50)	$(2.73)
Weighted-average common shares outstanding, basic and diluted	57,874,960	51,400,922	57,154,803	50,712,452

Other comprehensive loss:
Net loss	$(44,163)	$(40,861)	$(143,045)	$(138,626)
Reclassification of losses on RareStone equity into net loss		300
Foreign currency translation adjustment	76	—	49	—
Unrealized gain (loss), net on marketable securities	(175)	267	(70)	(338)
Comprehensive loss	$(44,262)	$(40,294)	$(143,066)	$(138,964)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	56,612,429	$56	$974,356	$(92)	$(710,058)	$264,262
Stock-based compensation expense	—	—	6,376	—	—	6,376
Issuance of common stock in connection with ESPP	32,169	—	665	—	—	665
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	207,806	—	553	—	—	553
Foreign currency translation adjustment	—	—	—	21	—	21
Net unrealized gains on short-term investments	—	—	—	65	—	65
Net loss	—	—	—	—	(52,179)	(52,179)
Balance at March 31, 2023	56,852,404	$56	$981,950	$(6)	$(762,237)	$219,763
Stock-based compensation expense	—	—	8,891	—	—	8,891
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	43,664	1	341	—	—	342
Foreign currency translation adjustment	—	—	—	(48)	—	(48)
Net unrealized gains on short-term investments	—	—	—	40	—	40
Net loss	—	—	—	—	(46,703)	(46,703)
Balance at June 30, 2023	56,896,068	$57	$991,182	$(14)	$(808,940)	$182,285
Stock-based compensation expense	—	—	8,612	—	—	8,612
Issuance of common stock in connection with ESPP	17,650	—	388	—	—	388
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	156,389	—	1,576	—	—	1,576
Issuance of common stock upon completion of ATM equity offering, net of offering costs	2,019,245	2	48,873	—	—	48,875
Foreign currency translation adjustment	—	—	—	76	—	76
Net unrealized losses on short-term investments	—	—	—	(175)	—	(175)
Net loss	—	—	—	—	(44,163)	(44,163)
Balance at September 30, 2023	59,089,352	$59	$1,050,631	$(113)	$(853,103)	$197,474

Balance at December 31, 2021	50,283,574	$50	$813,041	$(1)	$(528,939)	$284,151
Stock-based compensation expense	—	—	4,611	—	—	4,611
Issuance of common stock in connection with ESPP	61,518	—	399	—	—	399
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	48,639	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(628)	—	(628)
Net loss	—	—	—	—	(52,764)	(52,764)
Balance at March 31, 2022	50,393,731	$50	$818,051	$(629)	$(581,703)	$235,769
Stock compensation expense	—	—	5,137	—	—	5,137
Issuance of common stock in connection with exercise of stock options	60,439	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	23	—	23
Unrealized loss on RareStone equity	—	—	—	(300)	—	(300)
Net loss	—	—	—	—	(45,001)	(45,001)
Balance at June 30, 2022	50,454,170	$50	$823,188	$(906)	$(626,704)	$195,628
Stock compensation expense	—	—	4,796	—	—	4,796
Issuance of common stock in connection with ESPP	31,414	—	227	—	—	227
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	470,672	1	3,863	—	—	3,864
Issuance of common stock upon completion of public offering, net of offering costs	4,800,000	5	116,969	—	—	116,974
Unrealized gain on marketable securities	—	—	—	267	—	267
Reclassification of losses on RareStone equity into net loss	—	—	—	300	—	300
Net loss	—	—	—	—	(40,861)	(40,861)
Balance at September 30, 2022	55,756,256	$56	$949,043	$(339)	$(667,565)	$281,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022

Operating activities
Net loss	$(143,045)	$(138,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,879	14,544
Depreciation and amortization	1,341	1,230
Non-cash interest expense and amortization of debt issuance costs	9,342	2,190
Non-cash rent expense	294	(198)
Loss on RareStone equity investment	—	1,040
Change in fair value of embedded derivative liability	(150)	—
Acquired IPR&D assets classified as investing activities	5,667	—
Changes in operating assets and liabilities:
Accounts receivable	(8,317)	(2,303)
Inventory	(4,845)	(1,575)
Prepaid expenses and other current assets	(2,367)	2,806
Deferred revenue	(148)	474
Other long-term assets, net	1,660	(4,841)
Accounts payable, accrued expenses and other liabilities	9,915	(14,169)
Net cash used in operating activities	(106,774)	(139,428)
Investing activities
Purchases of short-term investments, net	(314,265)	(151,521)
Maturities of short-term investments	291,675	224,607
Payment of milestone obligation under license agreement	—	(4,000)
Acquisition of IPR&D assets, including transaction costs	(5,667)	—
Purchases of property and equipment	(48)	(282)
Net cash (used in) provided by investing activities	(28,305)	68,804
Financing activities
Net proceeds from issuance of common stock	48,875	116,974
Proceeds from the exercise of stock options	2,471	3,863
Proceeds from issuance of common stock from ESPP	1,053	626
Repayments on deferred royalty obligation	(4,824)	—
Proceeds from royalty financing agreement, net of issuance costs	24,370	75,000
Net cash provided by financing activities	71,945	196,463
Effect of exchange rates on cash	50	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(63,084)	125,839
Cash, cash equivalents and restricted cash at beginning of period	128,005	59,576
Cash, cash equivalents and restricted cash at end of period	$64,921	$185,415
Supplemental disclosure of non-cash investing activities:
Deferred financing costs in accrued expenses	$—	$957

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception. As of September 30, 2023, the Company had an accumulated deficit of $853,103.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

At September 30, 2023, the Company had $299,260 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash and cash equivalents and short-term investments will be sufficient to fund the Company’s operations through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q with the SEC.

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

The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2023, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Reclassification of Prior Year Balances

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows. In the condensed consolidated statements of cash flows, the Company reclassified $2,303 to accounts receivable and $1,465 to inventory from prepaid expenses and other current assets for the nine months ended September 30, 2022.  The reason for the reclassification was to conform with the current year’s presentation.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the three months ended September 30, 2023 and 2022, approximately 80% and 86%, respectively, of all of the Company’s revenue was generated from a single customer in the United States. For the nine months ended September 30, 2023 and 2022, approximately 84% and 86%, respectively, of all of the Company’s revenue was generated from a single customer in the United States. As of September 30, 2023 and December 31, 2022, approximately 73% and 78%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.

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

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  As of September 30, 2023 and December 31, 2022, the Company determined an allowance for doubtful accounts was not required based upon our review of contractual payments and our customers’ circumstances.

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

The Company received total upfront consideration of $8,040 comprised of an upfront payment of $7,000, and the estimated fair value of the RareStone equity of $1,040.  The Company determined that the RareStone License contains two performance obligations, the delivery of the license and the supply of clinical and commercial product. The Company further determined the supply of commercial product to RareStone contains a significant future discount and estimates the discount to be $1,286, which is recorded as a component of deferred revenue on the condensed consolidated balance sheet at September 30, 2023 and December 31, 2022.

Based on a relative fair-value allocation between the license and the manufacture of clinical and commercial product, the Company recognized $6,754 of license revenue in the consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2022 upon the Company fulfilling its obligations in transferring the license to RareStone. The discount related to commercial manufacturing supply will be deferred and recognized over the commercial supply period or upon termination of the agreement.  No license revenue was recognized during the three and nine months ended September 30, 2023.

On October 28, 2022, we delivered written notice, or the October Notice, to RareStone that we have terminated the RareStone License for cause. In accordance with the Notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to our global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided written notice to us that it objects to the claims in the Notice, including our termination of the RareStone License for cause.  On March 16, 2023, we provided written notice, or the March Notice, to RareStone reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause, and also requested documentation supporting RareStone’s purported dispute notice objecting to the claims in the Notice. On May 10, 2023, RareStone provided written notice to the Company reaffirming its objections to the claims in our October Notice and March Notice, including to the Company’s termination of the RareStone License for cause.  The Company has had no additional correspondence with RareStone through September 30, 2023.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the three and nine months ended September 30, 2023 and 2022, respectively.

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

Foreign Currency Translation

The majority of the Company’s operations occurs in subsidiaries that have the U.S. dollar denominated as its functional currency. The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity.  Net foreign currency exchange transaction gains (losses), which are included in other (expense) income, net on our consolidated statements of operations, were immaterial for the three and nine months ended September 30, 2023 and 2022.

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

The Company’s cash equivalents and marketable securities, derivative liability and RareStone equity at September 30, 2023 and December 31, 2022 were carried at fair value, determined according to the fair value hierarchy.  See Note 6 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities at September 30, 2023 and December 31, 2022, respectively.

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

The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock options	6,881,198	6,584,725	6,881,198	6,584,725
Restricted stock units	1,081,619	726,080	1,081,619	726,080
Performance stock units	582,319	811,128	582,319	811,128
Potential common shares	8,545,136	8,121,933	8,545,136	8,121,933

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. No events or transactions occurred subsequent to the balance sheet date that require disclosure.

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

3. Asset Acquisition

Xinvento B.V.

On February 27, 2023, the Company, through its wholly-owned Dutch subsidiary, Rhythm Pharmaceuticals Netherlands B.V., a Dutch private limited liability company (“Rhythm BV”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Xinvento B.V., a Dutch private limited liability company based in the Netherlands (“Xinvento”), and the other parties named therein, pursuant to which, and concurrently with the execution thereof, Rhythm BV acquired all of the issued and outstanding shares of Xinvento. The aggregate consideration at closing was approximately $5,667, inclusive of transaction costs, as adjusted pursuant to the terms of the Purchase Agreement and subject to the distribution and payment terms set forth therein (the “Closing Purchase Price”).

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

The total purchase consideration of $5,667 was composed of $4,520 of cash paid at closing, a $500 holdback, payable on the one-year anniversary of the acquisition, and $647 of acquisition-related costs.  The Company determined that substantially all of the value as of acquisition date related to Xinvento’s In-Process Research and Development.  As a result, the Company determined this transaction should be accounted for as an asset acquisition.

The assets acquired were In-Process Research and Development (IPR&D) assets.  However, since the IPR&D assets were determined to have no alternative future use, the Company recognized the $5,667 of purchase consideration as research and development expense in the nine months ended September 30, 2023.

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

Xinvento's results of operations are included in the condensed consolidated financial statements from the date of acquisition. For the three and nine months ended September 30, 2023, the net loss associated with the operations of Xinvento was de minimis in the Company’s condensed consolidated statements of operations.

4. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2023	2022
Raw Materials	$3,085	$2,722
WIP	3,498	—
Finished Goods	1,179	195
Total Inventory	$7,762	$2,917

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Research and development costs	$13,529	$11,379
Professional fees	7,375	4,502
Payroll related	10,039	11,444
Royalties	1,125	440
Sales Allowances	8,450	2,710
Other	3,753	2,419
Accrued expenses and other current liabilities	$44,271	$32,894

6. Fair Value of Financial Assets and Liabilities

As of September 30, 2023 and December 31, 2022, the carrying amount of cash and cash equivalents and short-term investments was $299,260 and $333,288, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$52,666	$—	$—	$52,666
Marketable securities:
Corporate debt securities and commercial paper	—	234,667	—	234,667
Total	$52,666	$234,667	$—	$287,333
Liabilities:
Derivative liability	$—	$—	$1,190	$1,190
Total	$—	$—	$1,190	$1,190

	Fair Value Measurements as of
	December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial paper	$—	$8,484	$—	$8,484
Money market funds	99,962	—	—	99,962
Marketable securities:
Corporate debt securities and commercial paper	—	205,611	—	205,611
Total	$99,962	$214,095	$—	$314,057
Liabilities:
Derivative liability	$—	$—	$1,340	$1,340
Total	$—	$—	$1,340	$1,340

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

	Nine months ended
	September 30,
	2023	2022
Beginning aggregate estimated fair value of Level 3 RareStone equity	$—	$—
Initial recording of RareStone equity	—	1,040
Change in fair value of embedded derivative	—	(1,040)
Ending aggregate estimated fair value of Level 3 RareStone equity	$—	$—

	Nine months ended
	September 30,
	2023	2022
Beginning aggregate estimated fair value of Level 3 liabilities	$1,340	$—
Initial recording of embedded derivative	—	1,590
Change in fair value of embedded derivative	(150)	(670)
Ending aggregate estimated fair value of Level 3 liabilities	$1,190	$920

Marketable Securities

The following tables summarize the Company's marketable securities:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$234,842	$11	$(185)	$234,668
	$234,842	$11	$(185)	$234,668

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$205,702	$—	$(91)	$205,611
	$205,702	$—	$(91)	$205,611

7. Right of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 2 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of September 30, 2023, the Company has not entered into any lease arrangements classified as a finance lease.

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

The following table presents the maturities of the Company’s operating lease liability related to office space as of September 30, 2023, all of which is under a non-cancellable operating lease:

Operating Lease
2023	$211
2024	851
2025	502
Thereafter	—
Total operating lease payments	1,564
Less: imputed interest	(124)
Total operating lease liability	$1,440

8. Intangible Assets

		As of September 30, 2023			As of December 31, 2022
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Capitalized Milestones	11	$9,000	$(1,758)	$7,242	$9,000	$(1,117)	$7,883

As of September 30, 2023, the Company’s finite-lived net intangible assets, which totaled $7,242 resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.

As of September 30, 2023, amortization expense for the next five years and beyond is summarized as follows:

2023	$214
2024	855
2025	855
2026	855
2027	855
Thereafter	3,608
Total	$7,242

Amortization expense totaled $214, $641, $114 and $560 for the three and nine months ended September 30, 2023 and 2022, respectively. Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss.

9. Income Taxes

The Company recorded an income tax provision of approximately $368 for the three and nine months ended September 30, 2023.  The income tax provision is a result of taxable income from the Company’s foreign jurisdictions.  The Company did not record an income tax provision for the three and nine months ended September 30, 2022, as it generated sufficient tax losses during the period. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

10. Common Stock

As of September 30, 2023, an aggregate of 14,351,007 shares of common stock were reserved for future issuance under the Company’s stock plans, including outstanding stock options, restricted stock units, and performance stock units that have been issued totaling 8,545,136 and 1,323,026 shares available for future grants under the Company’s 2017 Employee Stock Purchase Plan.

On November 2, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $100.0 million, from time to time through an “at the market” equity offering program under which Cowen acts as sales agent (the “ATM Program”). Between August 10, 2023 and August 21, 2023, the Company sold approximately two million shares of its common stock in the ATM Program for net proceeds of approximately $48.9 million. The Company intends to use the net proceeds from the ATM Program to support its global commercialization efforts for IMCIVREE® (setmelanotide) and clinical development programs in hypothalamic obesity and other rare MC4R pathway diseases.

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

The exercise price of stock options granted under the Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of September 30, 2023, 521,436 stock option awards have been issued under the Inducement Plan. As of September 30, 2023, 265,461 restricted stock unit awards have been granted under the Inducement Plan. As of September 30, 2023, 213,103 shares of common stock are available for future grant under the Inducement Plan.

11. Related-Party Transactions

Expenses paid directly to related parties for the three and nine months ended September 30, 2023 and 2022, respectively were immaterial. Outstanding payments due to related parties as of September 30, 2023 and December 31, 2022 were immaterial.

12. Long-Term Obligations

On June 16, 2022, we entered into a RIFA with entities managed by HealthCare Royalty Management, LLC, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors have agreed to pay the Company an aggregate investment amount of up to $100,000, or the Investment Amount. Under the terms of the RIFA, we received $37,500 on June 29, 2022 upon FDA approval of IMCIVREE in BBS, referred to as the Initial Investment Amount, and we received an additional $37,500 on September 29, 2022 of the Investment Amount upon EMA approval for BBS.  On September 12, 2023, we received the remaining $24,370 of the Investment Amount, net of debt issuance costs, following the achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $1,190 and $1,340 as of September 30, 2023 and December 31, 2022, respectively. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the three and nine months ended September 30, 2022, we recognized other income of $130 and $150, due to the remeasurement of the embedded derivative liability, respectively. The carrying value of the deferred royalty obligation as of September 30, 2023 was $104,699 based on $100,000 of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value as of September 30, 2023 and December 31, 2022. The effective interest rate as of September 30, 2023 was 15.43%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3,287. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: the marketing and commercialization of IMCIVREE (setmelanotide), and the timing of commercialization; the success, cost and timing of our product development activities and clinical trials; our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; the sufficiency of our cash, cash equivalents and short-term investments to fund our operations; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed, and the impact of termination; our marketing, commercial sales, and revenue generation; expectations surrounding our manufacturing arrangements; the potential financial impact, growth prospects and benefits of our acquisition of Xinvento B.V.; the impact of the current economic slowdown on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements.  These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks and uncertainties, many of which are beyond our control, and other important factors which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare diseases. We are focused on advancing our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare melanocortin-4 receptor (MC4R) pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing IMCIVREE for a subset of individuals who have hyperphagia, a pathological hunger that leads to abnormal food-seeking behaviors, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain ultra-rare diseases that is approved or authorized in the United States, European Union (EU) and Great Britain. IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS); or (ii) Bardet-Biedl syndrome (BBS). The European Commission (EC) Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA) and Health Canada have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. We have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in ten countries in addition to the United States, and we continue to collaborate with authorities to achieve and or expand access in additional markets.

In addition to initial commercial efforts, we are advancing what we believe is the most comprehensive clinical research program ever initiated in MC4R pathway diseases, with multiple ongoing and planned Phase 2 and Phase 3 clinical trials evaluating setmelanotide.

We are developing setmelanotide to address additional patients with acquired hypothalamic obesity. In our Phase 2 trial evaluating setmelanotide as a treatment for hypothalamic obesity, as announced in November 2022, 16 of 18 patients achieved the primary endpoint with a body mass index (BMI) decrease greater than 5 percent on setmelanotide therapy, and we observed a 14.5 mean percent reduction in BMI across all patients. Fourteen of these patients transitioned from this Phase 2 trial into our open-label, long-term extension trial and they remain on therapy, as of November~~.~~ 3, 2023. Twelve of these 14 patients had achieved a 25.5% reduction in mean BMI from baseline at one year on setmelanotide therapy.  On November 7, 2023, we provided an update on progress of our pivotal, Phase 3 clinical trial evaluating setmelanotide in patients with acquired hypothalamic obesity.  The Phase 3 clinical trial is designed to enroll 120 patients aged 4 years or older randomized 2:1 to setmelanotide therapy or placebo for a total of 60 weeks, including up to eight weeks for dose titration. The primary endpoint is the percent change in BMI after approximately 52 weeks on a therapeutic regimen of setmelanotide versus placebo. Key secondary endpoints include the proportion of patients who achieve ≥5% reduction in BMI from baseline in adults (≥18) or BMI Z-score reduction of ≥0.2 from baseline in pediatrics after approximately 52 weeks on a therapeutic regimen of compared with placebo, and mean change in the weekly average of the daily most hunger score in patients ≥12 years from baseline after approximately 52 weeks on a therapeutic regimen of setmelanotide versus placebo. We anticipate completing enrollment in this trial during the fourth quarter of 2023.

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

Additional recent clinical, regulatory, corporate and commercial updates include:

On November 7, 2023, we announced that more than 100 international patients across 11 countries cumulatively have initiated reimbursed IMCIVREE therapy, as of October 27, 2023.

On November 7, 2023, we provided an update on progress of our pivotal, Phase 3 clinical trial evaluating setmelanotide in patients with acquired hypothalamic obesity. Approximately two-thirds of planned patients have been screened with a very low screen-failure rate observed. We also affirmed our expectation to complete enrollment in the fourth quarter of 2023. This Phase 3 trial is designed to enroll 120 patients aged 4 years or older randomized 2:1 to setmelanotide therapy or placebo for a total of 60 weeks, including up to eight weeks for dose titration.

On November 2, 2023, we announced that the Canadian Agency for Drugs and Technologies in Health (CADTH) recommended IMCIVREE® (setmelanotide) be reimbursed by CADTH-participating public drug plans for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS.

During The Obesity Society’s Annual Meeting at ObesityWeek® October 14 - 17, 2023 in Dallas, we and our collaborators delivered a total of six presentations, including data showing that setmelanotide therapy resulted in sustained and deepened weight loss in patients with severe obesity caused by rare MC4R pathway diseases.  Long-term extension study data in patients with hypothalamic obesity (n=12) demonstrate a 25.5% reduction in mean BMI from baseline on setmelanotide therapy at one year. We also presented data that showed intervention with setmelanotide may reduce the risk of future metabolic syndrome, cardiovascular disease (CVD) and type 2 diabetes mellitus (T2DM) in patients with obesity due BBS or due to POMC or LEPR deficiency obesity; and research that showed severity of obesity was associated with increased prevalence of cardiac, endocrine/diabetes, and renal outcomes early in life based on an analysis of 318 pediatric patients with BBS enrolled in the Clinical Registry Investigating BBS (CRIBBS).

During the 61st Annual European Society for Paediatric Endocrinology (ESPE) meeting September 21-23, 2023 in The Hague, Netherlands, we delivered four oral presentations, including data presentations on the effects of setmelanotide on the metabolic syndrome severity score in pediatric patients with BBS and in pediatric patients with

POMC or LEPR deficiencies, as well as genetic testing results we believe deepen the understanding of the genetics of obesity from its Rare Obesity Advanced Diagnosis™ (ROAD) testing program.

On September 6, 2023, we announced that a new International Classification of Diseases, Tenth Revision (ICD-10) diagnosis code for BBS, as approved by the Centers for Disease Control and Prevention (CDC), was to take effect Oct. 1. This BBS-specific code may improve patient identification and yield data to improve understanding of disease progression, and diagnostic and treatment journey.

On September 19, 2023, we announced that the European Medicines Agency (EMA) issued a positive opinion on the Company’s orphan drug designation request for setmelanotide as a treatment for acquired hypothalamic obesity.

On August 7, 2023, we announced that the French National Agency for Medicines and Health Products Safety (ANSM) and French National Authority for Health (HAS) granted pre-marketing early access authorization AP1 (Autorisation d’Accès Précoce), for IMCIVREE~~®~~ (setmelanotide) for patients with lesional hypothalamic obesity. Products included in the AP1 programs are fully covered by France’s National Health System and Rhythm can expect to be reimbursed for any patients receiving treatments through this program.

We also expect to achieve the following near-term milestones:

●	Complete patient enrollment in the pivotal Phase 3 clinical trial in hypothalamic obesity in the fourth quarter of 2023;
●	Complete submission to the U.S. Food and Drug Administration of an investigational new drug application for RM-718, a new, weekly, MC4R-specific agonist, by the end of 2023. RM-718 is designed to be more targeted and potent than setmelanotide, and designed to be MC1R sparing, with the potential to not cause hyperpigmentation;
●	Announce preliminary data from the open-label part of the Phase 2 DAYBREAK trial from approximately five genetically-defined cohorts in the fourth quarter of 2023;
●	Announce topline data from the ongoing Phase 3, open-label pediatrics trial evaluating one year of setmelanotide therapy in patients with MC4R pathway deficiencies between the ages of 2 and 6 years old in the fourth quarter of 2023; and
●	Provide pharmacokinetic and tolerability data from the ongoing Phase 3 switch trial evaluating a weekly formulation of setmelanotide in the fourth quarter of 2023.

On November 7, 2023, we also announced plans to provide an update on our MC4R pathway programs during a breakfast event for investors and analysts on December 6, 2023 in Boston.

Our operations to date have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated sufficient cash flows from product sales and we have financed our operations primarily through the proceeds received from the sales of common and preferred stock, royalty interest financing, asset sales, collaboration and license agreements, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock.  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on and at-the-market offerings through September 2023, we have raised aggregate net proceeds of approximately $791.5 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We also received $100.0 million from an asset sale, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. in February 2021. In December 2021, we entered into an Exclusive License Agreement with RareStone Group Ltd., and received $7.0 million in connection with the execution of that agreement.  In June 2022, we entered into the RIFA, with entities managed by HealthCare Royalty Partners, collectively referred to as the Investors, and through September 30, 2023 have received cumulative proceeds of $96.7 million, net of certain transaction costs.

IMCIVREE became commercially available to patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency in the U.S. in the first quarter of 2021 and patients 6 years of age and older with obesity due to BBS during June 2022. Following marketing authorizations in the EU and Great Britain, we are pursuing a country-by-

country strategy to establish market access and reimbursement for IMCIVREE in several countries. During March 2022, we treated the first patients with IMCIVREE in France under the paid early access program and we treated the first patients with IMCIVREE in Germany during June 2022. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We have built our own marketing and commercial sales infrastructure in the United States and are in the process of building a similar infrastructure in several European markets and the United Kingdom.  We may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of September 30, 2023 we had an accumulated deficit of $853.1 million. Our net loss was $44.2 million, $142.7 million, $40.9 million and $138.6 million, for the three and nine months ended September 30, 2023 and 2022, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:

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

As of September 30, 2023, our existing cash and cash equivalents and short-term investments were approximately $299.3 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2026.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Financial Operations Overview

Revenue

To date, we have generated approximately $73.0 million of revenue from product sales.  Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021.  We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France during March 2022 under the paid early access program.  IMCIVREE was approval by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively.  Following these approvals for BBS, we expect our sales of IMCIVREE will continue to grow as we identify and treat more patients with this disease and obtain reimbursement throughout the international markets in which we operate.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the product cost component related to IMCIVREE included in cost of sales for the three and nine months ended September 30, 2022 was insignificant.  We expect cost of sales to continue to increase during the remainder of 2023 as we sell inventory that is produced after we began capitalizing manufacturing costs for IMCIVREE commercial inventory and experience increased enrollment in our patient assistance programs.

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

The following table summarizes our current research and development expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Research and development summary	2023	2022	2023	2022
Research and development expense	$33,570	$21,116	$105,059	$85,082

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selling, general and administrative summary	2023	2022	2023	2022
Selling, general and administrative expense	$30,475	$21,938	$85,158	$65,715

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Change
	2023	2022	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$22,504	$4,284	$18,220	425%
Costs and expenses:
Cost of sales	2,412	497	1,915	385%
Research and development	33,570	21,116	12,454	59%
Selling, general, and administrative	30,475	21,938	8,537	39%
Total costs and expenses	66,457	43,551	22,906	53%
Loss from operations	(43,953)	(39,267)	(4,686)	12%
Other income (expense), net	158	(1,594)	1,752	(110)%
(Loss) income before taxes	(43,795)	(40,861)	(2,934)	7%
Provision for income taxes	368	—	368	100%
Net loss	$(44,164)	$(40,861)	$(3,303)	8%

Product revenue, net.  Product revenue, net increased by $18.2 million to $22.5 million for the three months ended September 30, 2023 from $4.3 million for the three months ended September 30, 2022, an increase of 425%.  We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States in June 2022 and ten other countries since then. During the three months ended September 30, 2023 and 2022, a substantial amount of our product revenue, or 80% and 81%, respectively, has been generated in the United States.

Cost of sales. Cost of sales increased by $1.9 million to $2.4 million for the three months ended September 30, 2023 from $0.5 million for the three months ended September 30, 2022, increase of 385%.  Most of the IMCIVREE manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the product cost component related to IMCIVREE included in our cost of sales for the three months ended September 30, 2022 was insignificant.  Cost of sales primarily reflects a royalty due to Ipsen Pharma S.A.S., or Ipsen, on our net product sales and the amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the U.S. and EU, the cost of product, as well as costs associated with our patient assistance programs.  Specifically, the $1.9 million increase in cost of sales for the three months ended September 30, 2023 was due to $0.9 million of additional royalties due to our growth in sales, $0.9 million attributed to product cost primarily associated with higher sales volume and $0.1 million of amortization of our capitalized sales-based milestone payment.  We expect cost of sales as a percentage of product revenue, net to be in a range of 10% to 12% during 2023 and the foreseeable future.

Research and development expense. Research and development expense increased by $12.5 million to $33.6 million for the three months ended September 30, 2023 from $21.1 million for the three months ended September 30, 2022, an increase of 59%. The net increase was primarily due to the following:

●	an increase of $5.3 million in our clinical trial costs associated with increased activity in our Phase 2 DAYBREAK and Phase 3 EMANATE trials as well as our Phase 3 hypothalamic obesity trial. These costs were partially offset by reduced activity due to the completion and wind down of our Phase 2 hypothalamic obesity study, QTc trial, BBS trial, Phase 2 Basket trial, Phase 3 pediatrics trial, as well as our renal study and de novo and switch trials;
●	an increase of $2.0 million due to increased preclinical research costs related to RM-718;
●	an increase of $2.1 million due to increased gene sequencing costs to support our expanded clinical programs;
●	an increase of $1.9 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs;
●	an increase of $1.1 million related to professional services and consulting costs associated with our expanding clinical and pre-clinical programs.

Selling, general and administrative expense. Selling, general and administrative expense increased by $8.5 million to $30.5 million for the three months ended September 30, 2023 from $21.9 million for the three months ended September 30, 2022, an increase of 39%. The increase was primarily due to the following:

●	an increase of $4.5 million due to increased salaries, benefits and stock-based compensation related costs associated with additional headcount to support our expanding business operations as well as to build out our commercial operations in the United States and internationally;
●	an increase of $3.4 million related to professional services costs, including legal and tax services; and
●	an increase of $0.6 million related to costs associated with ongoing sales and marketing activities for IMCIVREE after receiving FDA approval in June 2022.

Other income (expense), net.  Other income (expense), net increased by $1.8 million to $0.2 million for the three months ended September 30, 2023 from ($1.6) million for the three months ended September 30, 2022.  The increase was primarily due to the following:

●	an increase of interest income of $2.6 million earned on our short-term investments, based on a higher average investment balance from proceeds from our equity and debt offerings, as well as higher interest rates; and
●	an increase of other income from the change in fair value of our RIFA embedded derivative and net foreign currency gains of $0.2 million.

The above increases were partially offset by:

●	an increase of $1.0 million of interest expense related to our RIFA with HealthCare Royalty Partners, based on a higher average deferred royalty obligation balance during the quarter ended September 30, 2023 as compared to the quarter ended September 30, 2022.

Net loss. Net loss increased by $3.3 million to $44.2 million for the three months ended September 30, 2023,

from a net loss of $40.9 million for the three months ended September 30, 2022, an increase of 8%. The increase in net loss was a result of higher current period operating costs and expenses, as noted above, partially offset by increased revenues.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,		Change
	2023	2022	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$53,194	$8,094	$45,100	557%
License revenue	—	6,754	(6,754)	(100)%
Total revenues	53,194	14,848	38,346	457%
Costs and expenses:
Cost of sales	6,069	1,105	4,964	449%
Research and development	105,059	85,082	19,977	23%
Selling, general, and administrative	85,158	65,715	19,443	30%
Total costs and expenses	196,286	151,902	44,384	29%
Loss from operations	(143,092)	(137,054)	(6,038)	4%
Other income (expense), net	415	(1,572)	1,987	(126)%
Loss before taxes	(142,677)	(138,626)	(4,051)	3%
Provision for income taxes	368	—	368	100%
Net loss	$(143,046)	$(138,626)	$(4,420)	3%

Product revenue, net.  Product revenue, net increased by $45.1 million to $53.2 million for the nine months ended September 30, 2023 from $8.1 million for the nine months ended September 30, 2022, an increase of 557%.  We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States in June 2022 and in ten other countries since then. During the nine months ended September 30, 2023 and 2022, a substantial amount of our product revenue, or 84% and 86%, respectively, has been generated in the United States.

License revenue.  License revenue decreased by $6.8 million for the nine months ended September 30, 2023 to zero, or a decrease of 100%.  The license revenue recognized in 2022 was entirely related to the license we granted to RareStone in December 2021 to develop, manufacture, commercialize and otherwise exploit any pharmaceutical product that contains setmelanotide in the diagnosis, treatment or prevention of conditions and diseases in humans in China, including mainland China, Hong Kong and Macao.  We completed our activities required to transfer the license to RareStone during three month period ending June 30, 2022, which resulted in the recognition of the license revenue.  We do not expect to recognize additional license revenue related to the RareStone arrangement during 2023.

Cost of sales. Cost of sales increased by $5.0 million to $6.1 million for the nine months ended September 30, 2023 from $1.1 million for the nine months ended September 30, 2022, an increase of 449%.  Most of the IMCIVREE manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the product cost component related to IMCIVREE included in our cost of sales for the nine months ended September 30, 2022 was insignificant.  Cost of sales primarily reflects a royalty due to Ipsen Pharma S.A.S., or Ipsen, on our net product sales and the amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the U.S. and EU, the cost of product as well as costs associated with our patient assistance programs.  Specifically, the $5.0 million increase in cost of sales for the nine months ended September 30, 2023 was due to $2.3 million of additional royalties due to our growth in sales, $2.1 million attributed to product cost primarily associated with higher sales volume and $0.6 million of amortization of our capitalized sales-based milestone payment.  We expect cost of sales as a percentage of product revenue, net to be in a range of 10% to 12% during 2023 and the foreseeable future.

Research and development expense. Research and development expense increased by $20.0 million to $105.1 million for the nine months ended September 30 2023 from $85.1 million for the nine months ended September 30, 2022, an increase of 23%. The net increase was primarily due to the following:

●	an increase of $5.7 million in our research and development costs related to in process research and development assets acquired from Xinvento, BV;
●	an increase of $6.6 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs;
●	an increase of $3.3 million due to increased gene sequencing costs to support our expanded clinical programs;
●	an increase of $4.9 million in our clinical trial costs associated with increased activity in our Phase 2 DAYBREAK and Phase 3 EMANATE trials as well as our Phase 3 clinical trial in hypothalamic obesity. These costs were partially offset by reduced activity due to the completion and wind down of our Phase 2 hypothalamic obesity study, QTc trial, BBS trial, and Phase 2 Basket trial, as well as our renal study and de novo and switch trials;
●	an increase of $1.7 million in our next generation assets; and
●	an increase of $0.6 million due to increased preclinical research costs related to RM-718.

The above increases were partially offset by:

●	a decrease of $2.8 million in costs associated with less manufacturing of clinical materials;

Selling, general and administrative expense. Selling, general and administrative expense increased by $19.4 million to $85.2 million for the nine months ended September 30, 2023 from $65.7 million for the nine months ended September 30, 2022, an increase of 30%. The increase was primarily due to the following:

●	an increase of $14.2 million due to increased salaries, benefits and stock-based compensation related costs associated with additional headcount to support our expanding business operations as well as to build out our commercial operations in the United States and internationally;
●	an increase of $6.8 million related to professional services and consulting costs; and
●	an increase of $0.9 million due to increased costs associated with information technology, international office space, sponsorships and general corporate travel related expenses for our expanding workforce.

The above increases were partially offset by:

●	a decrease of $2.5 million related to costs associated with sales and marketing activities for IMCIVREE in preparation of BBS launch during the prior year.

Other income (expense), net.  Other income (expense), net increased by $2.0 million to $0.4 million for the three months ended September 30, 2023 from ($1.6) million for the three months ended September 30, 2022.  The increase was primarily due to the following:

●	an increase of interest income of $9.1 million earned on our short-term investments, based on a higher average investment balance from proceeds from our equity and debt offerings, as well as higher interest rates; and

The above increase was partially offset by:

●	an increase of $7.1 million of interest expense related to our RIFA with HealthCare Royalty Partners, based on a higher average deferred royalty obligation balance during the quarter ended September 30, 2023 as compared to the quarter ended September 30, 2022.

Net loss. Net loss increased by $4.4 million to $143.0 million for the nine months ended September 30, 2023, from a net loss of $138.6 million for the nine months ended September 30, 2022, an increase of 3%. The increase in net loss was a result of higher current period operating costs and expenses, as noted above, partially offset by increased revenues.

Liquidity and Capital Resources

As of September 30, 2023, our cash and cash equivalents and short-term investments were approximately $299.3 million.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(106,774)	$(139,428)
Investing activities	(28,305)	68,804
Financing activities	71,945	196,463
Effect of exchange rates on cash	50	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(63,084)	125,839

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $106.8 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of $143.0 million adjusted for non-cash items of $34.7 million, which consisted of non-cash stock-based compensation, depreciation and amortization, rent expense and the change in the fair value of our embedded derivative liability. Our net loss also includes $5.7 million of acquired In-Process Research and Development (IPR&D) assets, which are classified as investing activities.  The change in operating assets and liabilities used net cash of approximately $4.1 million, primarily driven by net increases in accounts receivable and inventory of $13.2 million from our increasing revenues and a net increase in prepaid expenses and other assets of $0.8 million, offset by a net increase in accounts payable and accrued expenses of $9.9 million due to the timing of vendor and employee bonus payments.

Net cash used in operating activities was $139.4 million for the nine months ended September 30, 2022 and consisted primarily of a net loss of $138.6 million adjusted for non-cash items of $18.8 million, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense. The change in operating assets and liabilities reflected a total use of cash of approximately $19.6 million from a decrease in accounts payable, deferred revenue and accrued expenses and an increase in prepaid expenses and other current assets.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $28.3 million for the nine months ended September 30, 2023 and relates to gross purchases of short-term investments of $314.2 million and cash used to purchase Xinvento’s IPR&D assets for $5.7 million in February 2023.  These cash uses were offset by maturities of short-term investments of $291.7 million.

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

Net cash provided by financing activities

Net cash provided by financing activities was $71.9 million for the nine months ended September 30, 2023, and consisted of net proceeds of $48.9 million from the issuance of common stock, net proceeds of $24.4 million from the final investment tranche of our deferred royalty obligation and proceeds of $3.5 million from the exercise of stock options, vesting of restricted stock units and the issuance of common stock from Employee Stock Purchase Plan.  These proceeds were offset by $4.8 million of repayments of our deferred royalty obligation.

Net cash provided by financing activities was $196.5 million for the nine months ended September 30, 2022, and consisted of net proceeds of $117.0 million from the issuance of common stock, proceeds of $75.0 million from our Revenue Interest Financing Agreement and proceeds of $4.5 million from the exercise of stock options, vesting of restricted stock units and the issuance of common stock from Employee Stock Purchase Plan.

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

We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2026. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the cost to continue to commercialize setmelanotide, by building an internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the scope, progress, results and costs of clinical trials for our setmelanotide program;
●	the costs, timing and outcome of regulatory review of our setmelanotide program;
●	the obligations owed to Ipsen, Camurus and Takeda Pharmaceutical Company Limited pursuant to our license agreements;
●	the obligations owed to Xinvento pursuant to our purchase agreement
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company, including those resulting from losing our emerging growth company status.

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

ATM program

November 2, 2021, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $100.0 million, from time to time through an “at the market” equity offering program under which Cowen acts as sales agent, or the ATM Program. During the three months ended September 30, 2023, we sold approximately two million shares of our common stock in the ATM Program for gross proceeds of approximately $50.0 million and net proceeds of approximately $48.9 million, after deducting sales agent fees.

Contractual obligations

As of September 30, 2023, apart from additional contractual obligations under our acquisition of Xinvento as disclosed in Note 3, “Asset Acquisition”, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases. Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide. To date we have generated approximately $73.0 million of revenue from product sales. In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by a U.S. Food and Drug Administration (FDA)-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or Bardet-Biedl syndrome (BBS). The European Commission (EC) has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The UK’s Medicines & Healthcare Products Regulatory Agency (MHRA) authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above.

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

Our net losses were $44.2 million, $143.0 million, $40.9 million and $138.6 million for the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $853.1 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide and development of any other product candidates we may choose to pursue. In addition, having obtained marketing approval for IMCIVREE, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. We have and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date we have generated approximately $73.0 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on and at-the-market offerings through September 2023, we raised aggregate net proceeds of approximately $791.5 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into a Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners for a total investment amount of up to $100.0 million, conditioned upon our achievement of certain clinical development and sales milestones. As of September 30, 2023, we have received $96.7 million of aggregate proceeds, net of debt issuance costs, under the RIFA. As of September 30, 2023, our cash and cash equivalents and short-term investments were approximately $299.3 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2026. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide. Raising funds in the current economic environment, particularly in light supply chain issues and labor shortages, rising inflation and interest rates and international turmoil, including due to the ongoing geopolitical conflicts in Europe and the Middle East, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

On June 16, 2022, we entered into the RIFA with entities managed by HealthCare Royalty Management, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors agreed to pay us an aggregate investment amount of up to $100.0 million, or the Investment Amount. Under the terms of the RIFA, we received $37.5 million on June 29, 2022 upon FDA approval of IMCIVREE in BBS, and an additional $37.5 million on September 29, 2022, following EC marketing authorization for BBS on September 6, 2022.  On September 12, 2023, we received the remaining $24.4 million of the Investment Amount, net of debt issuance costs following the achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.

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

Additionally, setbacks may be caused by new safety or efficacy observations made in clinical trials, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization from the EC or foreign regulatory authorities. If we fail to obtain positive results in our clinical trials of setmelanotide, the development timeline and regulatory approval and commercialization prospects for setmelanotide and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, including general obesity, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. In addition, there are limited patient pools from which to draw for clinical studies. In addition to the rarity of genetic diseases of obesity, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

●	size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question as defined in the protocol;
●	perceived risks and benefits of the product candidate under study;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or future product candidates being investigated for the indications we are investigating;
●	clinicians’ willingness to screen their patients for genetic markers to indicate which patients may be eligible for enrollment in our clinical trials;
●	ability to obtain and maintain patient consents;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

We do not know whether our planned clinical trials will begin or whether any of our clinical trials will be completed on schedule, if at all, as the commencement and successful completion of clinical trials can be delayed or prevented for a number of reasons, including but not limited to:

●	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
●	delays in the completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
●	the FDA or other equivalent competent authorities in foreign jurisdictions may deny permission to proceed with our ongoing or planned trials or any other clinical trials we may initiate, or may place a clinical trial on hold or be suspended;
●	delays in filing or receiving allowance to proceed under an additional investigational new drug application, or IND, or similar foreign application if required;
●	delays in reaching a consensus with the FDA and other regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	difficulties in obtaining Institutional Review Board, or IRB, and/or ethics committee approval or opinion to conduct a clinical trial at a prospective site or sites;
●	since many already diagnosed patients are at academic sites, delays in conducting clinical trials at academic sites due to the particular challenges and delays typically associated with those sites, as well as the lack of alternatives to these sites which have already diagnosed patients;

●	inadequate quantity or quality of setmelanotide or other materials necessary to conduct clinical trials, including delays in the manufacturing of sufficient supply of finished drug product;
●	challenges in identifying, recruiting and training suitable clinical investigators;
●	challenges in recruiting and enrolling suitable patients to participate in clinical trials;
●	severe or unexpected drug related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements, or GCPs, or applicable regulatory guidelines in other countries;
●	occurrence of adverse events associated with setmelanotide that are viewed to outweigh its potential benefits, or occurrence of adverse events in trial of the same or similar class of agents conducted by other companies;
●	changes to the clinical trial protocols;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
●	selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;
●	the cost of clinical trials of our product candidates being greater than we anticipate;
●	clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates; and
●	development of antibodies to the drug or adjuvants may result in loss of efficacy or safety events.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA or other equivalent competent authorities in foreign jurisdictions, the IRB at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board or Safety Monitoring Committee overseeing the clinical trial at issue or other equivalent competent authorities due to a number of factors, including, among others:

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

We have also been granted orphan designation for setmelanotide for the treatment of BBS and Alström syndrome in both the United States and the EU. Setmelanotide has also been granted orphan designation for the treatment of Prader-Willi syndrome in the EU. There can be no assurance that we will be able to maintain the benefits orphan drug exclusivity, or that the FDA or the EC will grant orphan designations for setmelanotide for other uses. In addition, orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

The FDA is authorized under the FDCA to give certain product candidates “Breakthrough Therapy designation.” A Breakthrough Therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of Breakthrough Therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross disciplinary review. In addition, the FDA may consider reviewing portions of an NDA before the sponsor submits the complete application, also referred to as rolling review. Product candidates designated as breakthrough therapies by the FDA may be eligible for other expedited programs, such as priority review, if supported by clinical data.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.  HHS has and will continue to issue and update guidance as these programs are implemented.  On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.  Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In response to the executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Among other requirements, the GDPR and UK GDPR also regulate transfers of personal data subject to the GDPR or UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States.  Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The DPF also introduced a new redress mechanism for EU and UK citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in the future. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.  We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers.  Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers arrangements within required time frames.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite the implementation of security measures, our information technology systems and those of our third-party CROs, CMOs and other contractors and consultants are vulnerable to attack, damage, or interruption by hacking, cyberattacks, computer viruses and malware (e.g. ransomware), malicious code, phishing attacks and other social engineering schemes, unauthorized access, natural disasters, terrorism, telecommunication and electrical failures, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Any such attack, incident or breach could compromise our information technology systems and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen. Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of a continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 5.5% of our outstanding voting stock as of September 30, 2023. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The market price for our common stock has been volatile and may continue to fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	plans for, progress of, or results from preclinical studies and clinical trials of setmelanotide;
●	the failure of the FDA or EC to approve IMCIVREE for additional indications;
●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
●	the success or failure of other weight loss therapies and companies targeting rare diseases and orphan drug treatment;
●	regulatory or legal developments in the United States and other countries;

●	failure of setmelanotide, if approved, to achieve commercial success;
●	fluctuations in stock market prices and trading volumes of similar companies;
●	general market conditions and overall fluctuations in U.S. equity markets, including as a result of geopolitical conflict or war;
●	variations in our quarterly operating results;
●	changes in our financial guidance or securities analysts’ estimates of our financial performance;
●	changes in accounting principles;
●	our ability to raise additional capital and the terms on which we can raise it;
●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
●	additions or departures of key personnel;
●	discussion of us or our stock price by the press and by online investor communities; and
●	other risks and uncertainties described in these risk factors.

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

The holders of an aggregate of approximately 3.1 million shares of our common stock, or approximately 5.5% of our total outstanding common stock as of September 30, 2023, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to specified conditions, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares under the Securities Act, the shares become freely tradable without restriction under the Securities Act, except for shares purchased by affiliates and those subject to lock-up agreements, if applicable.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, including weakened demand for setmelanotide and our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Increased inflation rates and related increases in interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, geopolitical conflicts and war, such as the current military conflict between Russia and Ukraine and the war between Israel and Hamas, could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, public health crises and pandemic diseases, such as COVID-19, and other natural and man-made disasters or events beyond our control. Our facilities are located in regions that experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, public health crisis, pandemic diseases or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	05/04/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/11/2020	3.1
10.1	Amended & Restated Offer Letter, dated July 28, 2023, by and between the Registrant and David P. Meeker.	8-K	08/03/2023	10.1
10.2	Amended & Restated Offer Letter, dated July 28, 2023, by and between the Registrant and Joseph Shulman.	8-K	08/03/2023	10.2
10.3	Amended & Restated Offer Letter, dated August 3, 2023, by and between the Registrant and Jennifer Chien.	8-K	08/03/2023	10.3
10.4	Amended & Restated Offer Letter, dated August 3, 2023, by and between the Registrant and Hunter Smith.	8-K	08/03/2023	10.4
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: November 8, 2023	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2023	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)