Form 10-K
period 2023-12-31
RHYTHM PHARMACEUTICALS, INC.
filed 2024-02-29
CIK 1649904

‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $887.0 million, based on the closing price of the registrant’s Common Stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this disclosure, Common Stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates. There were 60,140,495 shares of the registrant's Common Stock outstanding as of February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for the registrant's 2024 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

RHYTHM PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms include forward-looking statements that involve risks and uncertainties.  Forward-looking statements include, but are not limited to, statements regarding the marketing and commercialization of IMCIVREE (setmelanotide) and our other product candidates, and the timing of commercialization, the success, cost and timing of our product development activities and clinical trials, our financial performance, including our expectations regarding our existing cash, operating losses, expenses, sources of future financing and sufficiency of cash, our ability to hire and retain necessary personnel, patient enrollments and the timing thereof, the timing of announcements regarding results of clinical trials and filing of regulatory applications, our ability to protect our intellectual property, our ability to negotiate our collaboration agreements, if needed, our relationship with third parties, our marketing, commercial sales, and revenue generation, expectations surrounding our manufacturing arrangements, the potential financial impact, growth prospects and benefits of our acquisition of Xinvento B.V., the impact of current economic conditions on our business and operations and our future financial results, and the impact of accounting pronouncements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We are a commercial-stage biopharmaceutical company with a limited operating history. To date, we have generated approximately $97.0 million from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
●	Our Revenue Interest Financing Agreement with Healthcare Royalty Partners, and our other agreements, could restrict our ability to commercialize IMCIVREE, limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
●	We have only one approved product, which is still in clinical development in additional indications, and we may not be successful in any future efforts to identify and develop additional product candidates.
●	The successful commercialization of IMCIVREE and any other product candidates will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for setmelanotide or our other product candidates, if any and if approved, could limit our ability to market those products and decrease our ability to generate revenue.
●	Positive results from early clinical trials of setmelanotide may not be predictive of the results of later clinical trials of setmelanotide. If we cannot generate positive results in our later clinical trials of setmelanotide, we may be unable to successfully develop, obtain regulatory approval for and commercialize additional indications for setmelanotide.
●	The number of patients suffering from each of the MC4R pathway deficiencies is small and has not been established with precision. If the actual number of patients with any of these conditions is smaller than we had estimated, our revenue and ability to achieve profitability will be materially adversely affected. Moreover, our ability to recruit patients to our trials may be materially adversely affected. Patient enrollment may also be adversely affected by competition and other factors.
●	Failures or delays in the commencement or completion of our planned clinical trials of setmelanotide could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.
●	Changes in regulatory requirements and, guidance in the United States or abroad, or unanticipated events during our clinical trials of setmelanotide may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline. Additionally, it may be necessary to validate different or additional instruments for measuring subjective symptoms, and to show that setmelanotide has a clinically meaningful impact on those endpoints in order to obtain regulatory approval.
●	Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of setmelanotide beyond FDA approval for obesity due to Bardet-Biedl syndrome or proopiomelanocortin, or POMC, proprotein convertase subtilisin/kexin type 1, or PCSK1, or leptin receptor, or LEPR, deficiencies in the United States. We depend entirely on the success of setmelanotide, and we cannot be certain that we will be able to obtain additional regulatory approvals for, or successfully commercialize, setmelanotide. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize setmelanotide in additional indications in the United States or in foreign jurisdictions, and our ability to generate revenue will be materially impaired.
●	Our approach to treating patients with MC4R pathway deficiencies requires the identification of patients with unique genetic subtypes, for example, POMC genetic deficiency. The FDA or other equivalent competent authorities in foreign jurisdictions could require the clearance, approval or CE marking of an in vitro companion diagnostic device to ensure appropriate selection of patients as a condition of approving setmelanotide in additional indications. The requirement that we obtain clearance, approval or CE mark of an in vitro companion diagnostic device will require substantial financial resources, and could delay or prevent the receipt of additional regulatory approvals for setmelanotide, or adversely affect those we have already obtained.
●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved labeling or result in significant negative consequences following marketing approval, if any.
●	We may fail to realize the anticipated benefits of our acquisition of Xinvento B.V., those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.
●	If the third parties we rely on, and will continue to rely on, do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain additional regulatory approvals for or continue to commercialize setmelanotide and our business could be substantially hard.
●	Our industry is intensely competitive. If we are not able to compete effectively against current and future competitors, we may not be able to generate sufficient revenue from the sale of IMCIVREE, our business will not grow and our financial condition and operations will suffer.
●	If we are unable to adequately protect our proprietary technology or maintain issued patents that are sufficient to protect setmelanotide, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.
●	Global events, such as the COVID-19 pandemic and the economic slowdown, have and may continue to adversely impact our business, including our preclinical studies, clinical trials and other commercialization prospects.
●	We have identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

PART I

Item 1. Business

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor (MC4R) agonists, including our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are developing therapies for a subset of individuals who have hyperphagia, a pathological hunger, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), Great Britain, Canada and other countries and regions. IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS); or (ii) Bardet-Biedl syndrome (BBS). The European Commission (EC) and Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. Including the United States and Canada, we have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in 14 countries, and we continue to collaborate with authorities to achieve access in additional markets.

In addition to our ongoing commercial efforts of setmelanotide, we are advancing what we believe is the most comprehensive clinical research program ever initiated in MC4R pathway diseases, with multiple ongoing and planned clinical trials.  Our MC4R pathway program is designed to expand the total number of patients who would benefit from setmelanotide therapy or who we believe could be addressed by one of our new drug candidates, such as RM-718, which is designed to be a more selective MC4R agonist with weekly administration, or LB54640, an investigational oral small molecule MC4R agonist now in Phase 2 clinical trials. With setmelanotide, we have completed enrollment in our Phase 3 trial in patients with hypothalamic obesity. Our Phase 3 EMANATE trial, comprised of four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases, and our Phase 2 DAYBREAK trial evaluating setmelanotide in additional genetic indications, are ongoing. In our recently completed Phase 3 pediatrics trial in 12 patients between the ages of 2 and younger than 6 with BBS or POMC or LEPR deficiency obesities, setmelanotide achieved the primary endpoint with a 3.04 mean reduction in BMI-Z score (a measure of body mass index deviations from what is considered normal) and 18.4 percent mean reduction in BMI. We are seeking regulatory approval in the United States and Europe to expand the label for IMCIVREE to treat patients as young as 2 with these diseases based on these data. With RM-718, we anticipate beginning Phase 1 in-human trials in the first half of 2024, including a multiple-ascending dose study in patients with hypothalamic obesity.

We are leveraging what we believe is the largest known DNA database focused on obesity - with almost 80,000 sequencing samples as of December 31, 2023 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Our sequencing-based epidemiology estimates show that each of these genetically-defined MC4R pathway deficiencies are considered rare diseases, according to established definitions based on patient populations. Our epidemiology estimates are approximately 4,600 to 7,500 for U.S. patients in initial FDA-approved indications, including obesity due to biallelic POMC, PCSK1 or LEPR deficiencies, and BBS. We estimate the epidemiology for patients with hypothalamic obesity to be between 5,000 and 10,000 in the United States, based on our analysis of published literature. Our epidemiology estimates for the indications being studied in our Phase 3 EMANATE trial suggest that approximately 53,000 U.S. patients with one of these genetically driven obesities have the potential to respond well to setmelanotide. Similarly, our epidemiology estimates for patients with genetic indications who demonstrated an initial response in our Phase 2 DAYBREAK trial is approximately 65,300. All these patients face similar challenges as other patients with rare diseases, namely lack of awareness, resources, tests, tools and especially therapeutic options.

We are working to expand access to IMCIVREE globally. Our disease awareness and patient finding efforts are aligned with a singular focus on building a community of caregivers and healthcare providers focused on transforming the treatment of these diseases. We have multiple field teams in the United States and Europe engaging with physicians who treat patients with severe obesity. We continue to bring together health care providers, patients and families with educational and awareness events. Our genetic testing programs fuel MC4R pathway research, disease education and awareness and patient finding.

With 226 employees in the United States and Europe as of February 1, 2024, a rapidly expanding network of key opinion leaders, and an increasing number of identified, diagnosed and treated patients, we are focused on changing the paradigm for the treatment of rare MC4R pathway diseases. Our focused disease awareness and patient finding efforts fuel the key elements of our strategy, including:

●	Increase global access to IMCIVREE: With access for IMCIVREE achieved in 14 countries for BBS and/or POMC and LEPR deficiencies, we are now focused on community building programs, disease awareness and education efforts, patient finding and securing reimbursement. We continue to seek market access for IMCIVREE on a country-by-country basis in Europe and additional international markets.

●	Execute on clinical development programs: Our clinical development programs are designed to expand the overall market for and reach of setmelanotide as a potential treatment for additional MC4R pathway diseases. In addition to our pivotal trial in hypothalamic obesity, our Phase 3 EMANATE trial and our Phase 2 DAYBREAK trial are ongoing. We will continue to expand our genetic testing effort focusing on clinical trial enrollment and commercialization efforts.
●	Lifecycle management and pipeline expansion: In parallel with clinical development plans to expand the reach of setmelanotide, we are advancing RM-718, an investigational, MC4R-specific agonist designed for weekly administration and LB54640, an investigational, oral MC4R agonist – both of which are designed not to cause hyperpigmentation – in the clinic. In addition, we are advancing towards the clinic with new therapies for congenital hyperinsulinism (CHI), a rare genetic disease.

Market Overview

Severe Obesity, Hyperphagia, and the MC4R Pathway

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

Accordingly, the discovery that the MC4R pathway regulates both energy intake (hunger) and energy expenditure has made it an important target for therapeutics. Studies have shown that injuries to the hypothalamus region of the brain in patients with certain tumors impair MC4R signaling, leading to increased hunger, reduced energy expenditure and rapid onset of severe obesity. In addition to obesity due to POMC, PCSK1 or LEPR deficiencies and BBS, recent advances in genetic studies have identified several diseases characterized at least in part with early-onset, severe obesity and hyperphagia that are the result of genetic variants affecting the MC4R pathway, including certain variants of the POMC, PCSK1, LEPR, SRC1 and SH2B1 genes, as well as MC4R deficiency obesity and deficiencies in many additional genes with strong or very strong relevance to the MC4R pathway. With a deeper understanding of this critical signaling pathway, we are taking a different approach to drug development by focusing on specific genetic variants and acquired injury affecting the MC4R pathway. We believe that this approach has the potential to provide clinically-meaningful improvements in obesity and hyperphagia by re-establishing lost function in the MC4R pathway.

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

We are focused on developing setmelanotide as a precision treatment for rare MC4R pathway diseases. In addition to acquired hypothalamic obesity, we are evaluating setmelanotide in Phase 2 and 3 trials for the treatment of obesity due to variants in one of a number of genes associated with the MC4R pathway. Setmelanotide has the potential to restore lost function in this pathway by activating the intact MC4R-expressing neuron downstream of the genetic impairment. In this way, we believe setmelanotide acts as restorative therapy, to restore lost signaling of the MC4R pathway.

Epidemiology Estimates of Rare MC4R Pathway Diseases

While obesity is a global epidemic, we are focused on rare MC4R pathway diseases. Impairment of the MC4R pathway is characterized by hyperphagia and rapid-onset obesity or the presence of early-onset, severe obesity. Of the tens of millions of individuals with obesity in the United States, the U.S. Center for Disease Control (CDC) estimates that there are approximately 5 million individuals whose severe obesity had onset between the ages of 2 and 5 years old. The tables below summarizes the estimated population sizes for indications currently approved or under pivotal clinical investigation.

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

Setmelanotide currently being evaluated in Phase 3 trials
	Estimated U.S. population	Estimated European population
Acquired hypothalamic obesity	5,000 – 10,000[d]	3,500 – 10,000[e]
Obesity due to POMC insufficiency caused by heterozygous variants in the POMC or PCSK1 genes	6,000[f]	Similar prevalence as U.S.[f]
Obesity due to LEPR insufficiency caused by heterozygous variants in the LEPR gene	4,000 [f]	Similar prevalence as U.S. [f]
Obesity due to SRC1 deficiency caused by a variant in the NCOA1 gene (SRC1 deficiency obesity)	~20,000 [f]	Similar prevalence as U.S. [f]
Obesity due to SH2B1 deficiency caused by a variant in the SH2B1 gene or 16p11.2 deletion encompassing the SH2B1 gene (SH2B1 deficiency obesity)	~23,000 [f]	Similar prevalence as U.S. [f]

Setmelanotide currently being evaluated in Phase 2 DAYBREAK trial
Obesity due a deficiency in the MC4R pathway caused by variants in the SEMA3 family, PHIP, TBX3 or PLXNA family	~65,300f,g	Similar prevalence as U.S. f

d. For hypothalamic obesity in the United States, our internal Company estimates are based on reported incidence of hypothalamic obesity following craniophryngioma and long-term survival rates, (Zacharia, et al., Neuro-Oncology 14(8):1070–1078, 2012. doi:10.1093/neuonc/nos142; and Muller, et al., Neuro-Oncology 17(7), 1029–1038, 2015 doi:10.1093/neuonc/nov044.)

e.      Our European prevalence estimate for hypothalamic obesity is limited to the EU4 (Germany, France, Spain, Italy), UK and the Netherlands. The total 2020 population estimates for the six key countries (EU4, the Netherlands, and UK) of 339,295,304 was used to reach a final prevalence of 0.1-0.3 in 10,000 patients.

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

g. As announced on December 6, 2023, during our ‘Update on MC4R Pathway Programs’ event for investors and analysts. U.S. prevalence estimates based on results from our URO genetic testing program with samples from more than 36,000 participants, classification of variants for pathogenic, likely pathogenic and 20% of VUS and applied to established estimate of approximately 5 million people in the US with early-onset obesity; 1. van der Klaauw et al. Cell. 2019;176:729-742.e18. 2. Marenne et al. Cell Metab. 2020;31:1107-1119.e12. 3. Bamshad et al. Am J Hum Genet.1999;64:1550-1562. 4. Ackinci et al. J Clin Res Pediatr Endocrinol. 2019;11:341-349.

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

MC4R Pathway Program

IMCIVREE® (setmelanotide)

IMCIVREE is approved by the FDA for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) POMC, PCSK1 or LEPR deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or VUS; or (ii) BBS. The EC and Great Britain’s MHRA have authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. IMCIVREE also was approved by Health Canada, where it is indicated in adults and pediatric patients 6 years of age and older with impairments in the MC4R pathway due to genetic diseases, for the treatment of obesity and control of hunger in BBS or biallelic POMC, PCSK1, or LEPR deficiency.

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

Cilia are hair-like cellular projections that play a fundamental role in the regulation of several biological processes, including satiety signaling. Cilia dysfunction in the hypothalamus, including in the MC4R pathway, is thought to contribute to hyperphagia and obesity in BBS. BBS is a genetically heterogeneous disease that has been associated with mutations in 29 genes, to date. All result in a similar syndrome of clinical manifestations. Recent scientific studies identify deficiencies affecting the MC4R pathway as a potential cause of the hyperphagia and obesity associated with BBS, and demonstrate that an MC4R agonist can directly impact these symptoms.

Pivotal Phase 3 Clinical Trial Evaluating Setmelanotide in BBS

Approvals and marketing authorizations for BBS in the United States, European Union, Great Britain and Canada   were based on data from our pivotal Phase 3 clinical trial of setmelanotide in patients with BBS. As we first reported in December 2020, the trial met its primary endpoint and all key secondary endpoints, with statistically significant and clinically meaningful reductions in weight and hunger at 52 weeks on therapy.

The pivotal data that formed the basis for IMCIVREE’s approvals in BBS were published in the peer-reviewed journal The Lancet Diabetes and Endocrinology in November 2022. As previously disclosed, treatment with setmelanotide resulted in significant weight and hunger reductions after one year of treatment among patients with BBS. The primary endpoint was achieved by 32.3% (95% confidence interval (CI), 16.7%, 51.4%; p=0.0006) of patients ≥12 years old, all of whom were patients with BBS. Data highlights among patients with BBS (n=32) after 52 weeks of setmelanotide include:

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

Label Expansion Opportunity for Patients Between 2 Years Old and Younger than 6

The hyperphagia and severe obesity of rare genetically-caused MC4R pathway diseases can present early in life. Therefore, we believe access to treatment earlier in life will lead to better outcomes for children. That is why we are seeking to expand the label for IMCIVREE to include patients between the ages of 2 years old and younger than 6. On December 6, 2023, we presented new data from our 52-week, Phase 3 pediatrics trial demonstrating that setmelanotide met the primary endpoint and achieved clinically meaningful weight reduction in patients within this age range. This trial was a multi-center, one-year, open-label trial in pediatric patients with obesity due to biallelic POMC, PCSK1 or LEPR deficiency or a clinical diagnosis of BBS with genetic confirmation. The primary efficacy endpoint was a responder analysis, based on the proportion of patients who experience a decrease from baseline in BMI-Z score of ≥0.2.

Highlights from the data include:

•	83.3 percent of all patients (10 of 12) achieved ≥ 0.2 reduction in BMI-Z score from baseline to week 52;
•	18.4 percent mean reduction from baseline in BMI at week 52 (N=12);
•	3.04 mean reduction from baseline in BMI-Z score at week 52 (N=12);

•	11 patients completed the trial, and all remain on therapy, as of Dec. 5, 2023; one patient discontinued and was lost to follow-up; and
•	The safety profile is consistent with past trials evaluating setmelanotide.

Based on these data, we submitted a Type II variation application to the EMA seeking regulatory approval and authorization for setmelanotide to treat obesity and control of hunger in pediatric patients between 2 and younger than 6 years old with BBS or POMC, PCSK1 or LEPR deficiency in the European Union. We anticipate submitting a supplementary New Drug Application to the FDA in the first half of 2024 seeking a similar label expansion.

Development of Setmelanotide for Additional Indications

Hypothalamic Obesity

We also are developing setmelanotide as a treatment for hypothalamic obesity, a severe obesity that arises from mechanical hypothalamic injury, for which there are no approved therapies. In 2022, setmelanotide demonstrated potential to transform the care of individuals living with the rapid onset of extreme weight gain of hypothalamic obesity with clinical data that suggested setmelanotide treatment resulted in significant, durable weight loss. On the basis of these results, we requested, and setmelanotide received, Breakthrough Therapy Designation from the FDA for the treatment of hypothalamic obesity in 2022.

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

Rhythm completed enrollment in its global Phase 3 trial  of setmelanotide in hypothalamic obesity with patients aged 4 years or older with hypothalamic obesity randomized 2:1 to setmelanotide therapy or placebo for a total of 60 weeks, including up to eight weeks for dose titration, with over 140 patients consented and screened by end of December 2023.  As of February 2024, all 120 patients who will comprise the pivotal patient cohort have been dosed. As agreed to with both the FDA and the EMA, Rhythm’s regulatory submissions would be based on data from this cohort. The primary endpoint is the percent change in BMI after 52 weeks on a therapeutic regimen of setmelanotide versus placebo. We expect to report top-line study results in the first half of 2025.

On February 22, 2024, we announced our clinical development plan to support the potential approval of setmelanotide for hypothalamic obesity in Japan, where we believe there is a higher per-capita incidence and prevalence rate of this disease than in Europe and the United States. We estimate there are approximately 5,000 to 8,000 patients in Japan with hypothalamic obesity. Following constructive discussions with Japan’s Pharmaceuticals and Medical Devices Agency (PMDA), we agreed to a development plan to add a cohort of 12 Japanese patients to the ongoing Phase 3 clinical trial of setmelanotide for patients with hypothalamic obesity. Pending successful completion of the trial, we plan to use these data as part of our registration package seeking approval from Japan’s Ministry of Health, Labor and Welfare. In addition to efficacy data, we will collect and submit PK data from Japanese patients, expediting the typical pathway of collecting such data from an earlier-stage trial in Japanese subjects. We anticipate dosing the first Japanese subject in this trial in the third quarter of 2024.

The pivotal Phase 3 trial follows positive efficacy results from our 16-week Phase 2 trial, as well as data demonstrating durable and deepening weight loss in patients who transitioned from the Phase 2 trial to our open-label, long-term extension trial. The Phase 2 trial enrolled 18 patients with hypothalamic obesity caused by structural hypothalamic damage secondary to craniopharyngioma or other benign brain tumor types, surgical resection, and/or chemotherapy. Patients were between 6 and 40 years old with a BMI ≥95th percentile (children 6 to <18 years) or ≥35 kg/m2 (adults ≥18 years). The primary endpoint was the proportion of patients who achieved a 5 percent or greater reduction in BMI after 16 weeks of treatment. Hunger was also assessed daily, as self-reported by individual patients. Highlights from the data as presented at ObesityWeek 2022 include:

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

Consistent with prior clinical experience in other rare MC4R pathway diseases, setmelanotide was observed to be generally well tolerated. The most common adverse events (AEs) included nausea (61.1%), vomiting (33.3%), skin hyperpigmentation (33.3%), diarrhea (22.2%), and COVID-19 (22.2%). Two patients discontinued due to AEs and a third patient discontinued from the study due to non-compliance.

On October 17, 2023 at ObesityWeek, we reported 12-month data from patients with hypothalamic obesity who enrolled in our long-term extension trial. Twelve patients who enrolled in Rhythm’s open-label, 16-week Phase 2 trial and who also enrolled in the long-term extension trial and reached one year or more on setmelanotide were included in the one-year data analysis. With a data cutoff date of June 13, 2023, highlights from the data include:

●	25.5% reduction in mean BMI from baseline in patients with hypothalamic obesity (n=12) at one year;
●	Mean reduction of -1.1 in BMI Z score from baseline in pediatric patients (n=11) at one year on therapy;
●	Three of 11 pediatric patients achieved normal weight at one year, as defined by the U.S. National Institutes of Health (NIH) and World Health Organization (WHO) (>5th to <85th BMI percentile);
●	Eleven of 12 patients (91.7%) improved by one or more weight classes based on BMI or BMI percentile as defined by the NIH and WHO; and
●	Body composition changes were favorable, with larger percent decreases in total fat mass compared with lean muscle mass.

There were no serious adverse events (AE), no AEs that led to study discontinuation during the trial, and no new safety concerns were observed.

Additional MC4R Pathway Genetic Variants

We also are advancing a broad clinical development program evaluating setmelanotide in several ongoing clinical trials, and we are leveraging the largest known DNA database focused on obesity - with almost 80,000 sequencing samples as of December 2023 - to improve the understanding, diagnosis and care of people living with hyperphagia and severe obesity due to certain variants in genes associated with the MC4R pathway. There remains a significant unmet need with no effective therapeutic options for patients with these rare MC4R pathway diseases, and we believe setmelanotide has the potential to address the hyperphagia and severe obesity associated with these rare genetic diseases.

We have two ongoing trials evaluating setmelanotide as a therapy for patients with hyperphagia and early-onset, severe obesity: the Phase 3 EMANATE trial and the Phase 2 DAYBREAK trial.

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

We expect to complete enrollment in two or more substudies in the Phase 3 EMANATE trial in the second half of 2024.

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

Phase 2 DAYBREAK trial

Our ongoing Phase 2 DAYBREAK trial is a signal- finding study with a two-stage design. We designed it to evaluate setmelanotide in patients who carry a confirmed variant in one or more genes with strong or very strong relevance to the MC4R pathway. The first stage of the study consisted of a 16-week open-label treatment period; patients 18 years or older who achieved a body mass index (BMI) at least 3% less than the Baseline BMI at the end of Stage 1 and patients <18 years old who achieved a BMI at least 3% less than the Baseline BMI or a decrease in BMI Z-score of at least 0.05 at the end of Stage 1 were eligible for enrollment in the second stage of the study. Stage 2 is a 24-week, double-blind, placebo-controlled, randomized, withdrawal study, in which patients will be randomized 2:1 to receive setmelanotide or placebo. The primary efficacy endpoint is a responder analysis by gene, based on the proportion of patients who enter Stage 2 who are responders compared to placebo.

During our “Update on MC4R Pathway Program” event on December 6, 2023, we announced data from the Stage 1 or open-label part of DAYBREAK that demonstrate potential efficacy in patients in multiple genetically-defined cohorts. We presented data from the full analysis set for DAYBREAK, which includes164 patients. A total of 112 patients completed the 16-week Stage 1 of the Phase 2 trial, with 52 patients who discontinued. The rates of response from Stage 1 of the trial were:

●	30% of patients (12 of 40) with variants in the SEMA3 gene cohort;
●	35.6% of patients (16 of 45) with variants in the PLXNs gene cohort;
●	56.3% of patients (9 of 16) with variants in the PHIP gene cohort;
●	40% of patients (2 of 5) with variants in the TBX3 gene cohort;
●	30% of patients (3 of 10) with variants in the MAGEL2 gene cohort; and
●	25% of patients (5 of 20) with variants in the SIM1 gene cohort.

For those who completed Stage 1, the rates of response of patients who achieved a BMI reduction of greater than 5% from a post-hoc analysis were:

●	44.4% of patients (12 of 27) with variants in the PLXNs gene cohort;
●	61.5% of patients (16 of 26) with variants in the SEMA3 gene cohort; and
●	69.2% of patients (9 of 13) with variants in the PHIP gene cohort.

A total of 49 patients who completed Stage 1 with a response to setmelanotide were randomized into Stage 2 of the trial. Stage 2 is a 24-week, double-blind, placebo-controlled withdrawal study. These patients were stratified into genetically defined cohorts and randomized 2:1 to receive setmelanotide or placebo. We anticipate announcing DAYBREAK Stage 2 data in the second half of 2024.

Weekly Formulation of Setmelanotide

In collaboration with Camurus AB, or Camurus, we have developed a once-weekly, long-acting formulation of setmelanotide using FluidCrystal® technology. When injected subcutaneously, aqueous body fluid may be absorbed by the excipient lipid phase, which may then form a gel-like depot consisting of liquid crystals formed in situ leading to slow diffusion of setmelanotide from the depot. While we believe that this formulation may be more convenient and less burdensome than setmelanotide, which is a once-daily administration, for patients and their families, we have paused development in favor of advancing RM-718. In the event RM-718 shows positive efficacy and safety results, we will discontinue development of the weekly formulation of setmelanotide.

We have completed one Phase 3 trial evaluating the weekly formulation of setmelanotide in patients with rare MC4R pathway diseases. This weekly switch trial was a randomized, double-blind switch trial in patients with obesity due to biallelic or heterozygous POMC, PCSK1 or LEPR deficiency or a clinical diagnosis of BBS with genetic confirmation, who were previously enrolled in our long-term, open-label extension trial. Patients were randomized 1:1 to receive once-weekly setmelanotide and once-daily placebo, or once-daily setmelanotide and once-weekly placebo for 13 weeks. Following the 13-week randomized treatment period, patients crossed over to an open-label, 13-week study in which all patients will receive once-weekly setmelanotide. The study is intended to provide detailed pharmacokinetic characterization of the weekly formulation. We anticipate announcing pharmacokinetics (PK) data from approximately 10 patients who completed this Phase 3 trial in 2024.

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

Over the course of our clinical development program, a total of 926 patients who participated in our trials have received the daily or weekly formulation of setmelanotide, including 20 patients who had been on setmelanotide therapy for more than five years, as of November 24, 2023 (excluding commercial therapy):

Duration of Setmelanotide Therapy	Number of patients
<1 year	701
>1 year	225
>2 years	151
>3 years	92
>4 years	44
>5 years	20
Total	926

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

Life-Cycle Management and Preclinical Development

LB54640, an oral MC4R agonist

On January 4, 2024, we announced that we entered into a global licensing agreement with LG Chem, Ltd. ("LG Chem"), a leading global company headquartered in South Korea that specializes in life sciences as one of its core businesses, for LB54640, an investigational oral small molecule MC4R agonist now in Phase 2 clinical trials. The development of an effective oral therapy for treating MC4R pathway diseases has been a major goal for the industry and the early data from LG Chem suggest they have identified a candidate that could address MC4R pathway diseases without hyperpigmentation or cardiovascular side effects. We believe our deep developmental experience and global commercial presence uniquely positions us to move this molecule forward with the goal of offering a full portfolio of treatment options to patients struggling with hyperphagia and severe obesity and ensuring they get the treatment that is right for them.

In a Phase 1 trial in healthy overweight adults, LB54640 demonstrated dose-dependent weight reduction. LB54640 also demonstrated favorable safety resultsin the trial, with no changes in blood pressure or heart rate observed and no hyperpigmentation observed. In addition, LB54640 has received orphan drug designation from FDA for the treatment of LEPR deficiency and POMC deficiency.

We assumed sponsorship of two Phase 2 studies designed to evaluate weight loss efficacy, safety, tolerability and pharmacokinetics of LB54640. The SIGNAL trial is a randomized, placebo-controlled, double-blind study designed to enroll and evaluate approximately 28 patients with acquired hypothalamic obesity. Participants will receive one of three doses of LB54640 by oral administration once daily for up to 52 weeks, and the primary endpoint of the study is the change from baseline in body mass index after 14 weeks of treatment. The open-label, single-arm, 52-week ROUTE trial is designed to enroll five patients with POMC, LEPR, or PCSK1 deficiency obesity. Participants will receive LB54640 by oral administration once daily for up to 52 weeks, and the primary endpoint of the study is the change from baseline in body mass index after 14 weeks of treatment.

RM-718, the next generation of MC4R agonists

We have designed a new MC4R agonist for weekly administration. A new chemical entity, RM-718, we believe has demonstrated the potential to reduce body weight and hunger, with favorable safety results observed in preclinical studies. RM-718 is designed to be more highly targeted and MC1R sparing with the potential to not cause hyperpigmentation. In a series of pre-clinical studies, RM-718 reduced overall body weight, body weight gain and food consumption in animal models. Our investigational new drug application (IND) has been accepted by the FDA, and we expect to initiate Phase 1 in-human trials in the first half of 2024, including a multiple-ascending dose study in patients with hypothalamic obesity.

RM-718 is an investigational, synthetic, cyclic heptamer (7-amino acid-containing) peptide, and is designed as a selective and potent MC4R agonist that spares other melanocortin receptors. The RM-718 formulation is a sustained release depot designed for once weekly (QW), subcutaneous (SC) injection, consisting of RM-718 and excipients. The major components are phospholipids (PL) that are a natural part of the cell membrane and, once injected into tissue and coming into contact with aqueous body fluids and tissues, can precipitate and trap a co-administered drug to form a drug-PL co-precipitate (nanometer-sized phospholipid particles) that functions as a depot. Over time, this depot slowly diffuses into the surrounding tissue and/or is degraded by local phospholipase (slowly hydrolyzing phospholipids) resulting in a slow and controlled release of RM-718 over time.

Nonclinical studies of RM-718 in obese rats over 3 weeks of treatment demonstrated significant and stable reduction of body weight (-12.9%) and body weight gain, reduced food, and water consumption (~ -25%) and improvement in insulin sensitivity without any pharmacological effects on the cardiovascular and respiratory systems. Studies in rodents (diet induced obese rats and mice including obese Zucker rats and Sprague Dawley rats) and monkeys also demonstrated that RM-718 suppressed food intake and weight gain.

Nonclinical toxicology studies of RM-718 administered for 28 days were conducted in rats and cynomolgus monkeys with doses up to 30 mg/kg. RM-718 was well tolerated in rats and monkeys, with no evidence of systemic toxicity. RM-718-related clinical observations of hyperpigmentation of skin on the muzzle in monkeys were rare (observed in only one monkey at the 30 mg/kg dose). Microscopic analysis showed minimal to moderate increased pigment of the epidermis of the skin of the muzzle at ≥10 mg/kg/doses, and we believe this result is probably species-specific and the result of MC1R stimulation.

In safety pharmacology studies evaluating potential adverse effects on the cardiovascular and respiratory systems in cynomolgus monkeys, RM-718 produced no treatment-related changes in effects on heart rate, blood pressure, electrocardiographic changes, or respiratory parameters up to the 30 mg/kg weekly dose. Moreover, when compared to an MC4R agonist LY2112688 (formulated by Eli Lilly and Company), continuous SC infusion for 3 days of LY2112688 at 0.5 and 1 mg/kg/day, resulted in a slight increase in blood pressure at the 1 mg/kg/day dose level, relative to the reference item (saline), with effects being more pronounced during the night cycle, with no definitive effect on heart rate. These changes were not noted following continuous administration of RM-718 at doses of 1 and 5 mg/kg/day for 3 days, with heart rate and blood pressure remaining comparable to the reference item (saline) up to 96 hours post start of infusion. A slight, non-dose dependent decrease in body temperature was seen in all test article-treated groups over the course of the study, all within normal variation for monkeys and it was not considered adverse.

Congenital Hyperinsulinism Program

In February 2023, we completed the acquisition of Xinvento B.V., or Xinvento, a Dutch private limited liability company based in the Netherlands, through our wholly-owned subsidiary Rhythm Pharmaceuticals Netherlands B.V., a Dutch private limited liability company. Xinvento was founded in 2021 by Claudine van der Sande and is developing novel investigational therapeutic candidates designed to improve the care of patients and families living with CHI.  Ms. Van der Sande joined Rhythm as a vice president and head of our CHI program following the acquisition.

CHI is a rare disease that we believe is well aligned with our corporate strategy and broadens our focus into an adjacent endocrine indication with a high unmet need. CHI is the most frequent cause of severe, random and persistent hypoglycemia in newborns and children. Hypoglycemia results from an over-secretion of insulin, which causes blood sugar levels to fall dangerously low. Without proper and immediate treatment, children with CHI may suffer seizures, coma, or even death and, longer term, patients may experience developmental delays, epilepsy, cerebral palsy, and other neurological damage. Available treatments are suboptimal in terms of safety, tolerability and effectiveness. Patient and family surveys conducted by Congenital Hyperinsulinism International, a global patient advocacy organization, demonstrate that hypoglycemic low blood sugar levels are occurring one or more times per day in 30% and one or more times per week in an additional 22% of patients despite being on standard of care. In the United States, the estimated incidence rate for CHI is 1:29,000 to 1:31,000, according to the literature. With the acquisition, Rhythm acquired a suite of assets designed to treat patients with this disease. We are focused on identifying and nominating a lead compound to advance into pre-clinical testing. We anticipate nominating a candidate by the end of 2024.

Genetic Sequencing and Patient Finding

We continue to expand our sequencing efforts in individuals living with early-onset, severe obesity to support research, patient finding and community building efforts to better understand rare genetic diseases of obesity. Our obesity DNA database contains sequencing data from almost 80,000 individuals, as of December 31, 2023. Our sequencing data has come from four distinct sources in recent years: the Genetic Obesity ID | Genotyping Study, a global network of collaborations with obesity researchers with individual sample collections, institutional biobanks and Uncovering Rare Obesity (URO) or Rare Obesity Advanced Diagnosis (ROAD) programs.

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

URO, our free genetic testing program designed to help determine if individuals have an underlying genetic cause of their severe obesity, is the primary driver of how we collect sequencing samples and identify patients in the North America region. As obesity has reached epidemic levels in the United States, we are focused on identifying people with early-onset obesity that may be caused by certain rare genetic variants. As part of these efforts, we have launched Uncovering Rare Obesity in order to increase access to genetic testing.

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

The ROAD program mirrors the URO program as it is designed to increase awareness on rare MC4R pathway diseases caused by genetic variants and support patient identification in the International region. We collect samples from individuals with severe obesity from seven countries, including Spain, Italy, Ireland, Israel, Turkey and Germany. Our partner CGC Genetics Unilabs conducts the genetic testing for ROAD. This program covers the cost of the test, the kit and shipment.

As of the end of 2023 and excluding third-party sources, we have collected samples from approximately 40,000 individuals with severe obesity through our URO and ROAD programs, which now are our primary source of sequencing samples.

Commercial Efforts for IMCIVREE

We are focused on developing the global infrastructure to make IMCIVREE available in as many markets as possible.

IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever precision medicine developed for patients with certain rare diseases that is approved or authorized in the United States, EU, Great Britain, Canada and other countries and regions. IMCIVREE is approved by the FDA for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) POMC, PCSK1 or LEPR deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or VUS; or (ii) BBS. The EC and Great Britain’s MHRA have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above.  We are seeking regulatory approval in the United States and Europe to expand the label for IMCIVREE to treat patients as young as 2 with these diseases.

Including the United States and Canada, we have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in 14 countries, and we continue to collaborate with authorities to achieve access in additional markets.

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

Currently, IMCIVREE is the only approved treatment for weight management in patients with obesity due to BBS or POMC, PCSK1 or LEPR deficiencies, and there are no other approved treatments for addressing hyperphagia related behaviors of patients with rare MC4R pathway diseases. Bariatric surgery is not an appropriate treatment option for these MC4R pathway diseases because the severe obesity and hyperphagia associated with these diseases are considered to be risk factors for bariatric surgery. Also, existing therapies indicated for general obesity and those in clinical development for the same, including glucagon-like peptide-1 (GLP-1) receptor agonists, such as Wegovy®, and glucose-dependent insulinotropic polypeptide (GIP) and glucagon-like peptide-1 (GLP-1) agonists, such as tirzepatide, do not specifically restore function impaired by genetic deficiencies and trauma to the hypothalamus that disrupt MC4R pathway signaling, which we believe is a root cause of hyperphagia and obesity in patients with these diseases. Studies such as the SURMOUNT 1 study, which served as the basis of the FDA approval of tirzepitide for obesity, specifically excluded patients with: “obesity induced by other endocrinologic disorders or monogenetic or syndromic forms of obesity.”

Courage Therapeutics and Confo Therapeutics each have early-stage programs that are exploring MC4R agonism, and Palatin Technologies is evaluating bremelanotide in obesity as an adjunct therapy to GLP-1.

Licensing Agreements

Ipsen Pharma S.A.S.

Pursuant to a license agreement with Ipsen Pharma S.A.S., or Ipsen, we have an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize compounds that were discovered or researched by Ipsen in the course of conducting its MC4R program or that otherwise were covered by the licensed patents. Rights under the license included the right to research, develop and commercialize setmelanotide. Pursuant to the license, we have a non-exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights that were licensed by Ipsen from a third-party or that Ipsen may develop in the future to research, develop, and commercialize any of the compounds exclusively licensed by Ipsen pursuant to the license.

Under the terms of the Ipsen license agreement, Ipsen is eligible to receive payments of up to $40.0 million upon the achievement of certain development and commercial milestones in connection with the development, regulatory approval and commercialization of applicable licensed products, and royalties on future sales of the licensed products. Substantially all of the aggregate payments under the Ipsen license agreement are for milestones that may be achieved no earlier than first commercial sale of the applicable licensed product, and as of December 31, 2023, we have paid $4.0 million in clinical and regulatory milestones and $9.0 million in commercial milestones. Royalties in the mid-single digits on future sales of the applicable licensed products will be due under the Ipsen license agreement on a licensed product-by-licensed product and country-by-country basis until the later of the date when sales of a licensed product in a particular country are no longer covered by patent rights licensed pursuant to the Ipsen license agreement and the tenth anniversary of the date of the first commercial sale of the applicable licensed product in the applicable country. The term of the Ipsen license agreement continues until the expiration of the applicable royalty term on a country-by-country and product-by- product basis. Upon expiration of the term of the agreement, the licensed rights granted to us under the agreement, to the extent they remain in effect at the time of expiration, will thereafter become irrevocable, perpetual and fully paid-up licenses that survive the expiration of the term. We have a right to terminate the license agreement at any time during the term for any reason on 180 days’ written notice to Ipsen. Ipsen has a right to terminate the agreement prior to expiration of its term for our material breach of the agreement, our failure to initiate or complete development of a licensed product or our bringing an action seeking to have an Ipsen license patent right declared invalid. Upon any early termination of the license agreement not due to Ipsen’s material breach, all licensed rights granted under the license agreement will terminate.

Camurus

In January 2016, we entered into a license agreement for the use of Camurus’ drug delivery technology, FluidCrystal, to formulate setmelanotide with Camurus. Under the terms of the agreement, Camurus granted us a worldwide license to the FluidCrystal technology to formulate setmelanotide and to develop, manufacture, and commercialize this new formulation for once-weekly dosing, administered as a SC injection. The license granted to us is specific to the FluidCrystal technology incorporating setmelanotide. Under the terms of the license agreement, we are responsible for manufacturing, development, and commercialization of the setmelanotide FluidCrystal formulation worldwide. Camurus received a non-refundable and non-creditable upfront payment of $0.5 million in January 2016, and is eligible to receive progressive payments of approximately $65.0 million, of which the majority are sales milestones. As of December 31, 2023, we have made $2.3 million of milestone payments to Camurus. In addition, Camurus is eligible to receive tiered, mid to mid-high, single-digit royalties on future sales of the product.

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

According to the terms of the RareStone License, RareStone has agreed to seek local approvals to commercialize IMCIVREE for the treatment of obesity and hyperphagia due to POMC, PCSK1, or LEPR deficiency, as well as Bardet-Biedl and Alström syndromes. Additionally, RareStone agreed to fund efforts to identify and enroll patients from China in Rhythm’s global EMANATE trial, a Phase 3, randomized, double-blind, placebo-controlled trial to evaluate setmelanotide in four independent sub-studies in patients with obesity due to a heterozygous variant of POMC/PCSK1 or LEPR; certain variants of the SRC1 gene, and certain variants of the SH2B1 gene. According to the terms of the RareStone License, RareStone made an upfront payment to Rhythm of $7.0 million and issued Rhythm 1,077,586 ordinary shares. Rhythm will be eligible to receive development and commercialization milestones of up to $62.5 million, as well as tiered royalty payments on annual net sales of IMCIVREE.

On October 28, 2022, we delivered written notice, or the Notice, to RareStone that we have terminated the RareStone License for cause. In accordance with the Notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to our global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided written notice to us that it objects to the claims in the Notice, including our termination of the RareStone License for cause. On March 16, 2023, we provided written notice, or the March Notice, to RareStone reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause, and also requested documentation supporting RareStone’s purported dispute notice objecting to the claims in the Notice. On May 10, 2023, RareStone provided written notice to us reaffirming its objections to the claims in our October Notice and March Notice, including to our termination of the RareStone License for cause. On November 29, 2023, RareStone wrote to us seeking to negotiate and execute a commercial supply agreement as contemplated under the Exclusive License Agreement, and on January 19, 2024, we responded in writing again reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause.

LG Chem

In January 2024, we entered into a license agreement and share issuance agreement with LG Chem, Ltd. Under the terms of the license agreement, we obtained worldwide rights to exploit LGC’s proprietary compound LB54640 and will assume sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of LB54640. The SIGNAL trial is a randomized, placebo-controlled, double-blind study designed to enroll and evaluate approximately 28 patients with acquired hypothalamic obesity. Participants will receive one of three doses of LB54640 by oral administration once daily for up to 52 weeks, and the primary endpoint of the study is the change from baseline in body mass index after 14 weeks of treatment. The open-label, single-arm, 16-week ROUTE trial is designed to enroll five patients with POMC or LEPR deficiency obesity.

We paid LGC $40.0 million in cash and issued shares of our common stock with an aggregate value of $20.0 million. The shares were issued at a per share price equal to the ten-day volume weighted-average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024. We also agreed to make a $40.0 million payment in cash 18 months after the effective date of the license agreement.

In addition and subject to the completion of Phase 2 development of LB54640, the Company has agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from its MC4R portfolio, including LB54640, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of LB54640 in a region if LB54640 is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of LB54640 for the limited remainder of the royalty term in the relevant region.

Patents and Proprietary Rights

Our MC4R portfolio of licensed and exclusively owned patent families, which includes setmelanotide, consists of 16 patent families currently being prosecuted or maintained, which include applications and patents directed to compositions of matter, formulations and methods of treatment using setmelanotide. As of January 26, 2024, the portfolio for the MC4 program consists of 19 issued United States patents and 347 issued non-United States patents across 12 of the 18 families. There also 13 pending United States patent applications and 130 pending non-United States applications in 40 jurisdictions.

In the patent family directed to selected MC4R receptor agonists, including the composition of matter for setmelanotide, we have 10 issued United States patents and 191 issued non-United States patents, including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, New Zealand, Russia and Singapore. The standard 20-year term for patents in this family would expire in 2026, but two of the United States patents are expected to expire in 2027 due to patent term adjustments. Patent term extensions for delays in marketing approval may also extend the terms of patents in this family, and we have filed for patent term extension in the United States that, if granted, would extend the composition of matter patent protection to 2032.

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

We have also in-licensed a patent portfolio consisting of 20 patent families from LG Chem directed to the compositions of matter and methods of use of the oral MC4R agonist LB54640 and related compounds.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●completion of preclinical laboratory tests, animal studies and formulation studies, certain of which must be conducted in accordance with FDA’s Good Laboratory Practice requirements and other applicable regulations;
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
●satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and potential inspection of selected clinical investigation sites to assess compliance with GCPs; and

●FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. An IND is a request for allowance from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30- day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which among other things, include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a Fast Track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review. An NDA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

Additionally, depending on the design of the applicable clinical trials, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory studies be underway prior to granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Marketing Exclusivity

Exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA), or an NDA submitted under Section 505(b)(2) (505(b)(2) NDA), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to existing periods of regulatory exclusivity or patent terms if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (GLP) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes) . In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH) guidelines on good clinical practices (GCP) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (GMP). Other national and EU-wide regulatory requirements may also apply.

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

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (QPPV) who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

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

Drug-delivery products intended to administer a medicinal product where the medicinal product and the device form a single integral product are regulated as medicinal products in the EU. The EMA is responsible for evaluating the quality, safety and efficacy of MAAs submitted through the centralized procedure, including the safety and performance of the medical device in relation to its use with the medicinal product. The EMA or the EU member state national competent authority will assess the product in accordance with the rules for medicinal products described above but the device part must comply with the EU Medical Devices Regulation (including the general safety and performance requirements provided in Annex I). MAA must include – where available – the results of the assessment of the conformity of the device part with the EU Medical Devices Regulation contained in the manufacturer’s EU declaration of conformity of the device or the relevant certificate issued by a notified body. If the MAA does not include the results of the conformity assessment and where for the conformity assessment of the device, if used separately, the involvement of a notified body is required, the competent authority must require the applicant to provide a notified body opinion on the conformity of the device.

By contrast, in case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product (but are e.g. co-packaged), the medicinal product is regulated in accordance with the rules for medicinal products described above while the device part is regulated as a medical device and will have to comply with all the requirements set forth by the EU Medical Devices Regulation. The characteristics of non-integral devices used for the administration of medicinal products may impact the quality, safety and efficacy profile of the medicinal products. To the extent that administration devices are co-packaged with the medicinal product or, in exceptional cases, where the use of a specific type of administration device is specifically provided for in the product information of the medicinal product, additional information may need to be provided in the MAA for the medicinal product on the characteristics of the medical device(s) that may impact on the quality, safety and/or efficacy of the medicinal product.

The requirements regarding quality documentation for medicinal products when used with a medical device, including single integral products, co-packaged and referenced products, are outlined in the EMA guideline of July 22, 2021, which became effective on January 1, 2022.

The aforementioned EU rules are generally applicable in the EEA.

Regulation of Companion Diagnostics in the European Union

In the EU, in vitro diagnostic medical devices were regulated by Directive 98/79/EC (IVDD) which regulated the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices had to comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics is subject to further requirements since the in vitro diagnostic medical devices Regulation No 2017/746 (IVDR) became applicable on May 26, 2022. On October 14, 2021, the EC proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR fully applies since May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the IVDR.

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

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”, however new EU legislation such as the EU CTR or in relation to orphan medicines is not be applicable. The UK government has passed the Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (GB); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Framework” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the changes, Northern Ireland will be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. After Brexit, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. A new international recognition framework has been in place from January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new GB MA.

There will be no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.

Additionally, on June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. In this response the MHRA confirmed that it would bring forward legislative changes to the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the (EU) IVDD), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but have recently been postponed to July 2025. Devices bearing CE marks issued by EU notified bodies under the EU Medical Devices Regulation or EU Medical Devices Directive are now subject to transitional arrangements. The UK Government has introduced legislation that provides that CE-marked medical devices may be placed on the GB market on the following timelines:

●	general medical devices compliant with the EU Medical Devices Directive or EU Active Implantable Medical Devices Directive with a valid declaration and CE marking can be placed on the GB market up until the sooner of expiry of the certificate or June 30, 2028; and
●	general medical devices, including custom-made devices, compliant with the EU Medical Devices Regulation can be placed on the GB market up until June 30, 2030.

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

Healthcare Laws and Regulations

We are subject to healthcare regulation and enforcement by the federal government and the states where we conduct business. These laws include, without limitation, state and federal anti-kickback, antitrust, fraud and abuse, false claims, and physician and other healthcare provider payment transparency laws and regulations. Foreign governments also have comparable regulations.

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

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through 2032, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s AMP.

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law.  This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010.  Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).  The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Moreover, the federal government and individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures. These new laws and the regulations and policies implementing them, as well as other healthcare-related measures that may be adopted in the future, could materially reduce our ability to develop and commercialize IMCIVREETM and our product candidates, if approved.

In the EU, on December 15, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

Human Capital

Our employees are dedicated to our mission to transform the lives of patients and their families living with hyperphagia and severe obesity caused by rare MC4R pathway diseases by rapidly advancing care and precision medicines addressing the root cause. As of February 1, 2024, we had 226 employees, including 174 in the United States and Canada and 52 in 10 countries outside North America.  We also work with consultants and contractors to provide both specific expertise and flexibility for our business needs.

We believe that our future success largely depends upon our continued ability to attract, hire and retain highly skilled employees. We emphasize several measures and objectives in managing our human capital assets, including, among others, employee engagement, development and training, talent acquisition and retention, employee wellness, diversity, inclusion, and compensation and pay equity. We frequently assess the external market to provide our employees with competitive salaries, bonuses, opportunities for equity ownership, development opportunities that enable continued

learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we regularly collect employee feedback to ensure open communication, measure employee engagement and identify opportunities for improvement.  We maintain efforts to ensure our employees are enabled to take advantage of flexible working arrangements.

We believe that developing a diverse and inclusive culture is critical to continuing to attract and retain the top talent necessary to deliver on our growth strategy. As such, we are investing in a work environment where our employees feel inspired and included; it is our policy to pursue the best talent and to not make employment (including hiring, promotion, or compensation) or other contracting decisions on the basis of any legally protected characteristics. We continue to focus on extending our diversity and inclusion initiatives across our entire global workforce. In addition, we work to ensure our employees understand and embrace our commitment to our patient community and our focus on changing the paradigm for treatment of rare genetic diseases of obesity. We value our employees’ courage to ask bold questions and their commitment to learning and collaboration, as each person brings a unique contribution to furthering our mission. Grounded in these guiding principles, we believe we have developed a collaborative environment where our colleagues feel respected, valued, and inspired to contribute to their fullest potential.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Annual Report, including our consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Financial Position and Need for Capital

We are a commercial stage biopharmaceutical company with a limited operating history and have not generated significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

We are a commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases.  Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide.  To date we have generated approximately $97.0 million of  revenue from product sales.  In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to POMC, PCSK1 or LEPR deficiency as determined by an FDA approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or BBS.  The EC has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The MHRA authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or of uncertain significance.  In total, to date we have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in 14 countries, and we continue to collaborate with authorities to achieve access in additional markets.

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

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of setmelanotide, which is approved by the FDA and Health Canada and authorized by the EC and the MHRA, as noted above, and is in development to address patients affected by several other indications. We have funded our operations to date primarily through the proceeds from the sales of common stock and preferred stock, asset sales, royalty interest financing, as well as capital contributions from our former parent, Rhythm Holdings LLC, and have incurred losses in each year since our inception.

Our net losses were $184.7 million and $181.1 million for the years ended December 31, 2023 and 2022, respectively.  As of December 31, 2023, we had an accumulated deficit of $894.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide, with clinical trials of our new investigational drug candidates (RM-718, which is designed to be a more selective MC4R agonist with  weekly administration, and LB54640, an investigational oral small molecule MC4R agonist now in Phase 2 clinical trials), and with the development of any other product candidates we may choose to pursue, including a therapeutic product candidate for CHI. In addition, since we have market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in 14 countries, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. Nevertheless, setmelanotide may not be a commercially successful drug. We have and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have generated approximately $97.0 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	continue to commercialize setmelanotide by building a commercial organization and/or entering into collaborations with third parties;
●	ensure setmelanotide is available to patients;
●	continue to achieve market acceptance of setmelanotide in the medical community and with third-party payors;
●	continue to initiate and successfully complete later-stage clinical trials for setmelanotide, RM-718, LB54640, or other drug candidates that meet their clinical endpoints;
●	continue to initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approvals for setmelanotide as a treatment for obesity caused by deficiencies affecting the MC4R pathway; and
●	successfully manufacture or contract with others to manufacture setmelanotide, or RM-718 and LB54640 if approved.

As described above, absent our entering into collaboration or partnership agreements, we have and expect to continue to incur significant sales and marketing, commercialization, and research and development costs. Additionally, as a result of the acquisition of Xinvento B.V., we also expect to devote substantial financial resources to the research and development and potential commercialization of a therapeutic product candidate for CHI. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate significant product revenue, we will not become profitable and will be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently in the early stages of commercializing IMCIVREE for chronic weight management in patients with obesity due to BBS, POMC, PCSK1 or LEPR deficiencies in the U.S., Canada, the EU and Great Britain and advancing setmelanotide through clinical development for additional indications in the United States and for potential approvals in other countries. Developing peptide therapeutic products is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance setmelanotide in additional clinical trials, as well as in connection with research and development activities for setmelanotide, RM-718, and LB54640, and in connection with a therapeutic product candidate for CHI  as a result of the acquisition of Xinvento B.V. We intend to use our available cash resources to advance the clinical development of setmelanotide, for disease-education and community-building activities, patient identification, and commercialization activities related to IMCIVREE. Depending on the status of additional regulatory approvals and commercialization of setmelanotide, as well as the progress we make in sales of IMCIVREE, we may still require significant additional capital to fund the continued development of setmelanotide and our operating needs thereafter, , as well as research and development activities for setmelanotide, RM-718, LB54640, and a therapeutic product candidate for CHI. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for setmelanotide or otherwise expand more rapidly than we presently anticipate.

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through December 2023, we raised aggregate net proceeds of approximately $791.5 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into a Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners for a total investment amount of up to $100.0 million, conditioned upon our achievement of certain clinical development and sales milestones.  As of December 31, 2023, we have received $96.7 million of aggregate proceeds, net of debt issuance costs, under the RIFA. As of December 31, 2023, our cash and cash equivalents and short-term investments were approximately $275.8 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into the second half of 2025. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide, as well as for research and development activities for setmelanotide, RM-718, LB54640, and a therapeutic product candidate for CHI. Raising funds in the current economic and geopolitical environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, in the case of approved products, commercialize setmelanotide RM-718, LB54640, and a therapeutic product candidate for CHI. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or other third parties at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to setmelanotide or technologies or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

On June 16, 2022, we entered into the RIFA, with entities managed by HealthCare Royalty Management, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors agreed to pay us an aggregate investment amount of up to $100.0 million, or the Investment Amount. Under the terms of the RIFA, we received $37.5 million on June 29, 2022 upon FDA approval of IMCIVREE in BBS, and an additional $37.5 million on September 29, 2022, following EC marketing authorization for BBS on September 6, 2022.  On September 12, 2023, we received the remaining $24.4 million of the Investment Amount, net of debt issuance costs, following the achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.

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

Risks Related to the Development of Setmelanotide and Other Product Candidates

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

We are actively working to advance additional genetic variants related to the MC4R pathway through our clinical development program. Our continued development efforts are focused on obesity related to several single gene related, or monogenic, MC4R pathway impairments: BBS; obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, variants; obesity due to SH2B adapter protein 1, or SH2B1; hypothalamic obesity; and MC4R deficiency obesity. For example, in April 2022 we enrolled the first patient in our pivotal Phase 3 EMANATE clinical trial of setmelanotide. The trial is a randomized, double-blind, placebo-controlled study with four independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; or certain variants of SH2B1 genes. After receiving feedback from the FDA in April 2022 that indicated that additional clinical trials to support potential registration for non-rare patient populations would likely be required, we eliminated a fifth sub-study intended to evaluate setmelanotide in patients with a PCSK1 N221D variant. Each of the four sub-studies will be entirely independent of the others and, if successful, is designed to support separate regulatory submissions to the FDA and EMA in each studied indication. However, the FDA and EMA may not view positive results in one sub-study, even if such results are statistically significant and clinically meaningful, as being sufficient for approval for any given indication.

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

The exclusive license agreement with LGC is important to our business. If we or LGC fail to adequately perform under the agreement, the development of LB54640 could be delayed, or if we or LGC terminate the agreement, we would lose our rights to develop and commercialize LB54640.

In January 2024, we entered into a license agreement and share issuance agreement with LGC. Pursuant to the terms of the license agreement, we obtained exclusive worldwide rights to exploit LGC’s proprietary compound LB54640 and assumed sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of LB54640. In addition and subject to the completion of Phase 2 development of LB54640, we have agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from our MC4R portfolio, including LB54640, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of LB54640 in a region if LB54640 is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of LB54640 for the limited remainder of the royalty term in the relevant region.  The license agreement will continue until the expiration of the obligation to pay royalties in all countries or regions, unless terminated earlier. We or LGC can terminate the license agreement in certain circumstances, including for the other party’s material uncured breach. If the license agreement is terminated, we would lose our rights to develop and commercialize LB54640, and, under some circumstances, we could be subject to certain ongoing payments, penalties and fees, all of which in turn would have a material adverse effect on our business.

The number of patients suffering from each of the MC4R pathway variants we are targeting is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be materially adversely affected.

Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with MC4R pathway deficiencies. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. In addition, we have internal genetic sequencing results from individuals with severe obesity that provide another approach to estimating prevalence. As of December 31, 2023, our database had approximately 80,000 sequencing samples. Since the published epidemiology studies for these genetic variants are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.

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

●	MC4R Deficiency Obesity. Our addressable patient population estimate for MC4R-rescuable deficiency obesity is approximately 10,000 patients in the United States. This estimate is based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (120% the 95th percentile between the ages of 2-5 years);
●	a comprehensive ongoing biochemical screening study indicating there may be a defined subset of individuals who carry MC4R variants that may be rescued by an MC4R agonist; and
●	our internal sequencing yield for MC4R deficiency obesity patients of approximately 2.0% prior to application of functional filters.

●	Hypothalamic obesity. Our addressable patient population estimate for hypothalamic obesity (HO) is 5,000 to 10,000 patients in the United States. This estimate is based on:
●	diagnosis of an underlying HO etiology such as craniopharyngioma (CP), astrocytoma, or other brain tumors with CP accounting for approximately 50% of HO etiologies;
●	an annual incidence of CP of approximately 1.3 to 2.2 per million per year in the United States, which projects to approximately 600 cases of CP per year based on a United States population of approximately 329 million;
●	approximately 50% (based on a published range of 6% to 91%) of CP patients develop HO;
●	published estimates of overall survival (OS) after CP diagnosis, with a 20-year OS of 84%;
●	allowing for patients that develop HO due to other factors besides CP, results in an estimated HO prevalence after CP diagnosis in the United States exceeding 2,500-7,500 patients; and
●	internal Company estimate is based on reported incidence of hypothalamic obesity following CP and long-term survival rates.
●	Obesity due to a deficiency in the MC4R pathway caused by variants in the SEMA3 family, PHIP, TBX3 or PLXNA family. Our addressable patient population estimate for obesity patient with variants in these genes is approximately 63,500 patients in the United States. This estimate is based on:
●	based on results from our URO genetic testing program with samples from more than 36,000 participants, classification of variants for pathogenic, likely pathogenic and 20% of with a variant of uncertain significance and applied to established estimate of approximately 5 million people in the US with early-onset obesity.

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

In addition, the pediatric population is an important patient population for setmelanotide, RM-718, and LB54640, and our addressable patient population estimates include pediatric populations. However, it may be more challenging to conduct studies in younger participants, and to locate and enroll pediatric patients. These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may also result in increased development costs for setmelanotide and any future product candidates and jeopardize our ability to obtain additional marketing approvals for the sale of setmelanotide. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

Failures or delays in the commencement or completion of our planned clinical trials of setmelanotide, RM-718, or LB54640 could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Successful completion of our ongoing and planned clinical trials is a prerequisite to submitting an NDA or NDA supplement to the FDA, an MAA to the EMA, and other applications for marketing authorization to equivalent competent authorities in foreign jurisdictions, and consequently, successful completion of such trials, at a minimum, will be required for regulatory approvals and the commercial marketing of setmelanotide for additional indications as well as RM-718 and LB54640.

We do not know whether our planned clinical trials will begin or whether any of our clinical trials will be completed on schedule, if at all, as the commencement and successful completion of clinical trials can be delayed or prevented for a number of reasons, including but not limited to:

●	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
●	delays in the completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
●	the FDA or other equivalent competent authorities in foreign jurisdictions may deny permission to proceed with our ongoing or planned trials or any other clinical trials we may initiate, or may place a clinical trial on hold or be suspended;
●	delays in filing or receiving authorization to proceed under an additional investigational new drug application, or IND, or similar foreign application if required;
●	delays in reaching a consensus with the FDA and other regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	difficulties in obtaining Institutional Review Board, or IRB, and/or ethics committee approval or opinion to conduct a clinical trial at a prospective site or sites;
●	since many already diagnosed patients are at academic sites, delays in conducting clinical trials at academic sites due to the particular challenges and delays typically associated with those sites, as well as the lack of alternatives to these sites which have already diagnosed patients;
●	inadequate quantity or quality of setmelanotide, RM-718, LB54640 or other materials necessary to conduct clinical trials, including delays in the manufacturing of sufficient supply of finished drug product;
●	challenges in identifying, recruiting and training suitable clinical investigators;
●	challenges in recruiting and enrolling suitable patients to participate in clinical trials;
●	severe or unexpected drug related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;
●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, other third parties or us to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements, or GCPs, or applicable regulatory guidelines in other countries;
●	occurrence of adverse events associated with setmelanotide, RM-718 or LB54640 that are viewed to outweigh their potential benefits, or occurrence of adverse events in trial of the same or similar class of agents conducted by other companies;
●	changes to the clinical trial protocols;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
●	selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;
●	the cost of clinical trials of our product candidates being greater than we anticipate;
●	clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates; and
●	development of antibodies to the drug or adjuvants may result in loss of efficacy or safety events.

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

Delays in the completion of any preclinical studies or clinical trials of setmelanotide, RM-718 or LB54640 will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of a regulatory approval for setmelanotide, RM-718 or LB54640. Any delays to our preclinical studies or clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize setmelanotide, RM-718 or LB54640, in each case if approved, and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Setmelanotide, RM-718 or LB54640 may cause undesirable side effects that could delay or prevent additional regulatory approvals, limit the commercial profile of approved labeling, or result in significant negative consequences following marketing approval.

First generation MC4R agonists were predominantly small molecules that failed in clinical trials due to significant safety issues, particularly increases in blood pressure, and had limited efficacy. Undesirable side effects caused by setmelanotide, RM-718 or LB54640 could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive labeling or the delay or denial of additional regulatory approvals by the FDA or other equivalent competent authorities in foreign jurisdictions. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may adversely affect our business, financial condition and prospects significantly.

Setmelanotide, RM-718 and LB54640 are MC4R agonists. Potential side effects of MC4R agonism, which have been noted either with setmelanotide or with other MC4R agonists in clinical trials and preclinical studies, may include:

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

If these or other significant adverse events or other side effects are observed in any of our ongoing or planned clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB may also suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude setmelanotide, RM-718 or LB54640 from obtaining or maintaining marketing approval or obtaining additional approvals, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially adversely affect our business, financial condition and prospects.

Further, if we or others identify undesirable side effects caused by the products, or any other similar product, before or after regulatory approvals, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of setmelanotide, RM-718 or LB54640, and could substantially increase the costs of commercializing setmelanotide, RM-718 or LB54640 and significantly impact our ability to successfully commercialize setmelanotide, RM-718 or LB54640 and generate revenues.

We may not be able to obtain or maintain orphan drug designations for setmelanotide, RM-718 or LB54640 or to obtain or maintain exclusivity in any use. Even with exclusivity, competitors may obtain approval for different drugs that treat the same indications as setmelanotide, RM-718 and LB54640.

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

Grant of orphan designation by the EC also entitles the holder of this designation to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. In addition to a range of other benefits during the development and regulatory review, orphan medicinal products are, upon grant of marketing authorization, entitled to ten years of exclusivity in all EU member states for the approved therapeutic indication, which means that the competent authorities cannot accept another marketing authorization application, or MAA, grant a marketing authorization, or accept an application to extend a marketing authorization for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Marketing authorization may, however, be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities.

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

In connection with IMCIVREE’s approval, the FDA granted us seven years of orphan drug exclusivity for setmelanotide for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1, or LEPR deficiency confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. The FDA also granted us seven years of orphan drug exclusivity for setmelanotide for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to BBS. In the EU, we obtained ten years of market exclusivity for setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic leptin receptor (LEPR) deficiency in adults and children 6 years of age and above.

We have also been granted orphan designation for setmelanotide for the treatment of Alström syndrome in both the United States and the EU. Setmelanotide has also been granted orphan designation for setmelanotide in treating Prader-Willi syndrome and acquired hypothalamic obesity in the EU. There can be no assurance that we will be able to maintain the benefits orphan drug exclusivity, or that the FDA or the EC will grant orphan designations for setmelanotide for other uses. In addition, orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

The FDA is authorized under the FDCA to give certain product candidates “Breakthrough Therapy designation.” A Breakthrough Therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of Breakthrough Therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross disciplinary review. In addition, the FDA may consider reviewing portions of an NDA before the sponsor submits the complete application, or rolling review. Product candidates designated as breakthrough therapies by the FDA may be eligible for other expedited programs, such as priority review, provided the relevant criteria are met.

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

The PRIME scheme was launched by the EMA in 2016. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. In late June 2018, setmelanotide was granted eligibility to PRIME by the CHMP for the treatment of obesity and the control of hunger associated with deficiency disorders of the MC4R receptor pathway. Acknowledging that setmelanotide targets an unmet medical need, the EMA offers enhanced support in the development of the medicinal product through enhanced interaction and early dialogue to optimize our development plans and speed up regulatory evaluation in the EU. As part of this designation, the EMA has provided guidance to us concerning the development of setmelanotide. The PRIME designation does not, however, guarantee that the regulatory review process in the EU will be shorter or less demanding. Neither does the PRIME designation guarantee that the EC will grant additional marketing authorizations for setmelanotide.

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

In the EU, until May 25, 2022, in vitro diagnostic medical devices were regulated by Directive 98/79/EC, or the IVDD, which has been repealed and replaced by Regulation (EU) No 2017/746, or the IVDR. Unlike the IVDD, the IVDR is directly applicable in EU member states without the need for member states to implement into national law. The regulation of companion diagnostics is now subject to further requirements set forth in the IVDR. However on October 14, 2021, the EC proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR became applicable on May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. For instance, class C devices (including devices that are intended to be used as companion diagnostics) have until May 26, 2026 to comply with the new requirements. The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. Compliance with the new requirements may impact our development plans for setmelanotide.

If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic for setmelanotide, RM-718 or LB54640, any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining additional approvals for setmelanotide, or adversely affect the approvals we have already obtained. For example, in November 2020, the FDA approved IMCIVREE for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1, or LEPR deficiencies confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Although the FDA did not require that we obtain approval of a companion diagnostic prior to approving the New Drug Application, or NDA, for IMCIVREE, in connection with the NDA approval we agreed as a post-marketing commitment to conduct adequate analytical and clinical validation testing to develop and establish an in vitro companion diagnostic device to accurately and reliably detect patients with variants in the POMC, PCSK1, and LEPR genes that may benefit from setmelanotide therapy. In September 2020, our collaboration partner, Prevention Genetics, submitted a de novo request seeking FDA authorization to market such an in vitro companion diagnostic device for IMCIVREE as a Class II medical device.  In January 2022, the FDA granted the de novo request for classification for the POMC/PCSK1/LEPR CDx Panel for market authorization as a Class II device. If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic when we seek additional approvals for setmelanotide, RM-718 or LB54640, any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining such additional approvals for setmelanotide, or adversely affect the approvals we have already obtained.

We rely, and expect that we will continue to rely, on third parties to conduct clinical trials for setmelanotide, RM-718 and LB54640. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain additional regulatory approvals for or commercialize setmelanotide, RM-718 or LB54640, and our business could be substantially harmed.

We have agreements with third-party CROs to operationalize, provide monitors for and to manage data for our ongoing clinical trials. We rely heavily on these parties for the execution of clinical trials and control only certain aspects of their activities. As a result, we have less direct control over the start-up, conduct, timing and completion of these clinical trials, and the management of data developed through the clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. However, we remain responsible for the conduct of these trials and are subject to enforcement which may include civil and criminal liabilities for any violations of FDA rules and regulations and the comparable foreign regulatory provisions during the conduct of our clinical trials. Outside parties may:

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, setmelanotide, RM-718 or LB54640. As a result, our financial results and the commercial prospects for setmelanotide, RM-718 or LB54640, would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Risks Related to the Commercialization of IMCIVREE and, if Approved, our Future Products

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

On December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim.  Once applicable, it will have a phased implementation depending on the concerned products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell IMCIVREE, we may not be able to generate any revenue.

In order to market IMCIVREE, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we have received FDA and Health Canada approval, and EC and MHRA marketing authorization for certain indications, we are early in our commercialization efforts and have not yet established a full-scale commercial infrastructure. Therefore, you should not compare us to commercial-stage biotechnology companies, and you should not expect that we will generate substantial revenues or become profitable in the near term. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

We may never receive regulatory approval to market setmelanotide outside of the United States, Canada, the European Union and Great Britain.

We intend to seek marketing authorizations in various countries worldwide. In order to market any product outside of the United States, Canada, the EU or Great Britain, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Marketing authorization procedures vary among countries and can involve additional setmelanotide testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA approval or marketing authorization from the EC or the MHRA. The marketing authorization processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States and Europe, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Grant of marketing authorization in one country does not ensure grant of marketing authorization in another country, but a failure or delay in obtaining marketing authorization in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing authorization in other countries or any delay or other setback in obtaining such authorizations would impair our ability to market setmelanotide in such foreign markets. Any such impairment would reduce the size of our potential market share and could have a material adverse impact on our business, results of operations and prospects.

We may not achieve market acceptance for IMCIVREE, which would limit the revenue that we generate from the sale of IMCIVREE.

The commercial success of IMCIVREE will also depend upon the awareness and acceptance of IMCIVREE within the medical community, including physicians, patients and third-party payors. If IMCIVREE does not achieve an adequate level of acceptance by patients, physicians and third-party payors, we may not generate sufficient revenue to become or remain profitable. Before granting reimbursement approval, third-party payors may require us to demonstrate that, in addition to treating obesity caused by certain genetic deficiencies affecting the MC4R pathway, IMCIVREE also provides incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of IMCIVREE may require significant resources and may never be successful. All of these challenges may impact our ability to ever successfully market and sell IMCIVREE.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop compounds that could make IMCIVREE obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. In addition, payors may require that patients try other medications known as step therapy or a “step-edit,” including medications approved for treatment of general obesity, before receiving reimbursement for IMCIVREE. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to IMCIVREE and our other product candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

Currently, IMCIVREE is the only approved treatment for providing chronic weight management in patients with obesity due to BBS or POMC, PCSK1 or LEPR deficiencies, and there are no approved treatments for chronic weight management in patients with deficiencies with deficiencies due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (HET obesity), SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity, and hypothalamic obesity. Bariatric surgery is not a good treatment option for these genetic diseases of obesity because the severe obesity and hyperphagia associated with these diseases are considered to be risk factors for bariatric surgery. Also, existing therapies indicated for general obesity, including glucagon-like peptide-1 (GLP-1) receptor agonists, such as Wegovy®, and glucose-dependent insulinotropic polypeptide (GIP) and glucagon-like peptide-1 (GLP-1) agonists, such as tirzepatide which is being investigated as a treatment for obesity, do not specifically restore function impaired by genetic deficiencies in the MC4R pathway, which we believe is the root cause of hyperphagia and obesity in patients with MC4R genetic variants. Based on search results from ClinicalTrials.gov, we are unaware of any competitive products in therapeutic clinical studies for the obesity and hyperphagia caused by upstream MC4R pathway deficiencies. New competitors may emerge which could limit our business opportunity in the future.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of setmelanotide, RM-718, and LB54640 in clinical trials and the sale of IMCIVREE exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with IMCIVREE. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design or a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection laws and any equivalent laws in foreign countries. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

We rely completely on third-party suppliers to manufacture our clinical and commercial drug supplies of setmelanotide, RM-718, and LB54640, and we intend to rely on third parties to produce preclinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture our clinical and commercial drug supply internally for setmelanotide, or any future product candidates, for use in the conduct of our preclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidate on a clinical or commercial scale. The facilities used by our contract manufacturing organizations, or CMOs, to manufacture the active pharmaceutical ingredient, or API, and final drug product must pass inspection by the FDA and other equivalent competent authorities in foreign jurisdictions pursuant to inspections that have been and will be conducted following submission of our NDAs or relevant foreign regulatory submission to the other equivalent competent authorities in foreign jurisdictions. Our failure or the failure of our CMOs to pass preapproval inspection of the manufacturing facilities of setmelanotide, RM-718, and LB54640 could delay the regulatory approval process. In addition, our clinical trials must be conducted with products produced under GMP and similar foreign regulations. Our failure or the failure of our CROs or CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, including civil and criminal penalties. When we import any drugs or drug substances, we would be subject to FDA, United States Department of Agriculture, and U.S. Bureau of Customs and Border Patrol import regulation requirements. Such enforcement for our failure or our CROs or CMOs’ failure to comply with these regulations could result in import delays, detention of products, and, depending on criteria such as the history of violative activities, the FDA could place a foreign firm or certain drug substances or products on Import Alert and require that all such drug substances or products be subject to detention without physical examination which could significantly impact the global supply chain for setmelanotide, RM-718, and LB54640. With the exception of those on the FDA’s drug shortage list or properly imported by individuals, the FDCA prohibits the importation of prescription drug products for commercial use if they were manufactured in a foreign country, unless they have been approved or are otherwise authorized to be marketed in the United States and are labeled accordingly.

We currently contract with third parties for the manufacture of setmelanotide, RM-718, and LB54640 and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with our CMOs, Corden Pharma Switzerland, LLC, or Corden, (formerly Peptisyntha SA prior to its acquisition by Corden), and Neuland Laboratories for certain process development and manufacturing services for regulatory starting materials and/or raw materials in connection with the manufacture of setmelanotide. We have entered into long-term commercial supply agreements with PolyPeptide Group and Recipharm Monts S.A.S. for manufacturing of drug substance and drug product for IMCIVREE. Under our agreements, we pay these third parties for services in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. We may need to engage additional third-party suppliers to manufacture our clinical and/or commercial (subject to approval) drug supplies. We also have engaged other third parties to assist in, among other things, distribution, post-approval safety reporting and pharmacovigilance activities. We cannot be certain that we can engage third-party suppliers on terms as favorable as those that are currently in place.

We do not perform the manufacturing of any drug products and are completely dependent on our CMOs to comply with GMPs and similar foreign requirements for manufacture of both drug substance, or API and finished drug product. We recognize that we are ultimately responsible for ensuring that our drug substances and finished drug product are manufactured in accordance with GMPs and similar foreign requirements, and, therefore, the company’s management practices and oversight, including routine auditing, are critical. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other equivalent competent authorities in foreign jurisdictions, they may be subject to administrative and judicial enforcement for non-compliance and the drug products would be deemed misbranded or adulterated and prohibited from distribution into interstate commerce. Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those other company materials and products may affect the regulatory clearance of our CMOs’ facilities generally. In addition, satisfying the regulatory requirements for production of setmelanotide, RM-718, and LB54640 with multiple suppliers, while assuring more robust drug availability in the future, adds additional complexity and risk to regulatory approval. If the FDA or another equivalent competent foreign regulatory agency does not approve these facilities for the manufacture of setmelanotide, RM-718, and

LB54640 or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market setmelanotide, RM-718, or LB54640.

We are manufacturing finished drug product for use in our upcoming or ongoing clinical trials and for commercial supply. We believe we currently have a sufficient amount of finished setmelanotide, RM-718, LB54640, and placebo to complete our ongoing and planned clinical trials, and for commercial IMCIVREE supply. However, these projections could change based on delays encountered with manufacturing activities, equipment scheduling and material lead times. Any such delays in the manufacturing of finished drug product could delay our planned clinical trials of setmelanotide, RM-718, and LB54640,  and our commercial IMCIVREE supply, which could delay, prevent or limit our ability to generate revenue and continue our business.

We do not have long term supply agreements in place with all of our contractors involved with the manufacturing of our weekly formulation of setmelanotide and RM-718, and LB54640. We currently place individual batch or campaign orders with the CMOs/suppliers that are individually contracted under existing master services and quality agreements for the weekly formulation of setmelanotide, RM-718, and LB54640. If we engage new contractors, such contractors must be approved by the FDA and other equivalent competent authorities in foreign jurisdictions. We will need to submit information to the FDA and other equivalent competent authorities in foreign jurisdictions describing the manufacturing changes. If manufacturing changes occur post-approval, the FDA and foreign regulatory authorities may have to approve these changes. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of setmelanotide, RM-718, and LB54640. Our current scale of manufacturing appears adequate to support all of our current needs for clinical trial and initial commercial supplies for setmelanotide, RM-718, and LB54640. Going forward, we may need to identify additional CMOs or partners to produce setmelanotide, RM-718, and LB54640 on a larger scale.

In light of our election to terminate the exclusive license agreement with RareStone Group Ltd., or RareStone, the development of setmelanotide in certain indications and commercialization of IMCIVREE in certain markets could be delayed or terminated and our business could be adversely affected.

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

On October 28, 2022, we delivered a written notice to RareStone that we have terminated the RareStone License for cause. In accordance with the notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to the Company’s global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided written notice to the Company that it objects to the claims in our October 28, 2022 notice, including the Company’s termination of the RareStone License for cause.  On March 16, 2023, we provided written notice to RareStone reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause, and also requested documentation supporting RareStone’s purported dispute notice objecting to the claims in the Notice. On May 10, 2023, RareStone provided written notice to the Company reaffirming its objections to the claims in our October 28, 2022 notice and March 16, 2023 notice, including to the Company’s termination of the RareStone License for cause. On November 29, 2023, RareStone wrote to us seeking to negotiate and execute a commercial supply agreement as contemplated under the Exclusive License Agreement, and on January 19, 2024, we responded in writing again reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause.

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

Risks Related to Our Intellectual Property Rights

If we are unable to adequately protect our proprietary technology or maintain issued patents that are sufficient to protect setmelanotide, RM-718, and LB54640, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect setmelanotide, RM-718, and LB54640. Other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect setmelanotide;
●	any of our pending patent applications will issue as patents;
●	we will be able to successfully commercialize IMCIVREE or our other product candidates before our relevant patents expire;
●	we were the first to make the inventions covered by each of our patents and pending patent applications;
●	we were the first to file patent applications for these inventions;
●	others will not develop similar or alternative technologies that do not infringe our patents;
●	any of our patents will be found to ultimately be valid and enforceable;
●	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
●	we will develop additional proprietary technologies or product candidates that are separately patentable; or
●	our commercial activities or products will not infringe upon the patents of others.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing IMCIVREE or our other product candidates.

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

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced or choose to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing IMCIVREE or our other product candidates.

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

In addition, in order to avoid infringing the intellectual property rights of third parties and any resulting intellectual property litigation or claims, we could be forced to do one or more of the following, which may not be possible and, even if possible, could be costly and time consuming:

●	cease development of setmelanotide and commercialization of IMCIVREE or our other product candidates;
●	pay substantial damages for past use of the asserted intellectual property;

●	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
●	in the case of trademark claims, rename setmelanotide and/or its trade name IMCIVREE.

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

Issued patents covering setmelanotide or our other product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners threatened or initiated legal proceedings against a third party to enforce a patent covering setmelanotide, the defendant could claim that the patent covering setmelanotide or our other product candidates are invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any one of several statutory requirements, including novelty, non-obviousness and enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld material information from the U.S. PTO, or made a misleading statement, during patent prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions, for example, opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover setmelanotide or competitive products. The outcome following legal assertions of invalidity and/or unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on setmelanotide. Such a loss of patent protection would have a material adverse impact on our business.

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

We are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing setmelanotide or LB54640.

We have licensed our rights to setmelanotide from Ipsen Pharma SAS, or Ipsen, and our rights to LB54640 from LG Chem, Ltd, or LG Chem. Our licenses with Ipsen and LG Chem impose various obligations on us, and provides Ipsen and LG Chem the right to terminate the license in the event of our material breach of the license agreement, our failure to initiate or complete certain development of a licensed product, or our commencement of an action seeking to have an Ipsen or LG Chem licensed patent right declared invalid. Termination of our license from Ipsen or LG Chem would result in our loss of the right to use the licensed intellectual property, which would materially adversely affect our ability to develop and commercialize setmelanotide and LB54640, respectively, as well as harm our competitive business position and our business prospects. Furthermore, if our license agreement with LG Chem were terminated, we may be subject to certain refunds or be subject to certain payments to LG Chem.

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

Any termination could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize setmelanotide or LB54640, as well as harm our competitive business position and our business prospects.

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

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining product exclusivity for setmelanotide and our other product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval for setmelanotide and our other product candidates, one or more of the U.S. patents we license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch Waxman Amendments. The Hatch Waxman Amendments permit a patent term restoration of up to five years as compensation for patent term lost during product development and the FDA regulatory review process, and we have applied to the U.S. PTO for patent term extension. However, we may not be granted an extension because of, for example, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or otherwise failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

We currently have only one product candidate, setmelanotide, in clinical development, and our business depends largely on its successful clinical development, regulatory approval and commercialization.  In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to POMC, PCSK1 or LEPR deficiency as determined by a FDA-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or BBS.  Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or of VUS. The EC has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The UK’s MHRA authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. Setmelanotide will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization in indications beyond those currently approved for IMCIVREE in the United States, the EU and Great Britain. The clinical trials, manufacturing and marketing of setmelanotide are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market setmelanotide.

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain additional regulatory approvals for and successfully market IMCIVREE. Moreover, because our business is largely dependent upon setmelanotide, any such setback in our pursuit of regulatory approvals would have a material adverse effect on our business and prospects.

Future regulatory legislation or regulation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates.

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for a revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions, may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our failure to obtain marketing approval in foreign jurisdictions would prevent setmelanotide or our other product candidates from being marketed abroad, and any current or future approvals we have been or may be granted for setmelanotide or other products in the United States would not assure approval of setmelanotide or other products in foreign jurisdictions.

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

The terms of our current and future potential marketing approvals for setmelanotide and other product candidates and ongoing regulation may limit how we manufacture and market setmelanotide and other products, and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Regulatory authorities may impose significant restrictions on setmelanotide’s indicated uses or marketing or impose ongoing requirements for potentially costly post approval studies, and the same may be true for our other product candidates in the future. We and setmelanotide will also be subject to ongoing requirements by the FDA and foreign regulatory authorities, governing labeling, packaging, storage, advertising, promotion, marketing, distribution, importation, exportation, post-approval changes, manufacturing, recordkeeping, and submission of safety and other post market information. Advertising and promotional materials must comply with the FDCA and implementing regulations and foreign regulations, and are subject to FDA and foreign regulatory authorities oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.  The FDA and the other competent foreign authorities have significant post market authority, including, for example, the authority to require labeling changes based on new safety information and to require post market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA and foreign regulatory authorities also has the authority to require, as part of an NDA or similar foreign application or post approval, the submission of a REMS or other specific obligations, which may include Elements to Assure Safe Use. Any REMS or other specific obligations required by the FDA or foreign regulatory authorities may lead to increased costs to assure compliance with new post approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.  The holder of an approved NDA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process, or adding new manufacturers. Similar requirements apply in foreign jurisdictions.

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

Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU member states, both before and after grant of the manufacturing and marketing authorizations. This oversight includes control of compliance with GMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third-party manufacturers would be required to ensure that all of our processes, methods, and equipment are compliant with GMP. Failure by us or by any of our third-party partners, including suppliers, manufacturers, and distributors to comply with EU laws and the related national laws of individual EU member states governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products, both before and after grant of marketing authorization, and marketing of such products following grant of authorization may result in administrative, civil, or criminal penalties. These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, revocation or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. Previously, the Medicaid rebate was capped at 100% of a drug’s average manufacturer price, or AMP.

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

The ACA made significant changes to the MDRP, as described under the risk factor “Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations,” above. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ MDRP rebate liability, effective January 1, 2024. Previously, under law enacted as part of the ACA, drug manufacturers’ MDRP rebate liability was capped at 100% of the AMP for a covered outpatient drug. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the MDRP. Additional legislation or the issuance of regulations relating to the MDRP could have a material adverse effect on our results of operations.

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

We may be subject to federal, state and foreign healthcare laws and regulations, including fraud and abuse laws, health information privacy and security laws, and antitrust laws. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, substantial civil penalties, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of setmelanotide, and other product candidates,  if approved. Our arrangements and interactions with healthcare professionals, third-party payors, patients and others will expose us to broadly applicable fraud and abuse, antikickback, false claims and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute setmelanotide, if we obtain marketing approval. The U.S. federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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

It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable antitrust, fraud and abuse, privacy, or other healthcare laws and regulations. If our operations, including our engagements with healthcare professionals, researchers and patients, or our disease awareness and/or patient identification initiatives including genetic testing programs, or anticipated activities to be conducted by our field teams, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to costly investigations, significant civil, criminal and administrative monetary penalties, imprisonment, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations or financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and generate negative publicity, which could harm our financial condition and divert our management’s attention from the operation of our business.

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

Among other requirements, the GDPR and UK GDPR also regulate transfers of personal data subject to the GDPR or UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The DPF also introduced a new redress mechanism for EU and UK citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in the future. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.  We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third-party transfers.  Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers arrangements within required time frames.

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

Our future profitability will depend, in part, on our ability to continue to commercialize setmelanotide and our other product candidates in foreign markets for which we intend to rely on collaborations with third parties. As we continue to commercialize setmelanotide in foreign markets, we will be subject to additional risks and uncertainties, including:

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

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling setmelanotide or our other product candidates outside of the United States and require us to develop and implement costly compliance programs.

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

Under the terms of the Ireland/Northern Ireland Protocol, EU law still generally applies to Northern Ireland. However, on February 27, 2023 the UK Government and the European Commission reached a political agreement in the “Windsor Framework” to address discrepancies in the Protocol’s operation. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

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

We do not expect to derive revenue from the sale of any Xinvento B.V. therapeutic candidate or technology for many years, if at all, and there can be no assurance that regulatory approvals will be received or if received that they will be received when anticipated.

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

The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of setmelanotide and our other product candidates. Many of our suppliers and collaborative and clinical trial relationships are located outside the United States, and we may in the future seek to hire employees located outside of the United States. Accordingly, our business may become subject to economic, political, regulatory and other risks associated with international operations, such as compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, workforce uncertainty in countries where labor unrest is more common than in the United States, as well as difficulties associated with staffing and managing international operations, including differing labor relations. Any of these factors could materially affect our business, financial condition and results of operations. Our future financial performance and our ability to commercialize our approved products and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Our information technology systems, or those of our third-party CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of setmelanotide development programs, regulatory investigations, enforcement actions and lawsuits.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite the implementation of security measures, our information technology systems and those of our third-party CROs, CMOs and other contractors and consultants are vulnerable to attack, damage, or interruption by hacking, cyberattacks, computer viruses and malware (e.g. ransomware), malicious code, phishing attacks and other social engineering schemes, unauthorized access, natural disasters, terrorism, telecommunication and electrical failures, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Any such attack, incident or breach could compromise our information technology systems and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen. Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the continued hybrid work enviornment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

We and certain of our service providers have been and from time to time will continue to be subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for setmelanotide or other product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of setmelanotide and our product candidates could be delayed.  It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our product and services. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Risks Related to Our Common Stock

Our directors and executive officers and their affiliated entities own a significant percentage of our stock and, if they choose to act together, will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 5.5% of our outstanding voting stock as of December 31, 2023.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The market price for our common stock has been volatile and may continue to fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	plans for, progress of, or results from preclinical studies and clinical trials of setmelanotide and our other product candidates;
●	the failure of the FDA or EMA to approve IMCIVREE for additional indications;
●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
●	the success or failure of other weight loss therapies and companies targeting rare diseases and orphan drug treatment;
●	regulatory or legal developments in the United States and other countries;
●	failure of setmelanotide or our other product candidates, if approved, to achieve commercial success;
●	fluctuations in stock market prices and trading volumes of similar companies;
●	general market conditions and overall fluctuations in U.S. equity markets;
●	global macroeconomic conditions, including with respect to inflation rates or interest rates, labor shortages, supply chain shortages, disruptions and instability in the banking industry and other parts of the financial services sector, or other economic, political or legal uncertainties or adverse developments;
●	terrorism and/or political instability, unrest and wars, such as the conflicts involving Ukraine and Russia or Israel and Hamas, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this sections;

●	natural disasters (including as a result of climate change), which could cause significant damage to the infrastructure upon which our business operations rely, and the timing, nature or severity of which we may be unable to prepare for;
●	economic instability, outbreak of disease or epidemics such as the COVID-19 pandemic, boycotts, curtailment of trade and other business restrictions;
●	variations in our quarterly operating results;
●	changes in our financial guidance or securities analysts’ estimates of our financial performance;
●	changes in accounting principles;
●	our ability to raise additional capital and the terms on which we can raise it;
●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
●	additions or departures of key personnel;
●	discussion of us or our stock price by the press and by online investor communities; and
●	other risks and uncertainties described in these risk factors.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to our development programs;
●	addition or termination of clinical trials;
●	any intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting setmelanotide and our other product candidates;
●	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
●	the achievement and timing of milestone payments under our existing collaboration and license agreements; and
●	the level of underlying demand for setmelanotide and customers’ buying patterns.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

Our ability to use certain net operating loss carryovers and other tax attributes may be limited.

Under the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year, and can use such NOLs to offset future taxable income, if any, until such losses are used or, for NOLs arising in taxable years ending on or before December 31, 2017, until such NOLs expire. Other unused tax attributes, such as research tax credits may also be carried forward to offset future taxable income, if any, until such attributes are used or expire. As of December 31, 2023, we had approximately $555.6 million and $598.0 million of unused federal and state NOL carryforwards, respectively, and approximately $13.1 million and $3.8 million of unused federal and state carryforwards of research tax credits, respectively. Of the federal NOL carryforwards at December 31, 2023, $482.4 million can be carried forward indefinitely, while $73.2 million will begin to expire in 2033.  Additionally, as of December 31, 2023, we had federal orphan drug credits related to qualifying research of $25.5 million.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of December 31, 2023, we had 59,426,559 shares of common stock outstanding.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, including weakened demand for setmelanotide and our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Increased inflation rates and related increases in interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, geopolitical conflicts and war could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. As described further below below, we have identified a material weakness in our internal control over financial reporting. Any testing by us conducted in connection with Section 404, or any testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To continue to achieve and maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, from time to time we may not be able to conclude that our internal control over financial reporting is effective as required by Section 404, as is the case in this Annual Report on Form 10-K, due to the material weakness identified and described below. Additionally, the material weakness in our internal control over financial reporting has resulted in our management being unable to conclude, and any additional material weakness in our internal control over financial reporting may in the future result in our managaement being unable to conclude, that our disclosure controls and procedures were effective for the applicable period.

In addition, as we no longer qualify as a non-accelerated filer, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, as it has in this Annual Report on Form 10-K. A material weakness could result in a restatement of our financial statements, failure to meet our reporting obligations in a timely manner, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Ineffective internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. Any of these could, in turn, result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We have identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change management over our key accounting and reporting information technology (“IT”) system. As a result, the related business process controls (specifically, the IT application controls and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from the system impacted by the ineffective ITGCs, were also ineffective. Although the material weakness identified above did not result in any material misstatements in our consolidated financial statements for the periods presented and there were no changes to previously released financial results, our management concluded that these control deficiencies constitute a material weakness and that our internal control over financial reporting was not effective as of December 31, 2023.

Our management, under the oversight of the Audit Committee of our Board of Directors and in consultation with outside advisors, has begun evaluating and implementing measures designed to remediate the material weakness. In particular, we are taking steps to remediate this material weakness by (i) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (ii) increasing the extent of oversight and verification checks included in the operation of user access and program change management controls and processes; (iii) deploying additional tools to support administration of user access and program change management; and (iv) enhancing quarterly management reporting on the remediation measures to the Audit Committee of the Board of Directors. The above controls need to operate for a sufficient period of time so that management can conclude that our controls are operating effectively. As such, the material weakness will not be considered remediated until management has concluded through the implementation of these remediation measures and additional testing that these controls are effective. Additionally, a material weakness in our internal control over financial reporting has resulted in our management being unable to conclude, and any additional material weakness in our internal control over financial reporting may in the future result in our managaement being unable to conclude, that our disclosure controls and procedures were effective for the applicable period.

We are designing and implementing new controls and measures to remediate this material weakness as noted above. However, we cannot assure you that the measures we are taking will be sufficient to remediate the material weakness or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In the future, we may engage in sustainability-related initiatives and voluntary disclosures or commitments, which may be costly and may not have the desired effect. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have a materially adverse impact on our business and financial condition. In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.  Moreover, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement or activism.  Additionally, many of our business partners and suppliers may be subject to similar reporting and stakeholder expectations, which may augment or create additional risks, including risks that may not be known to us.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.

As a public entity, we may be the subject of concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in further lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition, and reputation. There are no assurances that we will not face further short sellers’ efforts or similar tactics in the future, and the market price of our common stock may decline as a result of their actions.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We design and assess our cybersecurity program based on the CIS Controls and NIST Cybersecurity Framework (CSF). These frameworks provide us with a common language and structure for identifying, assessing, and managing cybersecurity risks across our organization. We do not claim to comply with any technical standards, specifications, or requirements by using these frameworks. They are guides that help us to deal with the cybersecurity risks that are relevant to our business.

Our cybersecurity program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. To this end, we have implemented a cybersecurity program that includes the following elements:

●	A Cybersecurity Manager responsible for developing and maintaining our administrative, technical, and physical cybersecurity controls.
●	Risk assessments designed to identify material cybersecurity risks to our critical systems and information.
●	A Security Operations Center (SOC) to monitor our critical infrastructure and execute immediate, human-led responses to confirmed threats.
●	External technology and security providers, where appropriate, to assess, test or otherwise assist with aspects of our cybersecurity program.
●	Cybersecurity awareness training for employees and supplemental training for senior management and other personnel who access highly sensitive information.
●	A trained incident response team and written procedures to navigate the incident response lifecycle.
●	A third-party risk management process and questionnaire for service providers and vendors who access sensitive information.

We have not identified risks from known cybersecurity threats, including any prior cybersecurity incidents, that have materially affected, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factors— Our information technology systems, or those of our third-party CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of setmelanotide development programs, regulatory investigations, enforcement actions and lawsuits.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks. The Committee oversees management’s implementation of our cybersecurity program.

The Committee receives periodic reports from management on our cybersecurity program and risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Committee reports to the full Board regarding its activitiesrisk management functions, including those related to cybersecurity. Board members receive presentations on cybersecurity risk and strategy from our Cybersecurity Manager, as part of the Board’s continuing education on topics that impact public companies.

The Cybersecurity Manager, with the help of our IT and Legal team is responsible for assessing and managing our material risks from cybersecurity threats. This Cybersecurity Manager position has the primary responsibility for our overall cybersecurity risk management program and supervises both our internal personnel and our retained external cybersecurity consultants. The current Cybersecurity Manager has extensive information security and program management experience and has held past positions as a virtual CISO for a wide range of organizations.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Our corporate headquarters are located in Boston, Massachusetts, where we lease approximately 13,600 square feet of office space pursuant to lease agreements expiring in May 2025, with a five-year renewal option to extend the lease. This facility houses our research, clinical, regulatory, commercial and administrative personnel.  See Note 6 to our audited consolidated financial statements included in this report for additional information about this lease.

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

Holders of Common Stock

As of February 22, 2024, there were 17 holders of record of our common stock.  This number does not reflect beneficial owners whose shares are held in street name.

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

The following graph shows the total stockholder return of an investment of $100 in cash at market close on December 31, 2017 through December 31, 2023 for (1) our common stock, (2) the Nasdaq Composite Index (U.S.) and (3) the Nasdaq Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

In this Item 7, we discuss the results of operations for the years ended December 31, 2023 and 2022 and comparisons of our cash flows for the year ended December 31, 2023 to the year ended December 31, 2022. Discussion and analysis of our 2021 fiscal year, as well as the year-over-year comparison of our 2022 financial performance to 2021, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 recptor (MC4R) agonists, including our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing developing therapies for a subset of individuals who have hyperphagia, a pathological hunger, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), Great Britain, Canada and other countries and regions. IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS); or (ii) Bardet-Biedl syndrome (BBS). The European Commission (EC) and Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. In addition to the United States and Canada, we have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in 14 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

In addition to initial commercial efforts, we are advancing what we believe is the most comprehensive clinical research program ever initiated in MC4R pathway diseases, with multiple ongoing and planned clinical trials. Our MC4R pathway program is designed to expand the total number of patients who would benefit from setmelanotide therapy or our one of our new drug candidates, RM-718, which is designed to be a more selective MC4R agonist with weekly administration, or LB54640, an investigational oral small molecule MC4R agonist now in Phase 2 clinical trials. With setmelanotide, we have completed enrollment in our Phase 3 trial in patients with hypothalamic obesity. Our Phase 3 EMANATE trial, comprised of four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases, and our Phase 2 DAYBREAK trial evaluating setmelanotide in additional genetic indications, are ongoing. With RM-718, we anticipate initiating Phase 1 in-human trials in the first half of 2024, including a multiple-ascending dose study in patients with hypothalamic obesity. In our recently completed Phase 3 pediatrics trial in 12 patients between the ages of 2 and younger than 6 with BBS or POMC or LEPR deficiency obesities, setmelanotide achieved the primary endpoint with a 3.04 mean reduction in BMI-Z score (a measure of body mass index deviations from what is considered normal) and 18.4 percent mean reduction in BMI. We are seeking regulatory approval in the United States and Europe to expand the label for IMCIVREE to treat patients as young as 2 with these diseases based on these data.

We are leveraging what we believe is the largest known DNA database focused on obesity - with almost 80,000 sequencing samples as of December 31, 2023 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Our sequencing-based epidemiology estimates show that each of these genetically-defined MC4R pathway deficiencies are considered rare diseases, according to established definitions based on patient populations. Our epidemiology estimates are approximately 4,600 to 7,500 for U.S. patients in initial FDA-approved indications, including obesity due to biallelic POMC, PCSK1 or LEPR deficiencies, and BBS. We estimate the epidemiology for patients with hypothalamic obesity to be between 5,000 and 10,000 in the United States, based on our analysis of published literature. Our epidemiology estimates for the indications being studied in our Phase 3 EMANATE trial suggest that approximately 53,000 U.S. patients with one of these genetically driven obesities have the potential to respond well to setmelanotide. Similarly, our epidemiology estimates for patients with genetic indications who demonstrated an initial response in our Phase 2 DAYBREAK trial is approximately 65,300. All these patients face similar challenges as other patients with rare diseases, namely lack of awareness, resources, tests, tools and, especially, therapeutic options. We are developing setmelanotide to address additional patients with acquired hypothalamic obesity. In our Phase 2 trial evaluating setmelanotide as a treatment for hypothalamic obesity, as announced in November 2022, 16 of 18 patients achieved the primary endpoint with a body mass index (BMI) decrease greater than 5 percent on setmelanotide therapy, and we observed a 14.5 mean percent reduction in BMI across all patients. Fourteen of these patients transitioned from this Phase 2 trial into our open-label, long-term extension trial and they remain on therapy, as of November. 3, 2023. Twelve of these 14 patients had achieved a 25.5% reduction in mean BMI from baseline at one year on setmelanotide therapy.  On February 22, 2024, we provided an update on progress of our pivotal, Phase 3 clinical trial evaluating setmelanotide in patients with acquired hypothalamic obesity. We completed enrollment in the Phase 3 clinical trial is designed to enroll 120 patients aged 4 years or older randomized 2:1 to setmelanotide therapy or placebo for a total of 60 weeks, including up to eight weeks for dose titration. The primary endpoint is the percent change in BMI after approximately 52 weeks on a therapeutic regimen of setmelanotide versus placebo. Key secondary endpoints include the proportion of patients who achieve ≥5% reduction in BMI from baseline in adults (≥18) or BMI Z-score reduction of ≥0.2 from baseline in pediatrics after approximately 52 weeks on a therapeutic regimen of compared with placebo, and mean change in the weekly average of the daily most hunger score in patients ≥12 years from baseline after approximately 52 weeks on a therapeutic regimen of setmelanotide versus placebo. We expect to report top-line study results in the first half of 2025.

Up until recently, our operations have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated sufficient cash flow from product sales and have financed our operations primarily through the proceeds received from the sales of common and preferred stock, royalty interest financing, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock.  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through October 2022, we have raised aggregate net proceeds of approximately $791.5 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We also received $100.0 million from the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. in February 2021.  In June 2022, we entered into the Revenue Interest Financing Agreement (“RIFA”), with entities managed by HealthCare Royalty Partners, collectively referred to as the Investors, and through December 31, 2023 have received cumulative proceeds of $96.7 million, net of certain transaction costs.

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

As of December 31, 2023, we had an accumulated deficit of $894.7 million. Our net losses were $184.7 million and $181.1 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	continue to conduct clinical trials for setmelanotide and our other product candidates;
●	engage contract manufacturing organizations, or CMOs, for the manufacture of clinical and commercial-grade setmelanotide;
●	seek regulatory approval for setmelanotide for future indications, and for our other product candidates;
●	expand our clinical and financial operations and build a marketing and commercialization infrastructure;
●	engage in the sales and marketing efforts necessary to support the continued commercial efforts of IMCIVREE globally;
●	take into account the levels, timing and collection of revenue earned from sales of IMCIVREE and other products approved in the future, if any; and
●	continue to operate as a public company.

As of December 31, 2023, our cash and cash equivalents and short-term investments were approximately $275.8 million.  We expect that our cash and cash equivalents and short-term investments as of December 31, 2023, will enable us to fund our operating expenses into the second half of 2025.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Financial Operations Overview

Revenue

To date, we have generated approximately $97.0 million of revenue from product sales. Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021. We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France in March 2022 under the paid early access program. IMCIVREE was approval by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively. Following these approvals for BBS, sales of IMCIVREE have grown, and we expect will continue to grow as we identify and treat more patients with this disease and obtain reimbursement throughout the international markets in which we operate.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  Accordingly, the costs for IMCIVREE included in our cost of sales for the year ended December 31, 2022 were insignificant.  Cost of sales increased in 2023 as we sold inventory that was produced after we began capitalizing manufacturing costs for IMCIVREE commercial inventory and experienced increased enrollment in our patient assistance programs.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery and genetic sequencing efforts, and the clinical development of setmelanotide, which include:

●	expenses incurred under agreements with third parties, including CROs that conduct research and development and preclinical activities on our behalf, and the cost of consultants and CMOs that manufacture drug products for use in our preclinical studies and clinical trials;
●	employee-related expenses including salaries, benefits and stock-based compensation expense;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials;
●	the cost of genetic sequencing of potential patients in clinical studies;
●	facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs and;
●	the cost of acquiring in-process research and development assets from Xinvento B.V.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our current research and development expenses:

	December 31,
Research and development summary	2023	2022
Research and development expense	$134,951	$108,630

We are unable to predict the duration and costs of the current or future clinical trials of our product candidates. The duration, costs, and timing of clinical trials and development of setmelanotide, RM-718, LB54640, and a potential therapeutic product candidate for CHI  will depend on a variety of factors, including:

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

The following table summarizes our current selling, general and administrative expenses.

	December 31,
Selling, general and administrative summary	2023	2022
Selling, general and administrative expense	$117,532	$92,032

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Stock-based compensation

We maintain the Rhythm Pharmaceuticals, Inc. 2017 Equity Incentive Plan, (the “2017 Plan”) which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants to employees, consultants, advisors and directors, as determined by the board of directors. As of December 31, 2023, we had reserved 12,669,203 shares of common stock under the 2017 Plan. Shares of common stock issued pursuant to awards are generally issued from authorized but unissued shares. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock, and not less than 110% for participants who own more than 10% of the voting power. Awards granted under the 2017 Plan will vest over periods as determined by our Compensation Committee and approved by our board of directors.

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

The exercise price of stock options granted under the 2022 Inducement Plan will not be less than the fair market value of a share of our common stock on the grant date. Other terms of awards, including vesting requirements, are determined by our board of directors and are subject to the provisions of the 2022 Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the 2022 Inducement Plan expire no more than 10 years from the date of grant. As of December 31, 2023, there were 526,177 stock option awards outstanding, 233,719 restricted stock unit awards outstanding and 179,925 shares of common stock available for future grant under the 2022 Inducement Plan.

We estimate the fair value of our stock option awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (a) the expected volatility of our stock,

(b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we previously based our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. For these analyses, we selected companies with comparable characteristics to ours including enterprise value, risk profiles and with historical share price information sufficient to meet the expected life of the stock-based awards. We computed the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. We estimate volatility by using a blend of our stock price history for the length of time we have market data for our stock and the historical volatility of similar public companies for the expected term of each grant.  We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

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

Income taxes

We account for uncertain tax positions in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 740, Accounting for Income Taxes, or ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2023, we did not have any uncertain tax positions.

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

As of December 31, 2023, we had net operating loss carryforwards to reduce federal and state incomes taxes of approximately $555.6 million and $598.0 million, respectively. If not utilized, these carryforwards begin to expire in 2033. Of the federal net operating loss carryforwards at December 31, 2023, $482.4 million can be carried forward indefinitely.  In addition, as of December 31, 2023, we had foreign net operating loss carryforwards of approximately $1.3 million which have an indefinite carryforward period.  At December 31, 2023, we also had available research and development tax credits for federal and state income tax purposes of approximately $13.1 million and $3.8 million, respectively.  Additionally, as of December 31, 2023, we had federal orphan drug credits related to qualifying research of $25.5 million.  These tax credit carryforwards begin to expire in 2033 for federal purposes and 2028 for state purposes.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, or Section 382, as well as similar state provisions and other provisions of the Code. Ownership changes may limit the amount of net operating losses and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, occurs when there is a greater than 50% change in the ownership of stock among certain 5% shareholders over a three-year period.

Results of Operations

Comparison of years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,		Change
	2023	2022	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$77,428	$16,884	$60,544	359%
License revenue	—	6,754	(6,754)	(100)%
Total revenues	77,428	23,638	53,790	228%
Costs and expenses:
Cost of sales	9,302	2,133	7,169	336%
Research and development	134,951	108,630	26,321	24%
Selling, general, and administrative	117,532	92,032	25,500	28%
Total costs and expenses	261,785	202,795	58,990	29%
Loss from operations	(184,357)	(179,157)	(5,200)	3%
Other income (expense), net	243	(1,962)	2,205	112%
Loss before income taxes	(184,114)	(181,119)	(2,995)	2%
Provision for income taxes	564	—	564	100%
Net loss	$(184,678)	$(181,119)	$(3,559)	2%

Product revenue, net increased by $60.5 million to $77.4 million in 2023 from $16.9 million in 2022 an increase of 359%. We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States in June 2022 and ten other countries since then.  For the years ended December 31, 2023 and 2022, a substantial amount of our product revenue, or 81% and 89%, respectively, was generated from sales of our product to patients in the United States. Product revenue for the year ended December 31, 2023 was affected by a single state Medicaid program change to documentation requirements for reimbursement that resulted in some patients transitioning to the Company’s free-drug bridging program during the fourth quarter of 2023.

License revenue.  We did not recognize license revenue in 2023, compared to $6.8 million of license revenue in 2022 related entirely to the RareStone license agreement.  We entered into a license agreement with RareStone in December 2021 and completed our activities required to transfer the license to RareStone during the second quarter of 2022, which resulted in the recognition of the license revenue.

Cost of sales. Cost of sales increased by $7.2 million to $9.3 million in 2023 from $2.1 million in 2022, an increase of 336%, which was driven by a similar increase in revenue in 2023.  Cost of sales is composed of royalty expense due to Ipsen Pharma S.A.S., or Ipsen, on our net product sales and the amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the U.S. and EU, the cost of product, as well as costs associated with our patient assistance programs.  Specifically, the $7.2 million increase in cost of sales in 2023 was due to $3.0 million of additional royalties due to our growth in sales, $3.7 million attributed to increased product cost associated with higher sales volume and $0.4 million of amortization of our capitalized sales-based milestone payment, which began to accrue in the second half of 2022.  We expect cost of sales as a percentage of product revenue, net to continue to be in a range of 10% to 12% in foreseeable future.

Research and development expense. Research and development expense increased by $26.3 million to $135.0 million in 2023 from $108.6 million in 2022, an increase of 24%. The increase was primarily due to the following:

●	an increase of $8.8 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs;

●	an increase of $9.5 million in our clinical trial costs associated with increased activity in our Phase 2 DAYBREAK and Phase 3 EMANATE trials as well as our Phase 3 hypothalamic obesity trial. These costs were partially offset by reduced activity due to the completion and wind down of our Phase 2 hypothalamic obesity study, QTc trial, BBS trial, Phase 2 Basket trial, Phase 3 pediatrics trial, as well as our renal study and de novo and switch trials;
●	the purchase of in-process research and development assets of $5.7 million from Xinvento, BV;
●	an increase of $1.5 million due to increased preclinical research costs primarily related to RM-718; and
●	an increase of $0.7 million in gene sequencing costs to support our expanded clinical programs.

Selling, general and administrative expense. Selling, general and administrative expense increased by $25.5 million to $117.5 million in 2023 from $92.0 million in 2022, an increase of 28%. The increase was primarily due to the following:

●	an increase of $22.2 million due to increased compensation and benefits related costs associated with additional headcount to support our expanding business operations as well as to establish commercial operations in international regions; and
●	an increase of $8.7 million related to professional services and consulting costs.

The above increases were partially offset by:

●	a decrease of $4.1 million related to costs associated with sales and marketing activities for IMCIVREE in preparation of BBS launch during the prior year; and
●	a decrease in value-added tax (VAT) expense of approximately $2.3 million for the recovery of previously-paid VAT amounts expensed in prior years.

Other (expense) income, net.  Other (expense) income, net increased by $2.2 million to $0.2 million in 2023, a increase of 112%. The net increase was primarily due to the following:

●	an increase in interest income of $9.9 million earned on our short-term investments, based on a higher average investment balance from proceeds from our equity and debt offerings, as well as rising interest rates; and
●	an increase in other income of $1.0 million from the change in fair value of the embedded derivative related to our deferred royalty obligation.

These increases were slightly offset by:

●	an increase in non-cash interest expense of $8.7 million related to amortization of debt discount and deferred financing fees associated with our deferred royalty obligation.

Liquidity and Capital Resources

As of December 31, 2023, our cash and cash equivalents and short-term investments were approximately $275.8 million.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(136,157)	$(173,428)
Investing activities	(5,665)	28,029
Financing activities	74,368	213,828
Effect of exchange rates on cash	(142)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(67,596)	68,429

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses, adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $136.2 million for the year ended December 31, 2023, and consisted primarily of a net loss of $184.7 million adjusted for non-cash items of $38.0 million, which consisted of stock-based compensation, depreciation and amortization, non-cash rent expense, accretion and amortization of our short-term investments and the change in the fair value of our embedded derivative liability.  Our net loss also includes $5.7 million of acquired In-Process Research and Development (IPR&D) assets, which are classified as investing activities. The change in operating assets and liabilities reflected a total net source of cash of approximately $4.8 million primarily driven by a net increase in accounts payable and accrued expenses of $14.8 million, decreases in long term assets of $1.7 million  and decreases in prepaid expenses and other current assets of $2.7 million.  The net cash sources described above were partially offset by net cash uses from increases in accounts receivable and inventory totaling $14.4 million, based on the ongoing growth in the business.

Net cash used in operating activities was $173.4 million for the year ended December 31, 2022, and consisted primarily of a net loss of $156.0 million adjusted for non-cash items, which consisted of stock-based compensation, depreciation and amortization, non-cash rent expense, the change in the fair value of our embedded derrivative liability, and the impairment of RareStone equity. The change in operating assets and liabilities reflected a total use of cash of approximately $17.4 million primarily driven by an increase of  $12.3 million in accounts receivable, inventory, prepaid expenses, other current and a decrease in deferred revenue of $6.6 million.  The net cash uses were partially offset by  an increase in accounts payable and accrued expenses of $1.5 million due to the timing of payments.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $5.7 million for the year ended December 31, 2023 which relates primarily to cash used to purchase Xinvento’s IPR&D assets for $5.7 million in February 2023.  Our gross purchases of short-term investments of $354.9 million were generally offset by gross proceeds from maturities of short-term investments of $355.0 million.

Net cash provided by investing activities was $28.0 million for the year ended December 31, 2022 which relates to the proceeds from short-term investments of $32.2 million, partially offset by $0.3 million related to the purchase of property plant and equipment and $4.0 million for the acquisition of an intangible asset.

Net cash provided by financing activities

Net cash provided by financing activities was $74.4 million for the year ended December 31, 2023, which is composed of  net proceeds of $48.9 million from the issuance of common stock in August 2023, net proceeds of $24.4 million from the final investment tranche of our deferred royalty obligation and $8.5 million of cash proceeds from the exercise of stock options and the issuance of common stock from our 2017 Employee Stock Purchase Plan, or the ESPP. These proceeds were partially offset by $7.4 million of repayments of our deferred royalty obligation.

Net cash provided by financing activities was $213.8 million for the year ended December 31, 2022, which represents the net proceeds of $131.1 million from our common stock offering in September 2022, $72.3 million of aggregate proceeds, net of issuance costs from the RIFA, and $10.4 million of cash proceeds from the exercise of stock options and the issuance of common stock from our ESPP.

Revenue Interest Financing Agreement

On June 16, 2022, we entered into the RIFA with HealthCare Royalty, for a total investment amount of up to $100 million. In exchange for the total investment amount to be received by Rhythm, HealthCare Royalty will receive a tiered royalty based on global net product sales generated by IMCIVREE. For additional information, see Note 11, “Long-term Obligations” to the consolidated financial statements included elsewhere in this Annual Report.

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

We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into the second half of 2025. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the costs to commercialize setmelanotide, by building an internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the scope, progress, results and costs of clinical trials for our setmelanotide program, as well as for RM-718 and LB54640, and in connection with a therapeutic product candidate for CHI;
●	the costs, timing and outcome of regulatory review of our setmelanotide program; as well as for RM-718 and LB54640, and in connection with a therapeutic product candidate for CHI;
●	the costs related to the acquisition, integration, research and development and commercialization efforts related to the acquisition of Xinvento B.V. and any related therapeutic product candidates;

●	the obligations owed to Ipsen, Camurus and Takeda Pharmaceutical Company Limited, or Takeda, and LG Chem, pursuant to our license agreements;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company and losing our emerging growth company status.

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

ATM

On November 2, 2021, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of its common stock, having an aggregate offering price of up to $100.0 million, from time to time through an “at the market” equity offering program under which Cowen acts as sales agent (the “ATM Program”). Between August 10, 2023 and August 21, 2023, we sold approximately two million shares of our common stock in the ATM Program for net proceeds of approximately $48.9 million.

On September 19, 2022, we completed a public offering of 4,800,000 shares of common stock at a price to the public of $26.00 per share. We received $116,887 in net proceeds after deducting underwriting discounts, commissions and offering expenses. In addition, we granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its common stock at the price to the public, less underwriting discounts and commissions. On October 18, 2022, we completed the sale of an additional 580,000 shares of common stock at a price to the public of $26.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares, for aggregate net proceeds of approximately $14,175, after deducting underwriting discounts, commissions and offering expenses.

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

Milestone and royalty payments associated with our license agreements with Ipsen, Camurus, Takeda, and LG Chem, have not been included as contractual obligations as we cannot reasonably estimate if or when they will occur. Under the terms of the Ipsen license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Ipsen may receive aggregate payments of up to $40.0 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales and at December 31, 2023 there were $27.0 million of remaining milestones that may be achieved and due to Ipsen at a future date. During 2022, we paid Ipsen a $4.0 million milestone upon our first commercial sale of IMCIVREE in Europe.  We did not make additional milestone payments to Ipsen during 2023.  In the event that we enter into a sublicense agreement, we will make payments to Ipsen, depending on the date of the sublicense agreement, ranging from 10% to 20% of all revenues actually received under the sublicense agreement.

Under the terms of the Camurus license agreement, assuming that the weekly formulation of setmelanotide is successfully developed, receives regulatory approval and is commercialized, Camurus may receive aggregate payments of up to $64.8 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales.  As of December 31, 2023, there were $62.5 million of remaining milestones that may be achieved and for which Camurus would receive payment at a future date. We paid Camurus a $1.0 million milestone in 2022 upon the achievement of a development milestone.  We did not make any milestone payments to Camurus during 2023. The majority of the aggregate payments under the Camurus license agreement are for milestones that may be achieved no earlier than first commercial sale of this weekly formulation of setmelanotide.

Under the terms of the Takeda license agreement, assuming that RM-853, is successfully developed, receives regulatory approval and is commercialized, Takeda may receive aggregate payments of up to $140.0 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales. The majority of the aggregate payments under the Takeda license agreement are for milestones that may be achieved no earlier than first commercial sale of the RM-853. We have notified Takeda that we have halted development activities related to RM-853. We did not make milestone payments to Takeda during 2023.

Under the terms of the LG Chem license agreement, we have paid LG Chem $40 million in cash and issued shares of our common stock with an aggregate value of $20 million. We have also agreed to pay LG Chem up to $205 million in cash upon achieving various regulatory and sales milestones based on net sales of LB54640.  In addition and subject to the completion of Phase 2 development of LB54640, the Company has agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from its MC4R portfolio, including LB54640, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of LB54640 in a region if LB54640 is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of LB54640 for the limited remainder of the royalty term in the relevant region.  We entered into this agreement in 2024 and have not yet made any milestone payments.

Based on  our  current  development  plans as of December 31, 2023,  we do not expect to make any milestone payments to third parties, during  the  next  12  months  from  the  filing  of  this  Annual  Report. Milestones generally become  due  and  payable  upon achievement of such milestones or sales.  When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in our financial statements and are excluded from the table below.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon this evaluation and the material weakness identified below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Material Weakness in Internal Control

We identified a material weakness in internal control related to ineffective information technology general controls, or ITGCs, in the areas of user access and program change management over our key accounting and reporting information technology, or IT, system. As a result, the related business process controls (IT application controls and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from the system impacted by the ineffective ITGCs, were also ineffective.

The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. Our management concluded that the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Their report is set forth herein under the heading “Report of Independent Registered Public Accounting Firm” below.

Remediation of Material Weakness

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management intends to take comprehensive actions to remediate the material weakness in internal control over financial reporting.

The remediation actions include: (i) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (ii) increasing the extent of oversight and verification checks included in the operation of user access and program change management controls and processes; (iii) deploying additional tools to support administration of user access and program change management; and (iv) enhancing quarterly management reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions, when fully implemented, will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Changes in Internal Control Over Financial Reporting

Except  as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rhythm Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rhythm Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Rhythm Pharmaceuticals, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal control related to ineffective information technology general controls, or ITGCs, in the areas of user access and program change management over its key accounting and reporting information technology, or IT, system. As a result, the related business process controls (IT application controls and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from the system impacted by the ineffective ITGCs, were also ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. The material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 29, 2024

Item 9B.	Other Information

a)Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)Insider Trading Arrangements and Policies.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2023, regarding our common stock that may be issued under (1) the 2017 Plan; (2) our 2017 Employee Stock Purchase Plan, (the 2017 ESPP); and (3) the 2022 Inducement Plan.

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price	Available for Future
	of Outstanding Options,	of Outstanding Options,	Issuance Under Equity
Plan Category:	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by stockholders
2017 Plan	7,451,757	$19.19	4,277,625
2017 ESPP	—	—	1,323,026
2022 Inducement Plan	759,896	20.38	179,925
Equity compensation plans not approved by stockholders	—	—	—
Total	8,211,653	$19.19	5,780,576

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

(3) The 2022 Inducement Plan adopted on February 9, 2022. Awards issued under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 1,000,000 shares of the Company’s common stock were reserved for issuance under the 2022 Inducement Plan. The material terms of the 2022 Inducement Plan are described in Note 9 to the consolidated financial statements included herein.

Other

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2023

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

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

3. List of Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
2.1	Asset Purchase Agreement, dated January 5, 2021, between the Registrant and Alexion Pharmaceuticals, Inc.	8-K	1/5/2021	2.1
2.2	Share Purchase Agreement, by and between Rhythm Pharmaceuticals Netherlands B.V. and Xinvento B.V., dated February 27, 2023.	10-K	3/1/2023	2.2
3.1	Amended and Restated Certificate of Incorporation.	10-Q	5/4/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/18/2023	3.1
4.1	Form of Common Stock Certificate.	S-1/A	9/25/2017	4.1
4.2	Form of Indenture to be entered into between the Registrant and a trustee acceptable to the registrant.	S-3	11/2/2021	4.3
4.3	Form of Indenture.	S-3ASR	3/2/2023	4.1
4.4	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/1/2023	4.3
10.1†	Form of Indemnification Agreement.	S-1/A	9/25/2017	10.1
10.2†	2015 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	S-1/A	9/25/2017	10.21
10.3.1†	2017 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	10-Q	11/14/2017	10.2
10.3.2†	2017 Equity Incentive Plan Restricted Stock Unit Award Agreement	10-K	3/2/2020	10.18
10.4.1†	2017 Employee Stock Purchase Plan	10-Q	11/14/2017	10.10
10.4.2†	First Amendment to the 2017 Employee Stock Purchase Plan	S-1	6/18/2018	10.17
10.5.1†	2022 Employment Inducement Plan and Form of Option Agreement	10-K	3/1/2022	10.5.1
10.5.2†	2022 Employment Inducement Plan Form of Restricted Stock Unit Agreement	10-K	3/1/2022	10.5.2
10.6†*	Summary of Non-Employee Director Compensation Policy
10.7‡	License Agreement, dated March 21, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Ipsen Pharma S.A.S.	S-1	9/5/2017	10.6
10.8‡	License Agreement, dated January 4, 2016, by and between the Registrant and Camurus AB.	S-1	9/5/2017	10.8
10.9‡	License Agreement, dated March 30, 2018, by and between the Registrant and Takeda Pharmaceutical Company Limited.	10-Q	5/14/2018	10.1
10.10‡‡	License Agreement, dated December 3, 2021, by and between the Registrant and RareStone Group Ltd.	10-K	3/1/2022	10.10
10.11.1‡	Development and Manufacturing Services Agreement, dated July 17, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Peptisyntha Inc. (n/k/a Corden Pharma International).	S-1	9/5/2017	10.7
10.12.2‡	First Amendment to Development and Manufacturing Services Agreement, dated February 20, 2020, by and between the Registrant and Corden Pharma Brussels S.A.	10-Q	5/4/2020	10.3

10.13.3‡	Second Amendment to Development and Manufacturing Services Agreement, dated July 15, 2020, by and between the Registrant and Corden Pharma Brussels S.A.	10-Q	8/3/2020	10.1
10.14	Development and Manufacturing Services Agreement, dated as of December 21, 2016, by and between Registrant and Recipharm Monts S.A.S.	S-1	9/5/2017	10.15
10.15.1	Lease, dated November 25, 2015, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	S-1	9/5/2017	10.11
10.16.2	First Amendment to Lease, dated April 15, 2016, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	10-K	3/8/2019	10.9
10.17.3	Second Amendment to Lease, dated August 6, 2018, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	8-K	8/9/2018	10.1
10.18†	Amended & Restated Offer Letter, dated August 3, 2023, by and between the Registrant and Hunter Smith.	8-K	8/3/2023	10.4
10.19†	Offer Letter, dated September 4, 2020, by and between the Registrant and Yann Mazabraud.	10-Q	11/2/2020	10.1
10.20†	Amended & Restated Offer Letter, dated July 28, 2023, by and between the Registrant and Joseph Shulman.	8-K	8/3/2023	10.2
10.21†	Amended & Restated Offer Letter, dated August 3, 2023, by and between the Registrant and Jennifer Chien.	8-K	8/3/2023	10.3
10.22†	Amended & Restated Offer Letter, dated July 28, 2023, by and between the Registrant and Daivd P. Meeker.	8-K	8/3/2023	10.1
10.23†	Offer Letter, dated July 9, 2021, by and between the Registrant and Pamela Cramer	10-Q	8/3/2021	10.1
10.24††	Revenue Interest Financing Agreement, dated June 16, 2022, by and between the Company and entities managed by HealthCare Royalty Management, LLC	10-Q	8/03/2022	10.1
10.25††*	Exclusive License Agreement, dated January 4, 2024, by and between Rhythm Pharmaceuticals, Inc. and LG Chem, Ltd.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
97†*	Policy for Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Name	Title	Date

/s/ David P. Meeker M.D.	Chief Executive Officer, Director, Chairman of the Board	February 29, 2024
David P. Meeker M.D.	(Principal Executive Officer)

/s/ Hunter Smith	Chief Financial Officer	February 29, 2024
Hunter Smith	(Principal Financial Officer)

/s/ Christopher P. German	Corporate Controller	February 29, 2024
Christopher P. German	(Principal Accounting Officer)

/s/ Edward T. Mathers	Lead Director	February 29, 2024
Edward T. Mathers

/s/ Stuart Arbuckle	Director	February 29, 2024
Stuart Arbuckle

/s/ Camille L. Bedrosian, M.D.	Director	February 29, 2024
Camille L. Bedrosian M.D.

/s/ Jennifer L. Good	Director	February 29, 2024
Jennifer L. Good

/s/ Christophe R. Jean	Director	February 29, 2024
Christophe R. Jean

/s/ David W. J. McGirr	Director	February 29, 2024
David W. J. McGirr

/s/ Lynn A. Tetrault	Director	February 29, 2024
Lynn A. Tetrault

RHYTHM PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rhythm Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rhythm Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an adverse opinion thereon.

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

Accrued and Prepaid Research and Development Expenses

Description of the Matter

As disclosed in Note 4 to the consolidated financial statements, the Company’s total accrued expenses and other current liabilities related to research and development costs were $12.9 million at December 31, 2023, which included the estimated obligation for research and development expenses incurred as of December 31, 2023 but not paid as of that date. In addition, as disclosed in Note 2 to the consolidated financial statements, the Company’s total prepaid expenses and other current assets and other long-term assets related to research and development costs were $2.3 million and $12.6 million, respectively, at December 31, 2023,

How We Addressed the Matter in Our Audit

which included amounts that were paid in advance of services incurred pursuant to research and development activities. As discussed in Note 2 of the consolidated financial statements, the Company’s research and development expenses are based on the Company’s estimates of the progress of the related studies or clinical trials, including the phase or completion of events, invoices received, and contracted costs, which results in an accrual or prepayment at period end.

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

To evaluate the Company’s estimate of services incurred as of period end pursuant to its research and development activities, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions stated above that are used by management to estimate the recorded amounts. To assess the reasonableness of the significant assumptions, we obtained information regarding the nature and extent of progress of clinical trials and other activities from the Company’s research and development personnel that oversee the clinical trials and obtained information from third parties which indicated the third parties’ estimate of costs incurred to date. To evaluate the completeness and valuation of the accrued or prepaid research and development expenses, we compared invoices received by the Company subsequent to December 31, 2023 to the amounts recognized by the Company as of that date. We inspected the Company’s contracts with third parties and any change orders or amendments to assess the impact to the amounts recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 29, 2024

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$60,081	$127,677
Short-term investments	215,765	205,611
Accounts receivable, net	14,867	6,224
Inventory	8,624	2,917
Prepaid expenses and other current assets	8,931	11,807
Total current assets	308,268	354,236
Property and equipment, net	1,341	2,197
Right-of-use asset	781	1,182
Intangible assets, net	7,028	7,883
Restricted cash	328	328
Other long-term assets	14,999	16,655
Total assets	$332,745	$382,481
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,885	$4,797
Accrued expenses and other current liabilities	48,262	32,894
Deferred revenue	1,286	1,434
Lease liability	770	684
Total current liabilities	55,203	39,809
Long-term liabilities:
Deferred royalty obligation	106,143	75,810
Lease liability, non-current	490	1,260
Derivative liability	1,150	1,340
Total liabilities	162,986	118,219
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 59,426,559 and 56,612,429 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	59	56
Additional paid-in capital	1,064,302	974,356
Accumulated other comprehensive income (loss)	134	(92)
Accumulated deficit	(894,736)	(710,058)
Total stockholders’ equity	169,759	264,262
Total liabilities and stockholders’ equity	$332,745	$382,481

The accompanying notes are an integral part of these financial statements.

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Revenues:
Product revenue, net	$77,428	$16,884	$3,154
License revenue	—	6,754	—
Total revenues	77,428	23,638	3,154
Costs and expenses:
Cost of sales	9,302	2,133	599
Research and development	134,951	108,630	104,128
Selling, general, and administrative	117,532	92,032	68,486
Total costs and expenses	261,785	202,795	173,213
Loss from operations	(184,357)	(179,157)	(170,059)
Other income (expense):
Other income (expense), net	190	(790)	100,000
Interest expense	(13,892)	(5,201)	—
Interest income	13,945	4,029	447
Total other income (expense), net	243	(1,962)	100,447
Loss before income taxes	(184,114)	(181,119)	(69,612)
Provision for income taxes	564	—	—
Net loss	$(184,678)	$(181,119)	$(69,612)
Net loss per share, basic and diluted	$(3.20)	$(3.47)	$(1.40)
Weighted-average common shares outstanding, basic and diluted	57,673,128	52,120,701	49,600,294

Other comprehensive loss:
Net loss	$(184,678)	$(181,119)	$(69,612)
Foreign currency translation adjustment	(140)	—	—
Unrealized gain (loss), net on marketable securities	366	(91)	(1)
Comprehensive loss	$(184,452)	$(181,210)	$(69,613)

The accompanying notes are an integral part of these financial statements.

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	44,235,903	44	625,762	49	(459,327)	166,528
Stock compensation expense	—	—	20,804	—	—	20,804
Issuance of common stock in connection with ESPP	38,051	—	621	—	—	621
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	259,620	—	4,134	—	—	4,134
Issuance of common stock upon completion of public offering, net of offering costs	5,750,000	6	161,720	—	—	161,726
Net unrealized loss on marketable securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(69,612)	(69,612)
Balance at December 31, 2021	50,283,574	$50	$813,041	$(1)	$(528,939)	$284,151
Stock compensation expense	—	—	19,831	—	—	19,831
Issuance of common stock in connection with ESPP	92,932		626	—	—	626
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	855,923	1	9,751	—	—	9,752
Issuance of common stock upon completion of public offering, net of offering costs	5,380,000	5	131,107	—	—	131,112
Net unrealized loss on marketable securities	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(181,119)	(181,119)
Balance at December 31, 2022	56,612,429	$56	$974,356	$(92)	$(710,058)	$264,262
Stock compensation expense	—	—	32,553	—	—	32,553
Issuance of common stock in connection with ESPP	49,819	—	1,053	—	—	1,053
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	745,066	1	7,467	—	—	7,468
Issuance of common stock upon completion of ATM equity offering, net of offering costs	2,019,245	2	48,873	—	—	48,875
Foreign currency translation adjustment				(140)		(140)
Net unrealized gain on marketable securities	—	—	—	366	—	366
Net loss	—	—	—	—	(184,678)	(184,678)
Balance at December 31, 2023	59,426,559	$59	$1,064,302	$134	$(894,736)	$169,759

The accompanying notes are an integral part of these financial statements.

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(184,678)	$(181,119)	$(69,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,553	19,831	20,804
Gain on sale of priority review voucher	—	—	(100,000)
Depreciation and amortization	1,758	1,672	1,158
Non-cash interest expense and amortization of debt issuance costs	13,360	5,389	—
Non-cash accretion & amortization of short-term investments	(9,835)	(2,314)	—
Non-cash rent expense	401	(267)	(250)
Loss on RareStone equity investment	—	1,040	—
Change in fair value of embedded derivative liability	(190)	(250)	—
Acquired IPR&D assets classified as investing activities	5,667	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,643)	(5,199)	(1,250)
Inventory	(5,707)	(2,806)	(11)
Prepaid expenses and other current assets	2,876	498	(3,339)
Deferred revenue	(148)	(6,606)	—
Other long-term assets, net	1,656	(4,840)	(11,815)
Accounts payable, accrued expenses and other liabilities	14,773	1,543	18,312
Net cash used in operating activities	(136,157)	(173,428)	(146,003)
Investing activities
Purchases of short-term investments	(354,918)	(251,937)	(524,972)
Maturities of short-term investments	354,967	284,247	361,247
Proceeds from sale of priority review voucher	—	—	100,000
Proceeds from out-license agreement	—	—	7,000
Payment of milestone obligation under license agreement	—	(4,000)	(5,000)
Acquisition of IPR&D assets, including transaction costs	(5,667)	—	—
Purchases of property and equipment	(47)	(281)	(434)
Net cash (used in) provided by investing activities	(5,665)	28,029	(62,159)
Financing activities
Repayment of deferred royalty obligation	(7,398)	—	—
Net proceeds from issuance of common stock	48,875	131,112	161,726
Proceeds from the exercise of stock options	7,468	9,752	4,134
Proceeds from issuance of common stock from ESPP	1,053	626	621
Proceeds from royalty financing agreement, net of issuance costs	24,370	72,338	—
Net cash provided by financing activities	74,368	213,828	166,481
Effect of exchange rates on cash	(142)	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(67,596)	68,429	(41,681)
Cash, cash equivalents and restricted cash at beginning of period	128,005	59,576	101,257
Cash, cash equivalents and restricted cash at end of period	$60,409	$128,005	$59,576

The accompanying notes are an integral part of these financial statements.

Rhythm Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare neuroendocrine  diseases. We are focused on advancing our melanocortin-4 receptor agonists, including our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are developing therapies for a subset of individuals who have hyperphagia, a pathological hunger, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), Great Britain, Canada and other countries and regions.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of December 31, 2023, the Company had an accumulated deficit of $894,736.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

At December 31, 2023, the Company had $275,846 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out license arrangements, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations through at least the next twelve months from the filing of this Annual Report on Form 10-K with the SEC.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows. Specifically, in the consolidated statement of cash flows for the year ended December 31, 2022, the Company has reclassified $2,314 from changes in prepaid expenses and other current assets to non-cash accretion and amortization of short-term investments.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the years ended December 31, 2023 and 2022, approximately 77% and 85%, respectively, of all of the Company’s revenue was generated from a single customer in the United States. As of December 31, 2023 and 2022, approximately 67% and 80%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.

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

Short-Term Investments

Short-term investments consist of investments with maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the years ended December 31, 2023, 2022, and 2021, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of December 31, 2023 and 2022, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.

Restricted Cash

Restricted cash consists of security deposits in the form of letters of credit placed in separate restricted bank accounts as required under the terms of the Company’s lease arrangement for its corporate office in Boston, Massachusetts and the Company’s corporate travel credit card.

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customer. At December 31, 2023 and 2022, the Company determined an allowance for doubtful account was not required based upon our review of contractual payments and our customer circumstances.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, Net

In the United States (the “U.S.”), which accounts for the largest portion of our total revenues, the Company sells its product to a limited number of specialty pharmacies. The product is distributed through a third-party logistics, or 3PL, distribution agent that does not take title to the product.  Once the product is delivered to the Company’s  specialty pharmacy provider, our customer in the U.S., the customer (or “wholesaler”) takes title to the product.  The wholesaler then distributes the product to patients. In our distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product. Internationally, we make sales primarily to specialty distributors and retail pharmacy chains, as well as hospitals, many of which are government-owned or supported. The Company generally does not offer returns of product sold to the customer.

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

The table below summarizes balances and activity in each of the product revenue allowance and reserve categories as follows:

	Provision for Cash Discounts	Fees, Rebates and Other Incentives	Total
Beginning Balance at December 31, 2021	$21	$453	$474
Provision related to sales in the current year	367	3,299	3,666
Credit and payments made	(289)	(1,042)	(1,331)
Ending balance December 31, 2022	$99	$2,710	$2,809
Provision related to sales in the current year	1,672	17,351	19,023
Credit and payments made	(1,572)	(10,586)	(12,158)
Ending balance December 31, 2023	$199	$9,475	$9,674

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

For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalties have been allocated has been satisfied (or partially satisfied).  Refer to Note 10 “Significant Agreements”, for discussion related to the Company’s accounting for the  RareStone Group, Ltd. agreement.

Deferred Royalty Obligation

We treat the debt obligation to HealthCare Royalty Management, LLC as discussed further in Note 11, “Long-term Obligations”, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, we periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.

Inventory

Prior to receiving approval from the FDA in November 2020 to sell IMCIVREE in the United States, the Company expensed all costs incurred related to the manufacture of IMCIVREE as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates.  Subsequent to receiving FDA approval in November 2020, the Company has capitalized inventory related costs that were incurred subsequent to FDA approval. In connection therewith, the Company values inventories at the lower of cost or estimated net realizable value. The Company determines the cost of inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. Raw materials and work in process includes all inventory costs prior to packaging and labelling, including raw materials, active pharmaceutical ingredient, and drug product. Finished goods include packaged and labelled products. Raw materials and work in process that may be used for either research and development or commercial sale are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is intended to be used for research and development, it is expensed as research and development once that determination is made.

Inventory consists of the following:

	December 31,	December 31,
	2023	2022
Raw Materials	$4,625	$2,722
WIP	1,104	—
Finished Goods	2,895	195
Total Inventory	$8,624	$2,917

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the years ended December 31, 2023, 2022 and 2021.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of costs incurred in advance of services being received, including services related to clinical trial programs.  Prepaid expenses and other current assets consists of the following:

	December 31,
	2023	2022
Prepaid research and development costs	$2,259	$4,392
Other current assets	6,672	7,415
Prepaid expenses and other current assets	$8,931	$11,807

Other Long-Term Assets

Other long-term assets consist primarily of costs incurred in advance of services being received, including services related to clinical trial programs.  Since the Company will not receive services within one year of the balance sheet date, these assets are considered long-term.  Other long-term assets consists of the following:

	December 31,
	2023	2022
Long-term research and development costs	$12,594	$14,556
Other long-term assets	2,405	2,099
Other long-term assets	$14,999	$16,655

Property and Equipment

Property and equipment consists of the following:

	Useful	December 31,
	Life	2023	2022
Leasehold improvements	*	$2,705	$2,705
Office equipment	5 years	155	107
Computers and software	3 years	1,291	1,291
Furniture, fixtures and equipment	5 years	1,249	1,249
		5,400	5,352
Less accumulated depreciation and amortization		(4,059)	(3,155)
Property and equipment, net		$1,341	$2,197

*Shorter of asset life or lease term.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2023, 2022 and 2021 was $903, $896, and $816 respectively.

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

Acquired IPR&D and Milestone Expense

In an asset acquisition, payments incurred prior to regulatory approval to acquire rights to in-process research and development projects are expensed as acquired IPR&D and recorded as a component of research and development expense in the consolidated statements of operations and comprehensive net loss unless the project has an alternative future use. These costs include upfront and development milestone payments related to licensing arrangements, or other asset acquisitions that provide rights to develop, manufacture and/or sell pharmaceutical products. Where contingent development milestone payments are due to third parties, prior to regulatory approval, the payment obligations are expensed when the milestone results are achieved. Regulatory and commercial milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the remaining useful life of the related product.

Foreign Currency Translation

The majority of the Company’s operations occurs in subsidiaries that have the U.S. dollar denominated as its functional currency. The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity.  Net foreign currency exchange transaction gains (losses), which are included in other (expense) income, net on our consolidated statements of operations, were immaterial for the years ended December 31, 2023, 2022 and 2021.

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

The Company’s cash equivalents and marketable securities and derivative liability at December 31, 2023 and 2022 were carried at fair value, determined according to the fair value hierarchy.  See Note 5 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities at December 31, 2023 and 2022, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes in the accompanying consolidated statements of operations. As of December 31, 2023 and 2022, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.

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

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect, for the periods indicated:

	Year Ended
	December 31,
	2023	2022	2021
Stock options	6,551,025	6,354,544	5,737,599
Restricted stock units	1,079,382	774,166	435,589
Performance stock units	581,246	804,797	956,145
Potential common shares	8,211,653	7,933,507	7,129,333

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

Patent Costs

Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expenses. Patent costs were $555, $406 and $332 for the years ended December 31, 2023, 2022 and 2021, respectively.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.  See Note 17.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. The new guidance requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for us beginning in fiscal year ending December 31, 2025.  We are currently evaluating the impact of the new standard on our consolidated financial statements which is expected to result in enhanced disclosures, however, we do not otherwise expect the adoption of the new guidance to have a material impact on our financial condition or results of operations.

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

The total purchase consideration of $5,667 was composed of $4,520 of cash paid at closing, a $500 holdback, payable on the one-year anniversary of the acquisition, and $647 of acquisition-related costs.  The $500 holdback will be paid in the quarter ended March 31, 2024.  The Company determined that substantially all of the value as of acquisition date related to Xinvento’s In-Process Research and Development.  As a result, the Company determined this transaction should be accounted for as an asset acquisition.

The assets acquired were In-Process Research and Development (IPR&D) assets.  However, since the IPR&D assets were determined to have no alternative future use, the Company recognized the $5,667 of purchase consideration as research and development expense in the year ended December 31, 2023.

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

Xinvento's results of operations are included in the consolidated financial statements from the date of acquisition. For the year ended December 31, 2023, the net loss associated with the operations of Xinvento was de minimis in the Company’s consolidated statements of operations.

4. Accrued Expenses

Accrued expenses consists of the following:

	December 31,	December 31,
	2023	2022
Research and development costs	$12,925	$11,379
Professional fees	3,833	4,502
Payroll related	15,439	11,444
Royalties	1,180	440
Sales Allowances	9,475	2,710
Other	5,410	2,419
Accrued expenses and other current liabilities	$48,262	$32,894

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$40,868	$4,979	$—	$45,847
Marketable securities:
Corporate debt securities and commercial paper	—	215,765	—	215,765
Total	$40,868	$220,744	$—	$261,612
Liabilities:
Derivative liability	$—	$—	$1,150	$1,150
Total	$—	$—	$1,150	$1,150

	Fair Value Measurements as of
	December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial paper	$—	$8,484	$—	$8,484
Money market funds	99,962	—	—	99,962
Marketable securities:
Corporate debt securities and commercial paper	—	205,611	—	205,611
Total	$99,962	$214,095	$—	$314,057
Liabilities:
Derivative liability	$—	$—	$1,340	$1,340
Total	$—	$—	$1,340	$1,340

As of December 31, 2023 and 2022, the carrying amount of cash and cash equivalents and short-term investments was $275,846 and $333,288, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 11, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of IMCIVREE, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument.

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

The following tables set forth a summary of the changes in the estimated fair value of our embedded derivative liability and RareStone equity (in thousands):

	Year ended
	December 31,
	2023	2022
Beginning aggregate estimated fair value of Level 3 liabilities	$1,340	$—
Initial recording of embedded derivative	—	1,590
Change in fair value of embedded derivative	(190)	(250)
Ending aggregate estimated fair value of Level 3 liabilities	$1,150	$1,340

	Year ended
	December 31,
	2023	2022
Beginning aggregate estimated fair value of Level 3 securities	$—	$—
Initial recording of RareStone equity	—	1,040
Realized loss included in other expense	—	(1,040)
Ending aggregate estimated fair value of Level 3 securities	$—	$—

The estimated fair value of the shares of RareStone equity as of our initial recording date and September 30, 2022, as well as the estimated fair value of the derivative liability related to our Royalty Interest Financing Agreement (RIFA) with HealthCare Royalty were determined using Level 3 inputs. The fair value measurement of the derivative liability and RareStone equity are sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

Marketable Securities

The following tables summarize the Company's marketable securities:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$215,491	$282	$(7)	$215,765
	$215,491	$282	$(7)	$215,765

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$205,702	$—	$(91)	$205,611
	$205,702	$—	$(91)	$205,611

6. Right Of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 1.6 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of December 31, 2023, the Company has not entered into any lease arrangements classified as a finance lease.

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

The Company’s corporate headquarters is located in Boston, Massachusetts.  This facility houses the Company’s research, clinical, regulatory, commercial and administrative personnel.  The Company’s lease agreement commenced May 2019 and has a term of six years with a five-year renewal option to extend the lease. As of January 1, 2019, the Company did not included the five-year renewal option to extend the lease in its measurement of the ROU asset or lease liability. Rent expense, or operating lease costs, was $551 for each of the years ended December 31,  2023, 2022 and 2021.

Supplemental cash flow information related to the Company’s lease for the years ended December 31, 2023 and 2022, includes cash payments of $834, $818 and $802, respectively used in the measurement of its operating lease liability.

The following table presents the maturities of the Company’s operating lease liability related to office space as of December 31, 2023, all of which is under a non-cancellable operating lease:

Operating Lease
2024	851
2025	502
Total operating lease payments	1,353
Less: imputed interest	(93)
Total operating lease liability	$1,260

7. Intangible Assets, Net

As of December 31, 2023, the Company’s definite-lived intangible assets, which totaled $7,028, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021.

As of December 31, 2023, amortization expense for the next five years and beyond is summarized as follows:

2024	$855
2025	855
2026	855
2027	855
2028	855
Thereafter	2,753
Total	$7,028

The Company began amortizing its finite-lived intangible assets in April 2021 over an 11 year period based on IMCIVREE’s expected patent exclusivity period. Amortization expense totaled $855, $774 and $342 for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense is recorded as a component of cost of sales on the consolidated statements of operations and comprehensive loss.

8. Common Stock

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

9. Stock-based Compensation

2017 Equity Incentive Plan

The Rhythm Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants to employees, consultants, advisors and directors of us or our affiliates, as determined by the board of directors.  The number of shares authorized under the 2017 Plan increases on the first day of each calendar year, commencing on January 1, 2018 and ending on (and including) January 1, 2027, by an amount equal to 4% of the outstanding shares of stock outstanding as of the end of the immediately preceding fiscal year. On January 1, 2024, 2023 and 2022, 2,377,062, 2,264,497,  and 2,011,343 shares, respectively, were added to the 2017 Plan.  Notwithstanding the foregoing, the board of directors may act prior to January 1 for a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 Plan for such year, or that the increase in the number of shares authorized under the 2017 Plan for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.

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

As of December 31, 2023, an aggregate of 11,729,382 shares of common stock were authorized for issuance under the 2017 Plan, of which a total of approximately 4,187,953 shares of common stock remained available for future awards. In addition, a total of 7,541,429 shares of common stock reserved for issuance were subject to currently outstanding stock options, performance share units and restricted stock units granted under the Plan.

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

The exercise price of stock options granted under the 2022 Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the 2022 Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the 2022 Inducement Plan expire no more than 10 years from the date of grant. As of December 31, 2023, there were 526,177 stock option awards outstanding, 233,719 restricted stock unit awards outstanding and 179,925 shares of common stock available for future grant under the 2022 Inducement Plan.

2017 Employee Stock Purchase Plan

The Company maintains the Rhythm Pharmaceuticals, Inc. 2017 Employee Stock Purchase Plan, (the “2017 ESPP”), which became effective in connection with the completion of the Company’s IPO in October 2017.  As of December 31, 2023, a total of 1,323,026 shares of common stock were reserved for issuance under the 2017 ESPP. In addition, the number of shares authorized under the 2017 ESPP increases on the first day of each calendar year, commencing on January 1, 2019 and ending on (and including) January 1, 2027, by an amount equal to the lesser of 1% of outstanding shares as of the end of the immediately preceding fiscal year. On January 1, 2023, 2022 and 2021, 0, 502,835 and 0 shares, respectively, were added to the 2017 ESPP.  Notwithstanding the foregoing, the board of directors may act prior to January 1 of a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 ESPP for such year, or that the increase in the number of shares authorized under the 2017 ESPP for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.  The board of directors elected not to increase the number of shares available under the 2017 ESPP on January 1, 2024 and 2023.  During the years ended December 31, 2023, 2022 and 2021, shares of 49,819, 92,932, and 38,051 were issued under the 2017 ESPP.

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

During the years ended December 31, 2023, 2022 and 2021, the Company granted 842,528, 1,929,345, and 1,678,230 stock option awards pursuant to the 2017 Plan to certain directors, employees and non-employees, respectively.  Using the Black-Scholes option pricing model, the weighted-average grant date fair value relating to outstanding stock options granted under the 2017 Plan during the years ended December 31, 2023, 2022 and 2021 was $17.72, $4.14, and $15.69, respectively.

During the years ended December 31, 2023, 2022 and 2021, the Company granted 229,360, 347,985, and 0 stock option awards pursuant to the 2022 Inducement Plan.  Using the Black-Scholes option pricing model, the weighted-average grant date fair value relating to outstanding stock options granted under the Company’s stock option plan during the years ended December 31, 2023, 2022 and 2021 was $15.30, $13.05, and $0, respectively.

The fair value of stock options granted to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended
	December 31,
	2023	2022	2021
Risk‑free interest rate	2.35%	2.19%	0.79%
Expected term (in years)	6.11	6.11	6.11
Expected volatility	76.11%	69.16%	69.80%
Expected dividend yield	—	—	—

A summary of the Company's stock option activity for the year ended December 31, 2023 is as follows:

			Weighted‑
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2022	6,374,544	$17.85	7.73	$73,994
Granted	1,053,888	$25.42	—	$—
Exercised	(529,854)	$14.09	—	$9,225
Cancelled	(347,553)	$21.23	—	$—
Outstanding as of December 31, 2023	6,551,025	$19.19	7.23	$175,419
Options exercisable at December 31, 2023	3,936,040	$19.77	6.54	$103,122

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

A summary of the Company's restricted stock unit activity for the year ended December 31, 2023 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of December 31, 2022	774,166	$12.18
Granted	643,028	24.97
Vested	(214,837)	14.30
Cancelled	(97,750)	15.61
Unvested as of December 31, 2023	1,104,607	$17.44

As of December 31, 2023, the aggregate intrinsic value of unvested RSUs was $50,779.

Performance Stock Units

In November 2021, the Company granted up to a maximum of 956,145 performance stock units (“PSUs”) to employees under the 2017 Plan. Each PSU represents a right to receive one share of the Company's common stock upon vesting. The performance-based stock units granted in 2021 will vest on December 31, 2023 based upon i) continued service through the vesting date and (ii) the achievement of specific clinical development and regulatory performance events, as approved by the compensation committee. PSU awards granted are valued at the market price of the Company's common stock on the date of grant. The Company recognizes stock-based compensation expense for the fair value of these PSUs for the awards that are probable of vesting over the service period. During each financial period, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goal is known. At December 31, 2023, the Company estimates that 90.0% of the PSUs granted will be eligible to vest in the quarter ended March 31, 2024.

A summary of the Company's performance stock unit activity for the year ended December 31, 2023 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of December 31, 2022	804,797	$13.24
Granted	—	—
Vested	—	—
Cancelled	(223,451)	13.24
Unvested as of December 31, 2023	581,346	$13.24

The following table summarizes the classification of the Company's stock-based compensation expenses related to stock options, restricted stock units, performance stock units and the employee stock purchase plan recognized in the Company's consolidated statements of operations and comprehensive loss.

	Year Ended
	December 31,
	2023	2022	2021
Research and development	$8,449	$5,814	$7,687
Selling, general, and administrative	24,104	14,017	13,117
Total	$32,553	$19,831	$20,804

Stock-based compensation expense by award type recognized during the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended
	December 31,
	2023	2022	2021
Stock options	$17,671	$15,477	$17,988
Employees stock purchase plan	581	408	310
Restricted stock units	5,998	2,918	1,924
Performance stock units	8,303	1,028	582
Total	$32,553	$19,831	$20,804

As of December 31, 2023, the Company has unrecognized compensation cost of $27,322 related to non-vested employee, non-employee and director stock option awards under all equity plans that are expected to be recognized over a weighted-average period of 2.07 years. The Company has unrecognized compensation cost of $16,880 related to non-vested employee restricted stock unit and performance stock unit awards under all equity plans that are expected to be recognized over a weighted-average period of 2.63 years.

10. Significant Agreements

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

The Company initially estimated the fair value of the RareStone equity to be $2,440 based on a preliminary valuation during the first quarter of 2022.  Upon completion of the valuation procedures during the second quarter of 2022, the Company concluded the initial fair value of the RareStone equity to be $1,040.  During the third quarter of 2022, the Company estimated the fair value of the RareStone equity to be de minimis based upon the results of an updated valuation and recorded an other-than-temporary impairment of $1,040 related to the decline in fair value as a component of other expense in our consolidated statements of operations and other comprehensive loss for the year ended December 31, 2022.  The other-than-temporary impairment of $1,040 included the reclassification of a $300 unrealized loss previously recorded as a component of accumulated other comprehensive income (loss) in our consolidated statement of stockholders’ equity during the second quarter of 2022.

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

Based on a relative fair-value allocation between the license and the manufacture of clinical and commercial product, the Company recognized $6,754 of license revenue in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2022.  The discount related to commercial manufacturing supply will be deferred and recognized over the commercial supply period or upon termination of the agreement.  No license revenue was recognized during the years ended December 31, 2023 or 2021.

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

On May 10, 2023, RareStone provided written notice to the Company reaffirming its objections to the claims in our October Notice and March Notice, including to the Company’s termination of the RareStone License for cause.  On November 29, 2023, RareStone wrote to us seeking to negotiate and execute a commercial supply agreement as contemplated under the Exclusive License Agreement, and on January 19, 2024, we responded in writing again reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause.

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

The Company capitalized a $5,000 and $4,000 commercial milestone as a finite-lived intangible asset, as a result of the first commercial sales of IMCIVREE in the U.S. and Europe during March 2021 and March 2022, respectively. There were no research and development expenses related to milestones recorded in each of the years ended December 31, 2023, 2022 and 2021.

Camurus

In January 2016, the Company entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus' drug delivery technology. The contract includes a non-refundable and non-creditable signing fee of $500. The Camurus agreement also includes up to $7,750 in one-time, non-refundable development milestones achievable upon certain regulatory successes. The Company is also required to pay to Camurus, mid to mid-high single digit royalties, on a product-by-product and country-by-country basis of annual net sales, until the later of (i) 10 years after the date of first commercial sale of such product in such country; or (ii) the expiration of the last to expire valid claim of all licensed patent rights in such country covering such product. The Company is also required to pay one-time, non-refundable, non-creditable sales milestones upon the achievement of certain sales levels for such product that cannot be in excess of $57,000.  The Company recorded development milestone expenses related to this license agreement of $1,000 during the year ended December 31, 2022. The expenses were recorded as research and development expenses when the milestone criteria were met in full during 2022.  There are no research and development expenses related to milestones recorded in 2023 or 2021.

Takeda

In March 2018, the Company entered into a license agreement with Takeda, for the rights of a program that includes the clinical candidate RM-853, which is a GOAT inhibitor, which is currently in preclinical development for PWS. Pursuant to the license agreement the Company was required to pay a non-refundable and non-creditable signing fee, which the Company settled by issuing on April 3, 2018, 223,544 shares of common stock valued at $4,448. Under the terms of the license agreement, assuming that RM-853 is successfully developed, receives regulatory approval and is commercialized, the Company is also required to pay up to $70,000 in one-time, non-refundable development milestone payments upon the achievement of certain clinical and regulatory milestones. The Company is also required to pay up to $70,000 in one-time, non-refundable, non-creditable sales milestone payments upon the achievement of certain sales levels. The Company is also required to pay to Takeda, mid to mid-high single digit royalties (subject to certain potential reductions over time), on a product-by-product and country-by-country basis of annual net sales, of each product in such country, beginning on the first commercial sale of a product in such country, and continuing until the latest of (i) 10 years after the date of first commercial sale of such product in such country; or (ii) the expiration of the last to expire valid claim of a Takeda patents covering the composition or use of such product in such country; or (iii) the expiration of all regulatory exclusivity for such product in such country. The Company recorded the fair value of the common stock to be issued to the licensors as research and development expense, as the license does not have a future alternative use, in accordance with ASC Topic 730, Research and Development. There were no milestone expenses related to this license for the years ended December 31, 2023, 2022 and 2021, respectively. We have notified Takeda that the Company has halted development activities related to RM-853.

11. Long-Term Obligations

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125,000, 7.5% on annual net revenues of between $125,000 and $300,000 and 2.5% on annual net revenues exceeding $300,000. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties.  As of December 31, 2023 we have made $7,398 of payments.

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 5, “Fair Value of Financial Instruments” to our consolidated financial statements. During the second quarter of 2022, the Company recorded $1,590 for the initial fair value of the embedded derivative liability.  The fair value of the embedded derivative liability was $1,150 and $1,340    as of December 31, 2023 and December 31, 2022, respectively. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the years ended December 31, 2023 and December 31, 2022, we recognized other income in the amount of $190 and $250, due to the remeasurement of the embedded derivative liability. The carrying value of the deferred royalty obligation at December 31, 2023 was $106,143 based on $100,000 of proceeds, net of the initial fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value at December 31, 2023. The effective interest rate as of December 31, 2023 was 15.12%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3,287. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the classification of these costs, as well as the period over which these costs will be amortized.

12. Commitments and Contingencies

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

Other

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods, or royalties on future sales of specified products.  See Note 10 for discussion of these arrangements.  Additionally, the Company is party to various contracts with CROs and CMOs that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.

Based  on  the Company’s  current  development  plans as of December 31, 2023, the Company does not expect to make milestone payments due to third parties during  the  next  12  months  from  the  filing  of  this  Annual  Report on  Form 10-K, in connection with our license agreements. These milestones generally become  due  and  payable  upon achievement of such milestones or sales and achievement of development milestones.  When the  achievement  of  these  milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.

13. Related-Party Transactions

Amounts paid directly to consultants and vendors considered to be related parties amounted to $1,141, $1,868, and $1,961 for the years ended December 31, 2023, 2022 and 2021, respectively. Outstanding payments due to these related parties as of December 31, 2023 and 2022 were $1 and $13, respectively, and were included within accounts payable on the consolidated balance sheets.

14. Income Taxes

The components of loss before income taxes are as follows:

	Year Ended
	December 31,
	2023	2022	2021
United States	$(178,669)	$(181,119)	$(69,612)
Foreign	(5,445)	—	—
Loss before income taxes	$(184,114)	$(181,119)	$(69,612)

Components of provision for income taxes are as follows:

	Year Ended
	December 31,
Current:	2023	2022	2021
U.S. Federal	$—	$—	$—
U.S. State and Local	1	—	—
Foreign	563	—	—
Total Current Expense	$564	$—	$—

Deferred:
U.S. Federal	$—	$—	$—
U.S. State and Local	—	—	—
Foreign	—	—	—
Total Deferred Expense	$—	$—	$—

A reconciliation of the income tax benefit at the federal statutory tax rate to the Company's effective income tax rate is as follows:

	As of
	December 31,
	2023	2022	2021
Statutory tax rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	10.24	9.83	7.45
Research and development credit	0.65	0.78	2.94
Orphan drug credit	3.37	2.15	7.58
Stock compensation	(1.37)	(0.29)	(1.05)
Other	(0.48)	(0.04)	(0.47)
Rate changes	(6.52)	—
Change in valuation allowance	(27.10)	(33.44)	(37.45)
Effective tax rate	(0.21)%	—%	—%

The principal components of the Company's deferred tax assets and liabilities are as follows:

	As of
	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$153,685	$135,470
Research and development credits	16,139	14,380
Orphan drug credit	25,484	19,281
Capitalized license fee	2,311	2,776
Stock-based compensation	13,159	11,074
Section 174 Costs	50,688	29,663
Deferred revenue	350	438
Accrued Expenses & Other	5,680	4,536
Total deferred tax assets	267,496	217,618
Valuation allowance	(267,158)	(217,257)
Net deferred tax assets	338	361
Deferred tax liabilities:
Operating lease right-of-use asset and other	(338)	(361)
Total deferred tax liabilities	$(338)	$(361)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2023 and 2022, because the Company's management has determined that is it more likely than not that these assets will not be realized. The increase in the valuation allowance of $49,901 in 2023 and $59,046 in 2022 primarily relates to the net loss incurred by the Company during each period.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $555,563 and $597,952, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire at various times beginning in 2033 for federal and state purposes.  Of the federal net operating loss carryforwards at December 31, 2023, $482,396 can be carried forward indefinitely.  As of December 31, 2023, the Company had gross foreign net operating loss carryforwards of approximately $1,342 which have an indefinite carryforward period.

As of December 31, 2023, the Company had federal and state research tax credits of approximately $13,142 and $3,794, respectively, which may be used to offset future tax liabilities. Additionally, as of 2023, the Company had a federal orphan drug credit related to qualifying research of $25,484. These tax credit carryforwards will begin to expire at various times beginning in 2033 for federal purposes and 2028 for state purposes.

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

The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $730 as such amounts are considered to be indefinitely reinvested in these jurisdictions. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations and to fund future foreign acquisitions. The amount of any unrecognized deferred tax liability related to undistributed foreign earnings is immaterial.

The Company has not recorded any reserves for uncertain tax positions as of December 31, 2023 and 2022. The Company has not, as yet, conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits will be classified as provision for income taxes in the accompanying statements of operations and comprehensive loss. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to examination by the U.S. federal, state and local income tax authorities for tax years 2013 forward. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

15. Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all US employees and permits voluntary contributions by employees subject to IRS-imposed limitations. Beginning in 2021, the Company matched 100% of eligible employee contributions on the first 4% of employee salary (up to the IRS maximum).  Contributions for the years ended December 31, 2023, 2022 and 2021 were $1,460, $1,195 and $886, respectively.

16.  Segment and Geographic Information

Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment.

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of its customers. Total revenue by geographic area was as follows:

	December 31,
	2023	2022	2021
United States	$62,425	$21,078	$3,154
Germany	6,075	954	—
Other	8,928	1,606	—
Total revenues	$77,428	$23,638	$3,154

As of December 31, 2023 and 2022, long-lived assets at locations outside the United States was not material.

17. Subsequent Events

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

License Agreement

On January 4, 2024, the Comapny entered into a license agreement and share issuance agreement with LG Chem, Ltd. (“LGC”). Under the terms of the license agreement, the Company obtained worldwide rights to LGC’s proprietary compound LB54640 and will assume sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of LB54640.

At closing, we paid LGC $40 million in cash and issued shares of our common stock with an aggregate value of $20 million. The shares were issued at a per share price equal to the ten-day volume weighted average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024. We also agreed to make a $40 million payment in cash 18 months after the effective date of the license agreement.

In addition, under the terms of the license agreement, we agreed to pay LGC up to $205 million in cash upon achieving various regulatory and sales milestones based on net sales of LB54640. In addition and subject to the completion of Phase 2 development of LB54640, the Company has agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from its MC4R portfolio, including LB54640, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of LB54640 in a region if LB54640 is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of LB54640 for the limited remainder of the royalty term in the relevant region.