Form 10-Q
period 2024-03-31
RHYTHM PHARMACEUTICALS, INC.
filed 2024-05-07
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2024 was 60,972,909.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$53,428	$60,081
Short-term investments	147,771	215,765
Accounts receivable, net	14,695	14,867
Inventory	8,507	8,624
Prepaid expenses and other current assets	11,352	8,931
Total current assets	235,753	308,268
Property and equipment, net	1,149	1,341
Right-of-use asset	670	781
Intangible assets, net	6,815	7,028
Restricted cash	460	328
Other long-term assets	13,804	14,999
Total assets	$258,651	$332,745
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,550	$4,885
Accrued expenses and other current liabilities	44,531	48,262
Deferred revenue	1,286	1,286
Lease liability	793	770
Total current liabilities	54,160	55,203
Long-term liabilities:
Deferred royalty obligation	107,368	106,143
Lease liability, non-current	284	490
Derivative liability	660	1,150
Other long-term liabilities	34,598	—
Total liabilities	197,070	162,986
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 60,964,468 and 59,426,559 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	60	59
Additional paid-in capital	1,097,810	1,064,302
Accumulated other comprehensive income (loss)	(181)	134
Accumulated deficit	(1,036,108)	(894,736)
Total stockholders’ equity	61,581	169,759
Total liabilities and stockholders’ equity	$258,651	$332,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023
Revenues:
Product revenue, net	$25,967	$11,469
Total revenues	25,967	11,469
Costs and expenses:
Cost of sales	2,807	1,421
Research and development	128,665	37,945
Selling, general, and administrative	34,382	24,634
Total costs and expenses	165,854	64,000
Loss from operations	(139,887)	(52,531)
Other (expense) income:
Other income (expense), net	524	(27)
Interest expense	(4,755)	(3,061)
Interest income	3,046	3,440
Total other (expense) income, net	(1,185)	352
Loss before income taxes	(141,072)	(52,179)
Provision for income taxes	300	—
Net loss	$(141,372)	$(52,179)
Net loss per share, basic and diluted	$(2.35)	$(0.92)
Weighted-average common shares outstanding, basic and diluted	60,143,558	56,708,975

Other comprehensive loss:
Net loss	$(141,372)	$(52,179)
Foreign currency translation adjustment	(71)	21
Unrealized gain (loss), net on marketable securities	(244)	65
Comprehensive loss	$(141,687)	$(52,093)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	59,426,559	$59	$1,064,302	$134	$(894,736)	$169,759
Stock-based compensation expense	—	—	7,767	—	—	7,767
Issuance of common stock in connection with ESPP	28,495	—	673	—	—	673
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	1,077,271	1	6,352	—	—	6,353
Issuance of common stock as consideration for LGC license	432,143	—	18,716	—	—	18,716
Foreign currency translation adjustment	—	—	—	(71)	—	(71)
Unrealized loss on marketable securities	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	(141,372)	(141,372)
Balance at March 31, 2024	60,964,468	$60	$1,097,810	$(181)	$(1,036,108)	$61,581

Balance at December 31, 2022	56,612,429	$56	$974,356	$(92)	$(710,058)	$264,262
Stock-based compensation expense	—	—	6,376	—	—	6,376
Issuance of common stock in connection with ESPP	32,169	—	665	—	—	665
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	207,806	—	553	—	—	553
Foreign currency translation adjustment	—	—	—	21	—	21
Net unrealized gains on short-term investments	—	—	—	65	—	65
Net loss	—	—	—	—	(52,179)	(52,179)
Balance at March 31, 2023	56,852,404	$56	$981,950	$(6)	$(762,237)	$219,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Operating activities
Net loss	$(141,372)	$(52,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,767	6,376
Depreciation and amortization	405	457
Non-cash interest expense and amortization of debt issuance costs	4,009	3,061
Non-cash accretion & amortization of short-term investments	(2,055)	(2,341)
Unrealized loss on short-term investments	(244)	—
Non-cash accretion of non-current liability	929	—
Non-cash rent expense	111	94
Change in fair value of embedded derivative liability	(490)	(50)
Acquired IPR&D assets classified as investing activities	92,385	5,395
Changes in operating assets and liabilities:
Accounts receivable	172	(1,893)
Inventory	117	(2,570)
Prepaid expenses and other current assets	(2,421)	2,155
Deferred revenue	—	(6)
Other long-term assets, net	1,195	(99)
Accounts payable, accrued expenses and other liabilities	(1,251)	5,167
Net cash used in operating activities	(40,743)	(36,433)
Investing activities
Purchases of short-term investments	—	(69,644)
Maturities of short-term investments	70,050	92,675
Acquisition of IPR&D assets	(40,000)	(4,520)
Purchases of property and equipment	—	(47)
Net cash provided by investing activities	30,050	18,464
Financing activities
Repayment of deferred royalty obligation	(2,783)	(1,351)
Proceeds from the exercise of stock options	6,353	553
Proceeds from issuance of common stock from ESPP	673	665
Net cash provided by (used in) financing activities	4,243	(133)
Effect of exchange rates on cash	(71)	86
Net decrease in cash, cash equivalents and restricted cash	(6,521)	(18,016)
Cash, cash equivalents and restricted cash at beginning of period	60,409	128,005
Cash, cash equivalents and restricted cash at end of period	$53,888	$109,989
Supplemental disclosure of non-cash investing activities:
Non-current liability issued in exchange for the acquisition of IPR&D	$33,669	$—
Issuance of common stock in exchange for IPR&D	$18,716	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor agonists, including our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are developing therapies for a subset of individuals who have hyperphagia, a pathological hunger that leads to abnormal food-seeking behaviors, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union, and Great Britain, Canada, and other countries and regions.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception. As of March 31, 2024, the Company had an accumulated deficit of $1,036,108.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. While the Company is generating product revenue, management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

At March 31, 2024, the Company had $201,199 of cash and cash equivalents and short-term investments on hand.  On April 1, 2024, the Company entered into an Investment Agreement (the “Investment Agreement”) with certain affiliates of Perceptive Advisors LLC (“Perceptive”) and certain other investors (each, an “Investor” and collectively, the

“Investors”), relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for an aggregate purchase price of $150,000, or $1,000 per share (the “Issuance”).  The Issuance closed on April 15, 2024.

In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out license arrangements, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources, together with the proceeds received from the sale of preferred stock in April 2024, will be sufficient to fund the Company’s operations through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q with the SEC.

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

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2024, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these financial statements include estimates related to determining our net product revenue, license revenue, accruals related to research and development expenses, assumptions used to record stock-based compensation expense, interest expense on our deferred royalty obligation, and the valuation allowance on the Company's deferred tax assets.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  Changes in estimates are recorded in the period in which they become known.  Actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Rhythm Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification of Prior Year Balances

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows. In the condensed consolidated statements of cash flows, the Company reclassified $2,341 to non-cash accretion and amortization of short-term investments from prepaid expenses and other current assets for the three months ended March 31, 2023.  The reason for the reclassification was to conform with the current year’s presentation.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the three months ended March 31, 2024 and 2023, approximately 74% and 83%, respectively, of all of the Company’s revenue was generated from a single customer in the United States.  As of March 31, 2024 and December 31, 2023, approximately 72% and 67%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.

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

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  As of March 31, 2024 and December 31, 2023, the Company determined an allowance for doubtful accounts was not required based upon our review of contractual payments and our customers’ circumstances.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, net

In the United States (the “U.S.”), which accounts for the largest portion of our total revenues, the Company sells its product to a limited number of specialty pharmacies. The product is distributed through third-party logistics, or 3PL, distribution agent that does not take title to the product. Once the product is delivered to the Company’s specialty pharmacy provider, our customer in the U.S., the customer (or “wholesaler”) takes title to the product. The wholesaler then distributes the product to patients. In our distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product. Internationally, we make sales primarily to specialty distributors and retail pharmacy chains, as well as hospitals, many of which are government-owned or supported. The Company offers returns of product sold to the customer on a limited basis.

Revenue from product sales is recognized when the customer obtains control of our product, which occurs at a point in time, upon transfer of title to the customer because at that point in time we have no ongoing obligations to the customer.  There are no other performance obligations besides the sale of product.  We classify payments to our customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss. Otherwise, payments to a customer or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below.  Taxes collected from the customer relating to product sales and remitted to governmental authorities are excluded from revenue.  Because our payment terms are generally ninety days or less, the Company concluded there is not a significant financing component because the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less.  The Company expenses incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that we would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, or the transaction price, which includes estimates of variable consideration for which reserves are established and which result from discounts, rebates, and co-pay assistance that are offered within contracts between us and our customers, health care providers and other indirect customers relating to the sale of IMCIVREE.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer).  Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract.  The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from our estimates.  If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Government rebates:  The Company is subject to discount obligations under government programs, including Medicaid programs, Medicare and Tricare in the United States as well as certain government rebates and pricing adjustments in certain international markets that we operate.  We estimate Medicaid, Medicare and Tricare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on our condensed consolidated balance sheets.  On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Trade discounts and allowances:  The Company provides customary invoice discounts on IMCIVREE sales to certain of our customers for prompt payment that are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, we receive and pay for various distribution services from our customers in the distribution channel.  For services that are not distinct from the sale of our product, such fees are classified as a reduction of product revenue.

Product returns:  Our customers have limited return rights related to the product’s damage or defect.  The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. Based on the distribution model for IMCIVREE, the Company believes there will be minimal returns.

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

License Agreements

LG Chem

In January 2024, we entered into a license agreement and share issuance agreement with LG Chem, Ltd. (“LGC”). Under the terms of the license agreement, we obtained worldwide rights to develop LGC’s proprietary compound LB54640 and will assume sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of LB54640. The SIGNAL trial is a randomized, placebo-controlled, double-blind study designed to enroll and evaluate approximately 28 patients with acquired hypothalamic obesity. Participants will receive one of three doses of LB54640 by oral administration once daily for up to 52 weeks, and the primary endpoint of the study is the change from baseline in body mass index after 14 weeks of treatment. The open-label, single-arm, 16-week ROUTE trial is designed to enroll five patients with POMC or LEPR deficiency obesity.

We paid LGC $40.0 million in cash and issued shares of our common stock with an aggregate fair value of $18.7 million. The shares were issued at a per share price equal to the ten-day volume weighted-average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024. We also agreed to make a $40.0 million payment in cash 18 months after the effective date of the license agreement.  This payment has been recorded at its present value and reflected in other long-term liabilities on our unaudited condensed consolidated balance sheet.

In addition, and subject to the completion of Phase 2 development of LB54640, the Company has agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from its MC4R portfolio, including LB54640, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of LB54640 in a region if LB54640 is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of LB54640 for the limited remainder of the royalty term in the relevant region.

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

The Company received total upfront consideration of $8,040 comprised of an upfront payment of $7,000, and the estimated fair value of the RareStone equity of $1,040. The Company determined that the RareStone License contains two performance obligations, the delivery of the license and the supply of clinical and commercial product. The Company further determined the supply of commercial product to RareStone contains a significant future discount and estimates the discount to be $1,286, which is recorded as a component of deferred revenue on the consolidated balance sheet at December 31, 2023.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the three months ended March 31, 2024 and 2023, respectively.

Acquired IPR&D and Milestone Expenses

In an asset acquisition, payments incurred prior to regulatory approval to acquire rights to in-process research and development projects are expensed as acquired IPR&D and recorded as a component of research and development expense in the condensed consolidated statements of operations and comprehensive net loss unless the project has an alternative future use. These costs include upfront and development milestone payments related to licensing arrangements, or other asset acquisitions that provide rights to develop, manufacture and/or sell pharmaceutical products. Where contingent development milestone payments are due to third parties, prior to regulatory approval, the payment obligations are expensed when the achievement of the underlying milestone becomes probable. Regulatory and commercial milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the remaining useful life of the related product.

Foreign Currency Translation

The majority of the Company’s operations occurs in subsidiaries that have the U.S. dollar denominated as its functional currency. The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity.  Net foreign currency exchange transaction gains (losses), which are included in other (expense) income, net on our consolidated statements of operations, were immaterial for the three months ended March 31, 2024 and 2023.

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

The Company’s cash equivalents and marketable securities and derivative liability at March 31, 2024 and December 31, 2023 were carried at fair value, determined according to the fair value hierarchy.  See Note 6 for further discussion.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities at March 31, 2024 and December 31, 2023, respectively.

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

The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Stock options	7,029,546	6,973,369
Restricted stock units	1,775,146	1,046,232
Performance stock units	—	613,191
Potential common shares	8,804,692	8,632,792

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires disclosure of incremental segment information on an annual and interim basis and allows for multiple measures of a segment’s profit or loss provided that one of those measures is consistent with GAAP. The amendments in this update do not change how a public company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments, but rather requires public entities to provide in interim periods all disclosures about a reporting segment’s profit or loss and assets that are currently required annually. ASU 2023-07 becomes effective for the annual period starting on January 1, 2024, and for interim periods starting on January 1, 2025. Early adoption is permitted. The Company is currently evaluating the disclosure requirements related to the new standard but does not anticipate a material impact to its net financial position.

3. Asset Acquisitions

LG Chem, Ltd.

On January 4, 2024, the Company entered into a license agreement and share issuance agreement with LG Chem, Ltd. (“LGC”).  Under the terms of the license agreement, the Company obtained worldwide rights to LGC’s proprietary compound LB54640 and will assume sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of LB54640.

The total purchase consideration of $92.4 million was composed of $40.0 million of cash paid at closing and issued shares of the Company’s common stock with an aggregate value of $20.0 million. The shares were issued at a per share price equal to the ten-day volume weighted average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024.  As of January 4, 2024, the fair value of common stock issued was $18.7 million.  The total purchase consideration also includes a $40.0 million license fee payable in 18 months, whose present value at closing was $33.7 million, and $0.8 million of transaction costs which are recorded as selling, general and administrative expenses.

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

The assets acquired were In-Process Research and Development (IPR&D) assets.  However, since the IPR&D assets were determined to have no alternative future use, the Company recognized the $92.4 million of purchase consideration as research and development expense in the three months ended March 31, 2024.

The Company determined that the additional contingent consideration did not meet the definition of a derivative as of the acquisition date.  Therefore, the Company did not record a contingent consideration liability on the acquisition date.  The Company will recognize any future contingent consideration payments related to the LG Chem transaction in the period in which the achievement of the underlying milestones becomes probable.

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

The total purchase consideration of $5,667 was composed of $4,520 of cash paid at closing, a $500 holdback, paid in the three months ended March 31, 2024, and $647 of acquisition-related costs.  The Company determined that substantially all of the value as of acquisition date related to Xinvento’s In-Process Research and Development.  As a result, the Company determined this transaction should be accounted for as an asset acquisition.

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

Xinvento's results of operations are included in the condensed consolidated financial statements from the date of acquisition. For the three months ended March 31, 2024, the net loss associated with the operations of Xinvento was de minimis in the Company’s condensed consolidated statements of operations.

4. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2024	2023
Raw Materials	$3,226	$4,625
WIP	2,541	1,104
Finished Goods	2,740	2,895
Total Inventory	$8,507	$8,624

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Research and development costs	$13,193	$12,925
Professional fees	3,960	3,833
Payroll related	7,754	15,439
Royalties	1,278	1,180
Sales Allowances	10,144	9,475
Other	8,202	5,410
Accrued expenses and other current liabilities	$44,531	$48,262

6. Fair Value of Financial Assets and Liabilities

As of March 31, 2024 and December 31, 2023, the carrying amount of cash and cash equivalents and short-term investments was $201,199 and $275,846 respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$43,028	$—	$—	$43,028
Marketable securities:
Corporate debt securities and commercial paper	—	147,771	—	147,771
Total	$43,028	$147,771	$—	$190,799
Liabilities:
Derivative liability	$—	$—	$660	$660
Total	$—	$—	$660	$660

	Fair Value Measurements as of
	December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial paper	$—	$—	$—	$—
Money market funds	40,868	4,979	—	45,847
Marketable securities:
Corporate debt securities and commercial paper	—	215,765	—	215,765
Total	$40,868	$220,744	$—	$261,612
Liabilities:
Derivative liability	$—	$—	$1,150	$1,150
Total	$—	$—	$1,150	$1,150

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

The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 12, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation on the condensed consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of IMCIVREE, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument.

	Three months ended
	March 31,
	2024	2023
Beginning aggregate estimated fair value of Level 3 liabilities	$1,150	$1,340
Initial recording of embedded derivative	—	—
Change in fair value of embedded derivative	(490)	(50)
Ending aggregate estimated fair value of Level 3 liabilities	$660	$1,290

Marketable Securities

The following tables summarize the Company's marketable securities:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$147,742	$51	$(22)	$147,771
	$147,742	$51	$(22)	$147,771

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$215,490	$282	$(7)	$215,765
	$215,490	$282	$(7)	$215,765

7. Right of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility and other immaterial operating leases for certain equipment.  The Company’s office lease has a remaining lease term of 1.3 years.  The Company measured the lease liability associated with the office lease using a discount rate of 10% at inception.  The Company estimated the incremental borrowing rate for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of March 31, 2024, the Company has not entered into any lease arrangements classified as a finance lease.

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

The following table presents the maturities of the Company’s operating lease liability related to office space as of March 31, 2024, all of which is under a non-cancellable operating lease:

Operating Lease
2024	640
2025	502
Total operating lease payments	1,142
Add: imputed interest	(65)
Total operating lease liability	$1,077

8. Intangible Assets

		As of March 31, 2024			As of December 31, 2023
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Capitalized Milestones	11	$9,000	$(2,185)	$6,815	$9,000	$(1,972)	$7,028

As of March 31, 2024, the Company’s finite-lived net intangible assets, which totaled $6,815 resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.

As of March 31, 2024, amortization expense for the next five years and beyond is summarized as follows:

2024	$641
2025	855
2026	855
2027	855
2028	855
Thereafter	2,754
Total	$6,815

Amortization expense totaled $214 and $214 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss.

9. Income Taxes

The Company recorded an income tax provision of approximately $300 for the three months ended March 31, 2024.  The income tax provision is a result of taxable income from the Company’s foreign jurisdictions.  The Company did not record an income tax provision for the three months ended March 31, 2023, as it generated sufficient tax losses during the period. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

10. Common Stock

As of March 31, 2024, an aggregate of 15,285,096 shares of common stock was reserved for future issuance under the Company’s stock plans, including outstanding stock options, restricted stock units, and performance stock units that have been issued totaling 8,804,692 and 1,294,531 shares available for future grants under the Company’s 2017 Equity Employee Stock Purchase Plan.

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

On February 29, 2024, the Company and Cowen entered into Amendment No. 1 to Sales Agreement (the “Amendment”) to increase the aggregate offering price of the shares of Common Stock that may be issued and sold pursuant to the Sales Agreement to $200,000,000 (excluding the aggregate offering price of shares of Common Stock issued and sold pursuant to the Sales Agreement prior to February 29, 2024). In connection with the Amendment, on February 29, 2024, the Company filed with the SEC a prospectus supplement, dated February 29, 2024, which, combined with the Base Prospectus (together, the “New Prospectus”), amended the Prior Prospectus in its entirety. The issuances and sales under the Sales Agreement, as amended by the Amendment, will be made pursuant to the Registration Statement and the New Prospectus.

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

The exercise price of stock options granted under the Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of the three months ended March 31, 2024, 553,889 stock option awards have been issued under the Inducement Plan. As of March 31, 2024, 281,196 restricted stock unit awards have been granted under the Inducement Plan. As of March 31, 2024, 164,915 shares of common stock are available for future grant under the Inducement Plan.

On January 4, 2024, the Company issued 432,143 shares of common stock as partial consideration for its acquisition of the worldwide rights to LGC’s proprietary compound LB54640.

11. Related-Party Transactions

Expenses paid directly to related parties for the three months ended March 31, 2024 and 2023, were $135 and $322, respectively. Outstanding payments due to related parties as of March 31, 2024 and December 31, 2023 were $5 and $1, respectively. See also Note 13, “Subsequent Events” for disclosure regarding transactions after March 31, 2024.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125,000, 7.5% on annual net revenues of between $125,000 and $300,000 and 2.5% on annual net revenues exceeding $300,000. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. We made repayments of $2,783 in the three months ended March 31, 2024.  As of March 31, 2024 we have made cumulative payments of $10,313.

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $660 and $1,150 as of March 31, 2024 and December 31, 2023, respectively. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the three months ended March 31, 2024 and 2023, we recognized other income of $490 and $50, respectively, due to the remeasurement of the embedded derivative liability.

The carrying value of the deferred royalty obligation as of March 31, 2024 was $107,368 based on $100,000 of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value as of March 31, 2024 and December 31, 2023. The effective interest rate as of March 31, 2024 was 15.15%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3,287. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

13. Subsequent Events

On April 1, 2024, the Company entered into an Investment Agreement (the “Investment Agreement”) with certain affiliates of Perceptive Advisors LLC (“Perceptive”) and certain other investors (each, an “Investor” and collectively, the

“Investors”), relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for an aggregate purchase price of $150,000, or $1,000 per share (the “Issuance”).  The Issuance closed on April 15, 2024.  Prior to the closing of the Issuance, certain of the investors and certain of their affiliated entities held over 5% of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

On May 7, 2024, the Company filed an Amended and Restated Certificate of Designations in respect of the Convertible Preferred Stock containing certain technical amendments to the terms of the Convertible Preferred Stock. The amendments contained in the Amended and Restated Certificate of Designations (x) limited the voting rights of the Convertible Preferred Stock to 24.9438 shares of the Company’s common stock per $1,000 liquidation preference of Convertible Preferred Stock and (y) eliminated a 1% step up in the interest rate that otherwise would have applied in the unlikely event that the Company was required to obtain and failed to obtain stockholder approval for certain conversion shares underlying the Convertible Preferred Stock.

On May 2, 2024, the Company entered into an agreement to amend the current material operating lease agreement for its head office facility located at 222 Berkeley Street in Boston, Massachusetts. Under the amendment, the current lease has been extended for five years through July 31, 2030, with $5,694 committed to future lease payments.

14. Commitments and Contingencies

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

Other

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones whose achievement may become probable in subsequent periods, or royalties on future sales of specified products. Additionally, the Company is party to various contracts with CROs and CMOs that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.

Based on the Company’s current development plans as of March 31, 2024, the Company does not expect to make milestone payments due to third parties during the next 12 months from the filing of this Annual Report on Form 10-K, in connection with our license agreements. These milestones are generally recognized in the period in which the achievement of the underlying milestones becomes probable. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: the promise or potential of any of our products or product candidates; the marketing and commercialization of IMCIVREE (setmelanotide), and the timing of commercialization; the design, success, cost and timing of our product development activities and clinical trials for setmelanotide and our other product candidates; our ability to obtain regulatory approval for setmelanotide in further indications, as well as for our other product candidates; our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; the sufficiency of our cash, cash equivalents and short-term investments to fund our operations; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed, and the impact of termination; our marketing, commercial sales, and revenue generation; expectations surrounding our manufacturing arrangements; the potential financial impact, the ongoing integration process of Xinvento B.V.; the impact of the current economic slowdown on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements.  These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks, uncertainties, and other important factors, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 recptor (MC4R) agonists, including our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing developing therapies for a subset of individuals who have hyperphagia, a pathological hunger that leads to abnormal food-seeking behaviors, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), Great Britain, Canada and other countries and regions. IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS); or (ii) Bardet-Biedl syndrome (BBS). The European Commission (EC) and Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. In addition to the United States and Canada, we have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in 14 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

In addition to initial commercial efforts, we are advancing what we believe is the most comprehensive clinical research program ever initiated in MC4R pathway diseases, with multiple ongoing and planned clinical trials. Our MC4R pathway program is designed to expand the total number of patients who would benefit from setmelanotide therapy or our one of our new drug candidates, RM-718, which is designed to be a more selective MC4R agonist with weekly administration, or LB54640, an investigational oral small molecule MC4R agonist in Phase 2 clinical trials. With setmelanotide, we have completed enrollment in our Phase 3 trial in patients with hypothalamic obesity. Our Phase 3 EMANATE trial, comprised of four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases, and our Phase 2 DAYBREAK trial evaluating setmelanotide in additional genetic indications, are ongoing. With RM-718, in March 2024 we initiated a Phase 1 in-human trials, including a multiple-ascending dose study in patients with hypothalamic obesity. In our recently completed Phase 3 pediatrics trial in 12 patients between the ages of 2 and younger than 6 with BBS or POMC or LEPR deficiency obesities, setmelanotide achieved the primary endpoint with a 3.04 mean reduction in BMI-Z score (a measure of body mass index deviations from what is considered normal) and 18.4 percent mean reduction in BMI. We are seeking regulatory approval in the United States and Europe to expand the label for IMCIVREE to treat patients as young as 2 years of age with these diseases based on these data.

We are leveraging what we believe is the largest known DNA database focused on obesity - with almost 80,000 sequencing samples as of December 31, 2023 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Our sequencing-based epidemiology estimates show that each of these genetically-defined MC4R pathway deficiencies are considered rare diseases, according to established definitions based on patient populations. Our epidemiology estimates are approximately 4,600 to 7,500 for U.S. patients in initial FDA-approved indications, including obesity due to biallelic POMC, PCSK1 or LEPR deficiencies, and BBS. We estimate the epidemiology for patients with hypothalamic obesity to be between 5,000 and 10,000 in the United States, based on our analysis of published literature. Our epidemiology estimates for the indications being studied in our Phase 3 EMANATE trial suggest that approximately 53,000 U.S. patients with one of these genetically driven obesities have the potential to respond well to setmelanotide. Similarly, our epidemiology estimates for patients with genetic indications who demonstrated an initial response in our Phase 2 DAYBREAK trial is approximately 65,300. We believe that all these patients face similar challenges as other patients with rare diseases, namely lack of awareness, resources, tests, tools and, especially, therapeutic options.

We are developing setmelanotide to address additional patients with acquired hypothalamic obesity. In our Phase 2 trial evaluating setmelanotide as a treatment for hypothalamic obesity, as announced in November 2022, 16 of 18 patients achieved the primary endpoint with a body mass index (BMI) decrease greater than 5 percent on setmelanotide therapy, and we observed a 14.5 mean percent reduction in BMI across all patients. Fourteen of these patients transitioned from this Phase 2 trial into our open-label, long-term extension trial and they remain on therapy, as of April 2024. Twelve of these 14 patients had achieved a 25.5% reduction in mean BMI from baseline at one year on setmelanotide therapy. We completed enrollment in the pivotal 120-patient cohort in our  Phase 3 clinical trial. Patients with acquired hypothalamic obesity aged 4 years or older were randomized 2:1 to setmelanotide therapy or placebo for a total of 60 weeks, including up to eight weeks for dose titration. The primary endpoint is the percent change in BMI after approximately 52 weeks on a therapeutic regimen of setmelanotide versus placebo. Key secondary endpoints include the proportion of patients who achieve ≥5% reduction in BMI from baseline in adults (≥18) or BMI Z-score reduction of ≥0.2 from baseline in pediatrics after approximately 52 weeks on a therapeutic regimen of compared with placebo, and mean change in the weekly average of the daily most hunger score in patients ≥12 years from baseline after approximately 52 weeks on a therapeutic regimen of setmelanotide versus placebo.

In collaboration with Camurus AB, or Camurus, we had been developing a once-weekly, long-acting formulation of setmelanotide using Camurus' FluidCrystal® technology. As announced in December 2023, we have paused development in favor of advancing RM-718. In March 2024, we communicated results from a Phase 3 switch study of weekly setmelanotide and daily setmelanotide formulations to Camurus. The results showed that pharmacokinetic data were supportive of the feasibility of a weekly formulation of setmelanotide, and data showed that the weekly setmelanotide formulation had similar efficacy and safety profile as the approved formulation for daily injection.

Additional recent clinical, regulatory, corporate and commercial updates include:

On May 7, 2024 we announced that approximately 100 new prescriptions for IMCIVREE for Bardet-Biedl syndrome (BBS) were written by U.S. prescribers and we have received payor approval for reimbursement for approximately 70 prescriptions during the first quarter of 2024.

On May 3, 2024 we delivered one oral presentation and two posters at The Pediatric Endocrine Society’s (PES) Annual Meeting May 2-5, 2024 in Chicago, IL, which highlighted previously disclosed data that showed setmelanotide achieved clinically meaningful weight reduction in pediatric patients with hypothalamic obesity, BBS or POMC and LEPR deficiency obesities.

On April 29, 2024 we announced the publication of results from our Phase 2 study of setmelanotide for the treatment of hypothalamic obesity in the peer-reviewed journal The Lancet Diabetes & Endocrinology. The publication highlighted that setmelanotide achieved a mean percent reduction in BMI of 15% from baseline (N=18) at 16 weeks of therapy, and preliminary data from Rhythm’s long-term extension study showing patients with hypothalamic obesity (n=12) achieved mean BMI reduction of approximately 26% at one year on setmelanotide treatment.

On March 25, 2024 we announced that the first patients had been dosed in our Phase 1 clinical trial of RM-718, an investigational, weekly melanocortin-4 receptor (MC4R)-specific agonist designed to be MC1R-sparing and to potentially avoid hyperpigmentation.

We also expect to achieve the following near-term milestones:

●	Complete submission of a supplementary New Drug Application (sNDA) to the FDA seeking a label expansion to treat pediatric patients between 2 and younger than 6 years old in approved indications in the second quarter of 2024, and potentially receive EMEA approval in the fourth quarter of 2024;
●	Begin dosing patients in the Japanese, 12-patient supplemental cohort of the Phase 3 trial evaluating setmelanotide in hypothalamic obesity in the second quarter of 2024;
●	Announce data from stage 2 of the exploratory Phase 2 DAYBREAK study evaluating setmelanotide in certain genetically-caused MC4R pathway diseases in the third quarter of 2024;
●	Begin dosing the first patients in the Phase 2 SIGNAL trial evaluating LB54640, an investigational oral small molecule MC4R agonist, in patients with hypothalamic obesity, in the third quarter of 2024. The 28-patient SIGNAL trial is a randomized, placebo-controlled, double-blind study designed to evaluate three dose levels of LB54640. The primary endpoint of the study is the change from baseline in body mass index after 14 weeks of treatment, and patients may continue on therapy for up to 52 weeks;
●	Complete enrollment in two or more substudies in the Phase 3 EMANATE trial evaluating setmelanotide in genetically caused MC4R pathway diseases in the second half of 2024;
●	Complete the Company’s Phase 1 clinical trial of RM-718, an investigational, weekly melanocortin-4 receptor (MC4R)-specific agonist, and announce data from this trial – including data from a planned cohort of patients with hypothalamic obesity - in the first half of 2024; and
●	Announce top-line data in the Phase 3 trial evaluating setmelanotide in hypothalamic obesity in the first half of 2025.

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

As of March 31, 2024 we had an accumulated deficit of $1,036.1 million. Our net loss was $141.4 million and $52.2 million for the three months ended March 31, 2024 and 2023, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:

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

As of March 31, 2024, our existing cash and cash equivalents and short-term investments were approximately $201.2 million. On April 1, 2024, we entered into an Investment Agreement with certain investors resulting in the issuance of convertible preferred stock to the investors and proceeds to the Company of $150.0 million, as disclosed in Note 13, “Subsequent Events”, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

We expect that our existing cash and cash equivalents and short-term investments as of March 31, 2024, combined with the proceeds received from the April 2024 issuance of convertible preferred stock, will be sufficient to fund our operations into 2026.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Financial Operations Overview

Revenue

To date, we have generated approximately $123.4 million in product revenue.  Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021.  We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France during March 2022 under the paid early access program.  IMCIVREE was approval by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively.  Following these approvals for BBS, we expect our sales of IMCIVREE will continue to grow as we identify and treat more patients with this disease and obtain reimbursement throughout the international markets in which we operate.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods. Accordingly, the product cost component related to IMCIVREE included in cost of sales for the three months ended March 31, 2024 and 2023 was insignificant.  We expect cost of sales to increase in 2024 as we continue to sell inventory that is produced after we began capitalizing manufacturing costs for IMCIVREE commercial inventory. We expect cost of sales to increase in 2023 as we continue to sell inventory that is produced after we began capitalizing manufacturing costs for IMCIVREE commercial inventory.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery and genetic sequencing efforts, and the clinical development of setmelanotide, which include:

●	expenses incurred under agreements with third parties, including CROs that conduct research and development and preclinical activities on our behalf, and the cost of consultants and CMOs that manufacture drug products for use in our preclinical studies and clinical trials;
●	employee-related expenses including salaries, benefits and stock-based compensation expense;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials;
●	the cost of genetic sequencing of potential patients in clinical studies;
●	facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs;
●	acquired in process research and development costs associated with the acquisition of Xinvento B.V., or Xinvento in the three months ended March 31, 2023; and
●	acquired in process research and development costs associated with the acquisition of LG Chem’s proprietary compound LB54640 in the three months ended March 31, 2024.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our current research and development expenses:

	Three Months Ended
	March 31,
Research and development summary	2024	2023
Research and development expense	$128,665	$37,945

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended
	March 31,
Selling, general and administrative summary	2024	2023
Selling, general and administrative expense	$34,382	$24,634

We anticipate that our selling, general and administrative expenses will increase in the future to support our continued and expanding commercialization efforts for IMCIVREE in the United States and the European Union as well as increased costs of operating as a global commercial stage biopharmaceutical public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, compliance with local rules and regulations in the United States and foreign jurisdictions, exchange listing and Securities and Exchange Commission, or SEC, expenses, insurance and investor relations costs, among other expenses.

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

There were no significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$25,967	$11,469	$14,498	126%
Costs and expenses:
Cost of sales	2,807	1,421	1,386	98%
Research and development	128,665	37,945	90,720	239%
Selling, general, and administrative	34,382	24,634	9,748	40%
Total costs and expenses	165,854	64,000	101,854	159%
Loss from operations	(139,887)	(52,531)	(87,356)	166%
Other income (expense), net	(1,185)	352	(1,537)	(437)%
Loss before income taxes	(141,072)	(52,179)	(88,893)	170%
Provision for income taxes	300	—	300	100%
Net loss	$(141,372)	$(52,179)	$(89,193)	171%

Product revenue, net.  Product revenue, net increased by $14.5 million to $26.0 million for the three months ended March 31, 2024 from $11.5 million for the three months ended March 31, 2023, an increase of 126%.  We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States in June 2022 and ten other countries since then. For the three months ended March 31, 2024 and 2023, a substantial amount of our product revenue, or 74% and 83%, respectively, was generated from sales of our product to patients in the United States.

Cost of sales. Cost of sales increased by $1.4 million to $2.8 million for the three months ended March 31, 2024 from $1.4 million for the three months ended March 31, 2023, an increase of 98%, which was driven by a corresponding increase in revenue in the three months ended March 31, 2024.  Cost of sales is composed of royalty expense due to Ipsen Pharma S.A.S., or Ipsen, on our net product revenue, amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the United States and European Union, the cost of product, as well as costs associated with our patient assistance programs.  Specifically, the $1.4 million increase in cost of sales in the three months ended March 31, 2024 from the same period in 2023 was due to $0.7 million of additional royalties due to our growth in sales and $0.7 million attributed to increased product cost associated with higher sales volume.  We expect cost of sales as a percentage of product revenue, net to continue to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense increased by $90.7 million to $128.7 million for the three months ended March 31, 2024 from $37.9 million for the three months ended March 31, 2023, an increase of 239%. The net increase was primarily due to the following:

●	acquired in process research and development costs associated with the acquisition of LG Chem’s proprietary compound LB54640 of $92.4 million in the three months ended March 31, 2024;
●	an increase of $2.3 million in our clinical trial costs associated with increased activity in our Phase 3 hypothalamic obesity trial and our Phase 3 EMANATE trial, as well as clinical trial costs for the two clinical trials inherited from LGC in the three months ended March 31, 2024;
●	an increase of $1.1 million due to increased preclinical research costs related to RM-718; and
●	an increase of $1.2 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development program.

The above increases were partially offset by:

●	the purchase of in-process research and development assets of $5.7 million from Xinvento, BV in the three months ended March 31, 2023, which did not recur in the three months ended March 31, 2024.

Selling, general and administrative expense. Selling, general and administrative expense increased by $9.7 million to $34.4 million for the three months ended March 31, 2024 from $24.6 million for the three months ended March 31, 2023, an increase of 40%. The increase was primarily due to the following:

●	an increase of $5.2 million due to increased compensation and benefits related costs associated with additional headcount to support our expanding business operations as well as to establish commercial operations in international regions;
●	an increase of $2.2 million related to professional services costs, including legal, consulting and tax services; and
●	an increase of $2.1 million related to costs associated with ongoing sales and marketing activities for IMCIVREE’s expansion in the US and international markets.

Other income (expense), net.  Other income (expense), net decreased by $1.6 million to ($1.2) million for the three months ended March 31, 2024 from $0.4 million for the three months ended March 31, 2023.  The decrease was primarily due to the following:

●	a decrease of interest income of $0.4 million earned on our short-term investments, based on lower average investment balances;
●	an increase in non-cash interest expense of $0.8 million related to amortization of debt discount and deferred financing fees associated with our higher deferred royalty obligation balance; and
●	recognition of $0.9 million of non-cash interest expense in the three months ended March 31, 2024 associated with accretion of the non-current liability payable to LGC in July, 2025.

 The above amounts were partially offset by:

●	an increase in other income from the change in fair value of our RIFA embedded derivative of $0.5 million.

Liquidity and Capital Resources

As of March 31, 2024, our cash and cash equivalents and short-term investments were approximately $201.2 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(40,743)	$(36,433)
Investing activities	30,050	18,464
Financing activities	4,243	(133)
Effect of exchange rates on cash	(71)	86
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,521)	(18,016)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of operating assets and liabilities.

Net cash used in operating activities was $40.7 million for the three months ended March 31, 2024 and consisted primarily of a net loss of $141.4 million adjusted for non-cash items of $102.8 million, which consisted of non-cash stock-based compensation, depreciation and amortization, rent expense and the change in the fair value of our embedded derivative liability, totaling $10.4 million. Our net loss adjusted for non-cash items also includes $92.4 million of acquired IPR&D assets, which are classified as investing activities.  The change in operating assets and liabilities used net cash of approximately $2.2 million, primarily driven by net increases in prepaid expenses and other assets of $2.4 million and net decreases in accounts payable and accrued expenses of $1.3 million, offset by a net increase in long-term assets of $1.2 million and decreases in accounts receivable and inventory of $0.3 million.

Net cash used in operating activities was $36.4 million for the three months ended March 31, 2023 and consisted primarily of a net loss of $52.2 million adjusted for non-cash items of $15.3 million, which consisted of non-cash stock-based compensation, depreciation and amortization and rent expense, totaling $9.9 million. Our net loss also included $5.4 million of acquired IPR&D assets, which are classified as investing activities.  The change in operating assets and liabilities reflected a total net source of cash of approximately $0.4 million from an increase in accounts payable and accrued expenses of $5.2 million, offset by increases to accounts receivable and inventory of $4.8 million.

Net cash provided by investing activities

Net cash provided by investing activities was $30.1 million for the three months ended March 31, 2024 and relates to gross maturities of short-term investments of $70.1 million, offset by cash used for the purchase of LGC’s proprietary compound LB54640 for $40.0 million in January 2024.

Net cash provided by investing activities was $18.5 million for the three months ended March 31, 2023 and relates to $92.7 million of maturities of short-term investments, partially offset by $69.6 million of purchases of short-term investments, and cash used in the acquisition of Xinvento, BV of $4.5 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $4.2 million for the three months ended March 31, 2024, and consisted of proceeds of $7.0 million from the exercise of stock options and the issuance of common stock from Employee Stock Purchase Plan.  These proceeds were offset by $2.8 million of repayments on our deferred royalty obligation.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2023, and consisted of $1.4 million of repayments on our deferred royalty obligation, offset by proceeds of $1.3 million from the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of and seek marketing approval for setmelanotide for future indications, continue the clinical development of our other product candidates and build out our global organization. In addition, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We also expect to incur additional costs associated with operating as a public company.

On April 1, 2024, we entered into an Investment Agreement with certain investors resulting in the issuance of convertible preferred stock to the investors and proceeds to the Company of $150.0 million, as disclosed in Note 13, “Subsequent Events”, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect that our existing cash and cash equivalents and short-term investments as of the end of March 31, 2024, combined with the proceeds received from the April 2024 issuance of convertible preferred stock, will be sufficient to fund our operations into 2026. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the cost to continue to commercialize setmelanotide, by building an internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the scope, progress, results and costs of clinical trials for our setmelanotide program as well as for RM-718 and LB54640, and in connection with a therapeutic product candidate for CHI;
●	the costs, timing and outcome of regulatory review of our setmelanotide program as well as for RM-718 and LB54640, and in connection with a therapeutic product candidate for CHI;
●	the costs related to the acquisition, integration, research and development and commercialization efforts related to the acquisition of Xinvento B.V. and any related therapeutic product candidates;
●	the obligations owed to Ipsen, Camurus and Takeda Pharmaceutical Company Limited, or Takeda, and LG Chem pursuant to our license agreements;
●	the extent to which we acquire or in-license other product candidates and technologies;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company

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

ATM program

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

On February 29, 2024, the Company and Cowen entered into Amendment No. 1 to Sales Agreement (the “Amendment”) to increase the aggregate offering price of the shares of Common Stock that may be issued and sold pursuant to the Sales Agreement to $200,000,000 (excluding the aggregate offering price of shares of Common Stock issued and sold pursuant to the Sales Agreement prior to February 29, 2024). In connection with the Amendment, on February 29, 2024, the Company filed with the SEC a prospectus supplement, dated February 29, 2024, which, combined with the Base Prospectus (together, the “New Prospectus”), amended the Prior Prospectus in its entirety. The issuances and sales under the Sales Agreement, as amended by the Amendment, will be made pursuant to the Registration Statement and the New Prospectus.

On September 19, 2022, we completed a public offering of 4,800,000 shares of common stock at a price to the public of $26.00 per share. We received $116.9 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. In addition, we granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its common stock at the price to the public, less underwriting discounts and commissions. On October 18, 2022, we completed the sale of an additional 580,000 shares of common stock at a price to the public of $26.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares, for aggregate net proceeds of approximately $14.2 million after deducting underwriting discounts, commissions and offering expenses.

Contractual obligations

As of March 31, 2024, apart from additional contractual obligations under our acquisition of Xinvento and LG Chem’s LB54640 as disclosed in Note 3, “Asset Acquisitions”, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

Material Weakness in Internal Control

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness in internal control related to ineffective information technology general controls, or ITGCs, in the areas of user access and program change management over our key accounting and reporting information technology, or IT, system. As a result, the related business process controls (IT application controls and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from the system impacted by the ineffective ITGCs, were also ineffective.

The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. Our management concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

Remediation of Material Weakness

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management has taken and intends to continue to take comprehensive actions to remediate the material weakness in internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Quarterly Report”), including our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Financial Position and Need for Capital

We are a commercial stage biopharmaceutical company with a limited operating history and have not generated significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

We are a commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases.  Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide.  To date we have generated approximately $123.0 million of  revenue from product sales.  In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to POMC, PCSK1 or LEPR deficiency as determined by an FDA approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or BBS.  The EC has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The MHRA authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or of uncertain significance.  In total, to date we have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in 14 countries, and we continue to collaborate with authorities to achieve access in additional markets.

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

Our net losses were $141.4 million and $52.2 million for the years ended March 31, 2024 and 2023, respectively.  As of March 31, 2024, we had an accumulated deficit of $1,036 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide, with clinical trials of our product candidates (RM-718, which is designed to be a more selective MC4R agonist with  weekly administration, and LB54640, an investigational oral small molecule MC4R agonist now in Phase 2 clinical trials), and with the development of any other product candidates we may choose to pursue, including a product candidate for CHI. In addition, since we have market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in 14 countries, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. Nevertheless, setmelanotide may not be a commercially successful drug. We have and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have generated approximately $123.0 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	continue to commercialize setmelanotide by building a commercial organization and/or entering into collaborations with third parties;
●	ensure IMCIVREE is available to patients;
●	continue to achieve market acceptance of setmelanotide in the medical community and with third-party payors;
●	continue to initiate and successfully complete later-stage clinical trials for setmelanotide, RM-718, LB54640, or other product candidates that meet their clinical endpoints;
●	continue to initiate and successfully complete all studies required to obtain U.S. and foreign marketing approvals for setmelanotide as a treatment to address patients with deficiencies affecting the MC4R pathway; and
●	successfully manufacture or contract with others to manufacture setmelanotide, or RM-718 and LB54640 if approved.

As described above, absent our entering into collaboration or partnership agreements, we have and expect to continue to incur significant sales and marketing, commercialization, and research and development costs. Additionally, as a result of the acquisition of Xinvento B.V., we also expect to devote substantial financial resources to the research and development and potential commercialization of a product candidate for CHI. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate significant product revenue, we will not become profitable and will be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently in the early stages of commercializing IMCIVREE for chronic weight management in patients with obesity due to BBS, POMC, PCSK1 or LEPR deficiencies in the U.S., Canada, the EU and Great Britain and advancing setmelanotide through clinical development for additional indications in the United States and for potential approvals in other countries. Developing peptide therapeutic products is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance setmelanotide in additional clinical trials, as well as in connection with research and development activities for setmelanotide, RM-718, and LB54640, and in connection with a product candidate for CHI  as a result of the acquisition of Xinvento B.V. We intend to use our available cash resources to advance the clinical development of setmelanotide, for disease-education and community-building activities, patient identification, and commercialization activities related to IMCIVREE. Depending on the status of additional regulatory approvals and commercialization of setmelanotide, as well as the progress we make in sales of IMCIVREE, we may still require significant additional capital to fund the continued development of setmelanotide and our operating needs thereafter, , as well as research and development activities for setmelanotide, RM-718, LB54640, and a product candidate for CHI. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for setmelanotide or otherwise expand more rapidly than we presently anticipate.

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through December 2023, we raised aggregate net proceeds of approximately $791.5 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into a Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners for a total investment amount of up to $100.0 million, conditioned upon our achievement of certain clinical development and sales milestones.  As of March 31, 2024, we have received $96.7 million of aggregate proceeds, net of debt issuance costs, under the RIFA. We also received $150.0 million in net proceeds under an investment agreement, or the Investment Agreement, with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock”, or the Convertible Preferred Stock, for an aggregate purchase price of $150.0 million, or $1,000 per share. As of March 31, 2024, our cash and cash equivalents and short-term investments were approximately $201.2 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2026. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide, as well as for research and development activities for setmelanotide, RM-718, LB54640, and a product candidate for CHI. Raising funds in the current economic and geopolitical environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to commercialize IMCIVREE and develop setmelanotide RM-718, LB54640, and a product candidate for CHI. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or other third parties at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to setmelanotide or technologies or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027 or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. As of March 31, 2024 we have made $10,313 of payments, including $2,783 in the three months ended March 31, 2024.

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

Positive results observed in one patient population are not necessarily predictive of positive results for other populations. We have demonstrated statistically significant and clinically meaningful reductions in weight and hunger in Phase 3 clinical trials in obesity due to POMC, PCSK1 or LEPR deficiencies and BBS, and believe we have demonstrated proof of concept in Phase 2 clinical trials in impairments due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (HET obesity), as well as the SRC1 and SH2B1 genes, all genetic diseases of extreme and unrelenting appetite and obesity. We hypothesize that patients with other upstream genetic variants in the MC4R pathway may also respond with reductions in weight and hunger after treatment with setmelanotide. However, patients with other upstream genetic variants may not have a similar response to setmelanotide, and until we obtain more clinical data in other genetic variants, we will not be sure that we can achieve proof of concept in such populations.

We are actively working to advance additional genetic variants related to the MC4R pathway through our clinical development programs. Our continued development efforts are focused on obesity related to several single gene related, or monogenic, MC4R pathway impairments: BBS; obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, variants; obesity due to SH2B adapter protein 1, or SH2B1; hypothalamic obesity; and MC4R deficiency obesity. For example, in April 2022 we enrolled the first patient in our pivotal Phase 3 EMANATE clinical trial of setmelanotide. The trial is a randomized, double-blind, placebo-controlled study with four independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; or certain variants of SH2B1 genes. Each of the four sub-studies will be entirely independent of the others and, if successful, is designed to support separate regulatory submissions to the FDA and EMA in each studied population. However, the FDA and EMA may not view positive results in one sub-study, even if such results are statistically significant and clinically meaningful, as being sufficient for approval for any given indication.

Success in a basket trial, or any trial in one cohort, may not predict success in another cohort. In contrast, in the event of an adverse safety issue, clinical hold, or other adverse finding in one or more cohorts being tested, such event could adversely affect our trials in the other cohorts and may delay or prevent completion of such clinical trials.

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

In January 2024, we entered into a license agreement and share issuance agreement with LGC. Pursuant to the terms of the license agreement, we obtained exclusive worldwide rights to develop LGC’s proprietary compound LB54640 and assumed sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of LB54640. In addition and subject to the completion of Phase 2 development of LB54640, we have agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from our MC4R portfolio, including LB54640, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of LB54640 in a region if LB54640 is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of LB54640 for the limited remainder of the royalty term in the relevant region.  The license agreement will continue until the expiration of the obligation to pay royalties in all countries or regions, unless terminated earlier. We or LGC can terminate the license agreement in certain circumstances, including for the other party’s material uncured breach. If the license agreement is terminated, we would lose our rights to develop and commercialize LB54640, and, under some circumstances, we could be subject to certain ongoing payments, penalties and fees, all of which in turn would have a material adverse effect on our business.

The number of patients suffering from each of the MC4R pathway variants we are targeting is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be materially adversely affected.

Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with MC4R pathway deficiencies. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. In addition, we have internal genetic sequencing results from individuals with severe obesity that provide another approach to estimating prevalence. As of March 31, 2024, our database had approximately 80,000 sequencing samples. Since the published epidemiology studies for these genetic variants are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.

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

●	MC4R Deficiency Obesity. Our addressable patient population estimate for MC4R-rescuable deficiency obesity is approximately 10,000 patients in the United States. This estimate is based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (120% the 95th percentile between the ages of 2-5 years);
●	a comprehensive ongoing biochemical screening study indicating there may be a defined subset of individuals who carry MC4R variants that may be rescued by an MC4R agonist; and
●	our internal sequencing yield for MC4R deficiency obesity patients of approximately 2.0% prior to application of functional filters.
●	Hypothalamic obesity. Our addressable patient population estimate for hypothalamic obesity (HO) is 5,000 to 10,000 patients in the United States. This estimate is based on:
●	diagnosis of an underlying HO etiology such as craniopharyngioma (CP), astrocytoma, or other brain tumors with CP accounting for approximately 50% of HO etiologies;
●	an annual incidence of CP of approximately 1.3 to 2.2 per million per year in the United States, which projects to approximately 600 cases of CP per year based on a United States population of approximately 329 million;
●	approximately 50% (based on a published range of 6% to 91%) of CP patients develop HO;
●	published estimates of overall survival (OS) after CP diagnosis, with a 20-year OS of 84%;
●	allowing for patients that develop HO due to other factors besides CP, results in an estimated HO prevalence after CP diagnosis in the United States exceeding 2,500-7,500 patients; and
●	internal Company estimate is based on reported incidence of hypothalamic obesity following CP and long-term survival rates.

●	Obesity due to a deficiency in the MC4R pathway caused by variants in the SEMA3 family, PHIP, TBX3 or PLXNA family. Our addressable patient population estimate for obesity patient with variants in these genes is approximately 63,500 patients in the United States. This estimate is based on:
●	results from our URO genetic testing program with samples from more than 36,000 participants, classification of variants for pathogenic, likely pathogenic and 20% of with a variant of uncertain significance and applied to established estimate of approximately 5 million people in the US with early-onset obesity.

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

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, including general obesity, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. In addition, there are limited patient pools from which to draw for clinical studies. In addition to the rarity of genetic diseases of obesity, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

●	size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question as defined in the protocol;
●	perceived risks and benefits of the product candidate under study;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or future product candidates being investigated for the indications we are investigating;

●	clinicians’ willingness to screen their patients for genetic markers to indicate which patients may be eligible for enrollment in our clinical trials;
●	delays in or temporary suspension of the enrollment of patients in our planned clinical trial due to public health emergencies;
●	ability to obtain and maintain patient consents;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion, including as a result of health conditions or being forced to quarantine, or, because they may be late-stage cancer patients or for other reasons, will not survive the full terms of the clinical trials.

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

Delays in the completion of any preclinical studies or clinical trials of setmelanotide, RM-718 or LB54640 will increase our costs, slow down our product candidate development and the regulatory approval processes and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of a regulatory approval for setmelanotide, RM-718 or LB54640. Any delays to our preclinical studies or clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize setmelanotide, RM-718 or LB54640, in each case if approved, and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

Grant of orphan designation by the EC also entitles the holder of this designation to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. In addition to a range of other benefits during the development and regulatory review, orphan medicinal products are, upon grant of marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, entitled to ten years of exclusivity in all EU member states for the approved therapeutic indication, which means that the competent authorities cannot accept another MAA, grant a marketing authorization, or accept an application to extend a marketing authorization for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

The FDA is authorized under the FDCA to give certain product candidates “Breakthrough Therapy designation.” A Breakthrough Therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life threatening disease or condition, where preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of Breakthrough Therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross disciplinary review. In addition, the FDA may consider reviewing portions of an NDA before the sponsor submits the complete application, a process also known as rolling review. Product candidates designated as breakthrough therapies by the FDA may be eligible for other expedited programs, such as priority review, provided the relevant criteria are met.

Designation as Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe our product candidates meet the criteria for designation as Breakthrough Therapy, the FDA may disagree. In any event, the receipt of Breakthrough Therapy designation for a product candidate, or acceptance for one or more of the FDA’s other expedited programs, may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not guarantee ultimate approval by the FDA. Regulatory standards to demonstrate safety and efficacy must still be met. Additionally, the FDA may later decide that the product candidate no longer meets the conditions for designation and may withdraw designation at any time or decide that the time period for FDA review or approval will not be shortened.

The PRIME (PRIority MEdicines) scheme was launched by the EMA in 2016. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. In late June 2018, setmelanotide was granted eligibility to PRIME by the Committee for Medicinal Products for Human Use, or  CHMP for the treatment of obesity and the control of hunger associated with deficiency disorders of the MC4R receptor pathway. Acknowledging that setmelanotide targets an unmet medical need, the EMA offers enhanced support in the development of the medicinal product through enhanced interaction and early dialogue to optimize our development plans and speed up regulatory evaluation in the EU. As part of this designation, the EMA has provided guidance to us concerning the development of setmelanotide. However, the EMA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for review or approval will not be shortened. Neither does the PRIME designation guarantee that the EC will grant additional marketing authorizations for setmelanotide.

Product developers that benefit from PRIME designation may be eligible for accelerated assessment (in 150 days instead of 210 days), which may be granted for medicinal products of major interest from a public health perspective or that target an unmet medical need, but this is not guaranteed.

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

We have entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus’ drug delivery technology, FluidCrystal, to formulate once-weekly setmelanotide. This formulation, if successfully developed for setmelanotide, and approved by the FDA and other regulatory authorities, will be delivered subcutaneously, similar to our once-daily formulation, except that we anticipate it would be injected once weekly. In addition, we have initiated development of an auto-injector device designed to make administration of our once-weekly product candidate easier and more convenient for our patients.

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

In the EU, until May 25, 2022, in vitro diagnostic medical devices were regulated by Directive 98/79/EC, or the IVDD, which has been repealed and replaced by Regulation (EU) No 2017/746, or the IVDR. Unlike the IVDD, the IVDR is directly applicable in EU member states without the need for member states to implement into national law. The regulation of companion diagnostics is now subject to further requirements set forth in the IVDR. However, on October 14, 2021, the EC proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR became applicable on May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. For instance, class C devices (including devices that are intended to be used as companion diagnostics) have until May 26, 2026 to comply with the new requirements. In January 2024, the EC proposed an extension of the grace period which would lead, if adopted, to a transition period until December 31, 2028 for class C devices for instance. The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. These modifications may make it more difficult and costly for us to obtain regulatory clearances or approvals or certification for our companion diagnostics or to manufacture, market or distribute our products after clearance, approval or certification is obtained. Compliance with the new requirements may impact our development plans for setmelanotide.

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

These factors, among others,  may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the competent authorities of the EU member states and equivalent competent authorities in foreign jurisdictions for any products in clinical development. The FDA and foreign regulatory authorities enforce GCPs through periodic inspections of clinical trial sponsors, principal investigators, and trial sites, and IRBs. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other equivalent competent authorities in foreign jurisdictions may require us to perform additional clinical trials before approving our marketing applications, if ever. We cannot assure you that, upon inspection, the FDA or foreign regulatory authorities will determine that any of our clinical trials have complied with GCPs. In addition, our clinical trials must be conducted with products produced under current Good Manufacturing Practices, or cGMPs and similar foreign requirements. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

Risks Related to the Commercialization of IMCIVREE and, if Approved, our Products Candidates

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

In order to market IMCIVREE, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we have received FDA and Health Canada approval, and EC and MHRA marketing authorization for certain indications, we are early in our commercialization efforts. Therefore, you should not compare us to commercial-stage biotechnology companies, and you should not expect that we will generate substantial revenues or become profitable in the near term. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture our clinical and commercial drug supply internally for setmelanotide, or any future product candidates, for use in the conduct of our preclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidate on a clinical or commercial scale. The facilities used by our contract manufacturing organizations, or CMOs, to manufacture the active pharmaceutical ingredient, or API, and final drug product must successfully complete inspection by the FDA and other equivalent competent authorities in foreign jurisdictions pursuant to inspections that have been and will be conducted following submission of NDAs, NDA supplements or comparable foreign regulatory submissions to the other equivalent competent authorities in foreign jurisdictions. Our failure or the failure of our CMOs to successfully complete preapproval inspection of the manufacturing facilities of setmelanotide, RM-718, and LB54640 could delay the regulatory approval process. In addition, our clinical trials must be conducted with products produced under GMP and similar foreign regulations. Our failure or the failure of our CROs or CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, including civil and criminal penalties. When we import any drugs or drug substances, we would be subject to FDA, United States Department of Agriculture, and U.S. Bureau of Customs and Border Patrol import regulation requirements. Such enforcement for our failure or our CROs or CMOs’ failure to comply with these regulations could result in import delays, detention of products, and, depending on criteria such as the history of violative activities, the FDA could place a foreign firm or certain drug substances or products on Import Alert and require that all such drug substances or products be subject to detention without physical examination which could significantly impact the global supply chain for setmelanotide, RM-718, and LB54640. With the exception of those on the FDA’s drug shortage list or properly imported by individuals, the FDCA prohibits the importation of prescription drug products for commercial use if they were manufactured in a foreign country, unless they have been approved or are otherwise authorized to be marketed in the United States and are labeled accordingly.

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

We do not have long term supply agreements in place with all of our contractors involved with the manufacturing of our weekly formulation of setmelanotide and RM-718, and LB54640. We currently place individual batch or campaign orders with the CMOs/suppliers that are individually contracted under existing master services and quality agreements for the weekly formulation of setmelanotide, RM-718, and LB54640. If we engage new contractors, such contractors must be approved by the FDA and other equivalent competent authorities in foreign jurisdictions. We will need to submit information to the FDA and other equivalent competent authorities in foreign jurisdictions describing the manufacturing changes. If manufacturing changes occur post-approval, the FDA and foreign regulatory authorities may have to approve these changes. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of setmelanotide, RM-718, and LB54640, if approved. Our current scale of manufacturing appears adequate to support all of our current needs for clinical trial and initial commercial supplies for setmelanotide, RM-718, and LB54640, if approved. Going forward, we may need to identify additional CMOs or partners to produce setmelanotide, RM-718, and LB54640 on a larger scale.

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

Because setmelanotide contains active ingredients that the FDA has determined to be a new chemical entity, it has been afforded five years of non-patent data exclusivity by the FDA. Following the expiration of this exclusivity period, the FDA may approve generic products referencing the information included in our NDA for setmelanotide. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for setmelanotide. Recent legislation enacted by Congress created, among other things, new causes of action against innovator companies that refuse to offer samples of drugs for purposes of testing and developing generic or biosimilar products or to allow companies to participate in a shared Risk Evaluation and Mitigation Strategy (REMS). Competition that setmelanotide may face from generic versions could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in setmelanotide.

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

Risks Related to Regulatory Approval and Marketing of Setmelanotide and Other Legal Compliance Matters

Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such and our ability to generate revenue will be materially impaired.

Our business depends largely on its successful clinical development, regulatory approval and commercialization of our product candidates.  In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to POMC, PCSK1 or LEPR deficiency as determined by a FDA-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or BBS.  Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or of VUS. The EC has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The UK’s MHRA authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. Setmelanotide will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization in indications beyond those currently approved for IMCIVREE in the United States, the EU and Great Britain, and our other product candidates will require similar efforts before we are permitted to commercialize them for any indication. The clinical trials, manufacturing and marketing of our product candidates are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market such product candidates.

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

In addition, obtaining FDA or EC is a complex, lengthy, expensive and uncertain process, and the FDA, EMA or equivalent competent authorities in foreign jurisdictions may delay, limit or deny approval of our product candidates for many reasons, including, among others:

●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;
●	we may not be able to demonstrate to the satisfaction of the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions that our product candidates are safe and effective for their intended uses;
●	the results of our clinical trials may not be interpretable or meet the level of statistical or clinical significance required by the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions for marketing approval. For example, the potential unblinding of setmelanotide studies due to easily identifiable AEs may raise the concern that potential bias has affected the clinical trial results;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with the number, size, conduct or implementation of our clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may require that we conduct additional clinical trials or pre-clinical studies;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions or the applicable foreign regulatory agency may identify deficiencies in our chemistry, manufacturing or controls of our product candidates, or in the commercial production of such product candidates that may be required to support product approval;
●	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may find the data from preclinical studies and clinical trials insufficient to demonstrate that clinical and other benefits of a product candidate outweigh its safety risks;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from our preclinical studies and clinical trials;
●	the FDA or other equivalent competent authorities in foreign jurisdictions may not approve the formulation, labeling or specifications of our product candidates;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not accept data generated at our clinical trial sites;
●	the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
●	we may not be able to meet any post-market requirements or commitments agreed to in connection with regulatory approvals
●	the FDA may require development of a REMS as a condition of additional approvals or may impose additional requirements that limit the promotion, advertising, distribution, or sales of our product candidate;
●	the EC may grant only conditional approval marketing authorization or based on the EMA’s opinion impose specific obligations as a condition for marketing authorization, or may require us to conduct post authorization safety studies as a condition of grant of marketing authorization;
●	the FDA or other equivalent competent foreign regulatory agencies may deem our manufacturing processes or our facilities or the facilities of our CMOs inadequate to preserve the identity, strength, quality, purity, or potency of our product; or

●	the FDA or the equivalent competent authorities in foreign jurisdictions may change its approval policies or adopt new regulations and guidance.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain additional regulatory approvals, or to successfully market IMCIVREE. Moreover, because our business is largely dependent upon setmelanotide, any such setback in our pursuit of regulatory approvals would have a material adverse effect on our business and prospects.

Future regulatory legislation or regulation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates.

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for a revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions, may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Regulatory authorities may impose significant restrictions on setmelanotide’s indicated uses or marketing or impose ongoing requirements for potentially costly post approval studies, and the same may be true for our other product candidates, if approved. We and setmelanotide will also be subject to ongoing requirements by the FDA and foreign regulatory authorities, governing labeling, packaging, storage, advertising, promotion, marketing, distribution, importation, exportation, post-approval changes, manufacturing, recordkeeping, and submission of safety and other post market information. Advertising and promotional materials must comply with the FDCA and implementing regulations and foreign regulations, and are subject to FDA and foreign regulatory authorities oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.  The FDA and the other competent foreign authorities have significant post market authority, including, for example, the authority to require labeling changes based on new safety information and to require post market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA and foreign regulatory authorities also has the authority to require, as part of an NDA or similar foreign application or post approval, the submission of a REMS or other specific obligations, which may include Elements to Assure Safe Use. Any REMS or other specific obligations required by the FDA or foreign regulatory authorities may lead to increased costs to assure compliance with new post approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.  The holder of an approved NDA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process, or adding new manufacturers. Similar requirements apply in foreign jurisdictions.

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

The Patient Protection and Affordable Care Act (ACA) was signed into law in 2010. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affects the U.S. pharmaceutical industry. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, revising the “average manufacturer price” definition, and extending rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well;
●	expansion of the list of entity types eligible for participation in the Public Health Service 340B drug pricing program, or the 340B program, to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempting “orphan drugs,” such as IMCIVREE, from the 340B ceiling price requirements for these covered entities;
●	establishment of the Medicare Part D coverage gap discount program, which requires manufacturers to provide a 70% point of sale discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	a Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

●	establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, including prescription drug spending.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law.  This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010.  Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024);  and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).  The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented.  On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

Under the IRA discounting program that will replace the coverage gap discount program in 2025, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which will be $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for “specified manufacturers.” In April 2024, CMS informed us that we are deemed a specified manufacturer. We are still evaluating the potential impact of this status on our future revenues.

IMCIVREE is reimbursed under Medicare Part D, and the reimbursement amount will be impacted by the 10 and 20 percent discounts under the IRA’s new discounting program.  We anticipate that these increased discounts will impact IMCIVREE revenues, while also having an industry-wide impact on the cost of Part D drugs. The impact on IMCIVREE revenues could be offset because the IRA’s redesign of certain Part D components, some of which went into effect in 2024, resulted in an increase in the number of patients able to afford this therapy.  The amount of the offset, if any, is inherently uncertain and difficult to predict.

The IRA discounting program that will replace the coverage gap discount program will also increase financial obligations of Part D prescription drug plans with respect to beneficiaries in the catastrophic coverage phase. This may incentivize Part D prescription drug plans to seek greater price concessions from us in order to include IMCIVREE on their formularies.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage and payment criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.  We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of setmelanotide to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. For more details concerning the risks related to pricing and reimbursement in the EU, please refer to the discussion in the risk factor “The successful commercialization of IMCIVREE and any other product candidates for which we obtain approval will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for IMCIVREE or our other product candidates, if any and if approved, could limit our ability to market those products and decrease our ability to generate revenue” in this Quarterly Report.

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

In the United States, the FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for IMCIVREE is limited to chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due POMC, PCSK1, or LEPR, deficiency confirmed by FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, and due to BBS. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our drugs and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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

Additionally, from January 1, 2021, we have had to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law following Brexit. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.

Among other requirements, the GDPR and UK GDPR also regulate transfers of personal data subject to the GDPR or UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the EC as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The DPF also introduced a new redress mechanism for EU and UK citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in the future. The EC adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.  We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third-party transfers.  Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers arrangements within required time frames.

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

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU law and has operated under a separate regulatory regime to the EU. It is currently unclear to what extent the UK Government will seek to align its regulations with the EU. EU law which has been transposed into UK law through secondary legislation still remains applicable in Great Britain, however, new EU legislation such as the CTR is not applicable in Great Britain post-Brexit. While the UK has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the UK will align closely with EU law, there remain limited detailed proposals for the future regulation of medicinal products.

Under the terms of the Ireland/Northern Ireland Protocol, EU law still generally applies to Northern Ireland. However, on February 27, 2023 the UK Government and the EC reached a political agreement in the “Windsor Framework” to address discrepancies in the Protocol’s operation. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great

Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

Whilst the EU-UK Trade and Cooperation Agreement (TCA) includes the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK. Similarly, clinical trial submissions in the UK will not be able to be bundled with those of EU Member States within the EMA Clinical Trial Information System, or CTIS. Any divergences may increase the cost and complexity of running our business, including with respect to the conduct of clinical trials.

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

We expect to increase our number of employees and the scope of our operations. In particular, we will need to continue our transition from a research and development company to a commercial company. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business and commercial opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy.

The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of setmelanotide and our other product candidates. Many of our suppliers and collaborative and clinical trial relationships are located outside the United States, and we have and may continue to hire employees located outside of the United States. Accordingly, our business has and may continue to be subject to economic, political, regulatory and other risks associated with international operations, such as compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, workforce uncertainty in countries where labor unrest is more common than in the United States, as well as difficulties associated with staffing and managing international operations, including differing labor relations. Any of these factors could materially affect our business, financial condition and results of operations. Our future financial performance and our ability to commercialize our approved products and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our Company.

Our information technology systems, or those of our third-party CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of setmelanotide development programs, regulatory investigations, enforcement actions and lawsuits.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite the implementation of security measures, our information technology systems and those of our third-party CROs, CMOs and other contractors and consultants are vulnerable to attack, damage, or interruption by hacking, cyberattacks, computer viruses and malware (e.g. ransomware), malicious code, phishing attacks and other social engineering schemes, unauthorized access, natural disasters, terrorism, telecommunication and electrical failures, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Any such attack, incident or breach could compromise our information technology systems and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen. Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the continued hybrid work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 5.9% of our outstanding voting stock as of April 22, 2024.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The market price for our common stock has been volatile and may continue to fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	plans for, progress of, or results from preclinical studies and clinical trials of setmelanotide and our other product candidates;

●	the failure of the FDA or EMA to approve IMCIVREE for additional indications;
●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
●	the success or failure of other weight loss therapies and companies targeting rare diseases and orphan drug treatment;
●	regulatory or legal developments in the United States and other countries;
●	failure of setmelanotide or our other product candidates, if approved, to achieve commercial success;
●	fluctuations in stock market prices and trading volumes of similar companies;
●	general market conditions and overall fluctuations in U.S. equity markets;
●	global macroeconomic conditions, including with respect to inflation rates or interest rates, labor shortages, supply chain shortages, disruptions and instability in the banking industry and other parts of the financial services sector, or other economic, political or legal uncertainties or adverse developments;
●	terrorism and/or political instability, unrest and wars, such as the conflicts involving Ukraine and Russia or Israel and Hamas, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this sections;
●	natural disasters (including as a result of climate change), which could cause significant damage to the infrastructure upon which our business operations rely, and the timing, nature or severity of which we may be unable to prepare for;
●	economic instability, outbreak of disease or epidemics, boycotts, curtailment of trade and other business restrictions;
●	variations in our quarterly operating results;
●	changes in our financial guidance or securities analysts’ estimates of our financial performance;
●	changes in accounting principles;
●	our ability to raise additional capital and the terms on which we can raise it;
●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
●	additions or departures of key personnel;
●	discussion of us or our stock price by the press and by online investor communities; and
●	other risks and uncertainties described in these risk factors.

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

If a corporation undergoes an “ownership change,” very generally defined as a greater than 50% change by value in its equity ownership by certain shareholders or groups of shareholders over a rolling three-year period, Sections 382 and 383 of the Code limit the corporation’s ability to use carryovers of its pre-change NOLs, credits and certain other tax attributes to reduce its tax liability for periods after the ownership change. Our issuance of common stock pursuant to prior public offerings may have resulted in a limitation under Code Sections 382 and 383, either separately or in combination with certain prior or subsequent shifts in the ownership of our common stock. Future changes in our stock ownership, some of which are outside of our control, could also result in an ownership change under Sections 382 and 383 of the Code. In addition, for taxable years beginning after December 31, 2020, utilization of federal NOLs generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year, after taking into account utilization of NOLs generated in years beginning before January 1, 2018 and determined without regard to such NOL deduction. Further regulatory changes could also limit our ability to utilize our NOLs. As a result, our ability to use carryovers of NOLs and credits to reduce our future U.S. federal income tax liability may be subject to limitations. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. Any such limitation could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 or 383 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of March 31, 2024, we had 60,964,468 shares of common stock outstanding.

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

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, Convertible Preferred Stock will rank senior to the shares of the Company’s common stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. Holders of the Convertible Preferred Stock will be entitled to a regular dividend at a rate as specified in the Amended and Restated Certificate of Designations filed by the Company with the Secretary of State of the State of Delaware.

Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which you purchased them.

Our common stock is subordinated to our Convertible Preferred Stock.

In connection with the closing of our Investment Agreement, the Company issued 150,000 shares of a new series of the Company’s Convertible Preferred Stock for an aggregate purchase price of $150.0 million, or $1,000 per share. The Convertible Preferred Stock will rank senior to the shares of the Company’s common stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock will initially have a liquidation preference of $1,000 per share; provided that the liquidation preference in dissolution or upon a change of control shall be increased to be 175% of the then applicable liquidation preference, as described in the Amended and Restated Certificate of Designations. The Convertible Preferred Stock will be convertible into shares of our common stock at the option of the holders thereof at any time following the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act.

Additionally, holders of the Convertible Preferred Stock will not initially be entitled to voting rights in the election of directors of the Company. Following the expiration or termination of any applicable waiting period under the HSR Act, holders of the Convertible Preferred Stock generally will be entitled to vote with the holders of the shares of our common stock on all matters submitted for a vote of holders of shares of our common stock (voting together with the holders of shares of our common stock as one class) on an as-converted basis, subject to certain ownership limitations. On May 7,

2024, the Company filed an Amended and Restated Certificate of Designations in respect of the Convertible Preferred Stock containing certain technical amendments to the terms of the Convertible Preferred Stock. The amendments contained in the Amended and Restated Certificate of Designations (x) limited the voting rights of the Convertible Preferred Stock to 24.9438 shares of the Company’s common stock per $1,000 liquidation preference of Convertible Preferred Stock and (y) eliminated a 1% step up in the interest rate that otherwise would have applied in the unlikely event that the Company was required to obtain and failed to obtain stockholder approval for certain conversion shares underlying the Convertible Preferred Stock. Additionally, certain matters will require the approval of the holders of two-thirds of the outstanding Convertible Preferred Stock, voting as a separate class, including (1) the authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior or pari passu equity securities or any security convertible into, or exchangeable or exercisable for, shares of senior or pari passu equity securities, (2) amendments, modifications or repeal of any provision of the Company’s charter or of the Amended and Restated Certificate of Designations that would adversely affect the rights, preferences or voting powers of the Convertible Preferred Stock, and (3) certain business combinations and binding or statutory share exchanges or reclassification involving the Convertible Preferred Stock unless such events do not adversely affect the rights, preferences or voting powers of the Convertible Preferred Stock.

In the future, we may make additional offerings of debt or preferred equity securities, including convertible or non-convertible senior or subordinated notes, convertible or non-convertible preferred stock, medium-term notes and trust preferred securities, to raise cash or bolster our liquidity, to refinance indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings may receive distributions of our available assets prior to the holders of our common stock. In addition, any preferred stock we may issue could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our common stock. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. From time to time we may raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, such as our sale of Convertible Preferred Stock under the Investment Agreement, which did cause in the case of the Investment Agreement and may cause in the future a stockholder’s ownership interest in our Company to be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to setmelanotide, our intellectual property or future revenue streams, or grant licenses on terms that are not favorable to us. See “Our common stock is subordinated to our Convertible Preferred Stock.”

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

Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, public health crises and pandemic diseases, and other natural and man-made disasters or events beyond our control. Our facilities are located in regions that experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, public health crisis, pandemic diseases or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. As described further below, we have identified a material weakness in our internal control over financial reporting. Any testing by us conducted in connection with Section 404, or any testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To continue to achieve and maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, from time to time we may not be able to conclude that our internal control over financial reporting is effective as required by Section 404, as is the case of our Annual Report on Form 10-K for the year ended December 31, 2023, due to the material weakness identified and described below. Additionally, the material weakness in our internal control over financial reporting has resulted in our management being unable to conclude, and any additional material weakness in our internal control over financial reporting may in the future result in our management being unable to conclude, that our disclosure controls and procedures were effective for the applicable period.

In addition, as we no longer qualify as a non-accelerated filer, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, as it did in our Annual Report on Form 10-K for the year ended December 31, 2023. A material weakness could result in a restatement of our financial statements, failure to meet our reporting obligations in a timely manner, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Ineffective internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. Any of these could, in turn, result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our management, under the oversight of the Audit Committee of our Board of Directors and in consultation with outside advisors, has begun evaluating and implementing measures designed to remediate the material weakness. In particular, we are taking steps to remediate this material weakness by (i) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (ii) increasing the extent of oversight and verification checks included in the operation of user access and program change management controls and processes; (iii) deploying additional tools to support administration of user access and program change management; and (iv) enhancing quarterly management reporting on the remediation measures to the Audit Committee of the Board of Directors. The above controls need to operate for a sufficient period of time so that management can conclude that our controls are operating effectively. As such, the material weakness will not be considered remediated until management has concluded through the implementation of these remediation measures and additional testing that these controls are effective. Additionally, a material weakness in our internal control over financial reporting has resulted in our management being unable to conclude, and any additional material weakness in our internal control over financial reporting may in the future result in our management being unable to conclude, that our disclosure controls and procedures were effective for the applicable period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as previously disclosed in our Current Report on Form 8-K filed on April 1, 2024, we did not make any unregistered sales of equity securities during the period covered by the report.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

Item 3.03. Material Modification to Rights of Security Holders; Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

As previously disclosed, on April 1, 2024, the Company entered into an Investment Agreement with certain affiliates of Perceptive Advisors LLC and certain other investors relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for an aggregate purchase price of $150,000,000, or $1,000 per share, and on April 15, 2024, the Company filed the Certificate of Designations with the Secretary of State of the State of Delaware, effective the same day.

On May 7, 2024, the Company filed an Amended and Restated Certificate of Designations in respect of the Convertible Preferred Stock containing certain technical amendments to the terms of the Convertible Preferred Stock. The amendments contained in the Amended and Restated Certificate of Designations (x) limited the voting rights of the Convertible Preferred Stock to 24.9438 shares of the Company’s common stock per $1,000 liquidation preference of Convertible Preferred Stock and (y) eliminated a 1% step up in the interest rate that otherwise would have applied in the unlikely event that the Company was required to obtain and failed to obtain stockholder approval for certain conversion shares underlying the Convertible Preferred Stock.

The foregoing description Amended and Restated Certificate of Designations is not complete and is qualified in its entirety by reference to the full text of such document, a copy of which is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider Trading Arrangements and Policies.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	05/04/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/18/2023	3.1
3.3	Certificate of Designations	8-K	04/16/2024	3.1
3.4*	Amended and Restated Certificate of Designations
10.1*	Summary of Non-Employee Director Compensation Policy.
10.2‡‡	Exclusive License Agreement, dated January 4, 2024, by and between Rhythm Pharmaceuticals, Inc. and LG Chem, Ltd.	10-K	02/29/2024	10.25
10.3	Investment Agreement dated April 1, 2024, by and between Rhythm Pharmaceuticals, Inc., certain affiliates of Perceptive Advisors LLC, and certain other investors	8-K	04/01/2024	10.1
10.4*	Rhythm Pharmaceuticals, Inc. 2017 Equity Incentive Plan Performance Unit Agreement
10.5*	Third Amendment to Lease, dated May 2, 2024, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

RHYTHM PHARMACEUTICALS, INC.

Dated: May 7, 2024	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2024	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)