Form 10-Q
period 2024-06-30
RHYTHM PHARMACEUTICALS, INC.
filed 2024-08-06
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2024 was 61,133,765.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$161,669	$60,081
Short-term investments	157,461	215,765
Accounts receivable, net	17,598	14,867
Inventory	11,994	8,624
Prepaid expenses and other current assets	8,644	8,931
Total current assets	357,366	308,268
Property and equipment, net	973	1,341
Right-of-use asset	3,696	781
Intangible assets, net	6,601	7,028
Restricted cash	460	328
Other long-term assets	12,750	14,999
Total assets	$381,846	$332,745
Liabilities, Convertible Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable	$4,543	$4,885
Accrued expenses and other current liabilities	48,077	48,262
Deferred revenue	1,286	1,286
Lease liability	816	770
Total current liabilities	54,722	55,203
Long-term liabilities:
Deferred royalty obligation	108,372	106,143
Lease liability, non-current	3,301	490
Derivative liability	360	1,150
Other long-term liabilities	35,596	—
Total liabilities	202,351	162,986
Commitments and contingencies (Note 15)
Series A convertible preferred stock, $0.001 par value: 150,000 shares authorized; 150,000 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively. Liquidation preference of $150,000 as of June 30, 2024.	140,152	—
Stockholders’ equity:
Preferred Stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 61,095,949 and 59,426,559 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	60	59
Additional paid-in capital	1,108,269	1,064,302
Accumulated other comprehensive (loss) income	(617)	134
Accumulated deficit	(1,068,369)	(894,736)
Total stockholders’ equity	39,343	169,759
Total liabilities, convertible preferred stock and stockholders’ equity	$381,846	$332,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$29,078	$19,221	$55,045	$30,691
Total revenues	29,078	19,221	55,045	30,691
Costs and expenses:
Cost of sales	2,947	2,236	5,753	3,657
Research and development	30,194	33,543	158,858	71,487
Selling, general, and administrative	36,415	30,046	70,797	54,674
Total costs and expenses	69,556	65,825	235,408	129,818
Loss from operations	(40,478)	(46,604)	(180,363)	(99,127)
Other income (expense):
Other income (expense), net	302	(17)	824	34
Gain on settlement of forward contract	8,900	—	8,900	—
Interest expense	(4,603)	(3,303)	(9,358)	(6,449)
Interest income	4,097	3,221	7,143	6,660
Total other income (expense), net	8,696	(99)	7,509	245
Loss before income taxes	(31,782)	(46,703)	(172,854)	(98,882)
Provision for income taxes	479	—	779	—
Net loss	$(32,261)	$(46,703)	$(173,633)	$(98,882)
Accrued dividends on convertible preferred stock	(1,302)	—	(1,302)	—
Net loss attributable to common stockholders	$(33,563)	$(46,703)	$(174,935)	$(98,882)

Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.82)	$(2.89)	$(1.74)

Weighted-average common shares outstanding, basic and diluted	61,011,824	56,867,662	60,577,691	56,788,757

Other comprehensive loss:
Net loss attributable to common stockholders	$(33,563)	$(46,703)	$(174,935)	$(98,882)
Foreign currency translation adjustment	(302)	(48)	(373)	(27)
Unrealized (loss) gain, net on marketable securities, net of tax	(134)	40	(378)	105
Comprehensive loss	$(33,999)	$(46,711)	$(175,686)	$(98,804)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock & Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	—	—	59,426,559	$59	$1,064,302	$134	$(894,736)	$169,759
Stock-based compensation expense	—	—	—	—	7,767	—	—	7,767
Issuance of common stock in connection with ESPP	—	—	28,495	—	673	—	—	673
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	1,077,271	1	6,352	—	—	6,353
Issuance of common stock as consideration for LGC license	—	—	432,143	—	18,716	—	—	18,716
Foreign currency translation adjustment	—	—	—	—	—	(71)	—	(71)
Unrealized loss on marketable securities	—	—	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	—	—	(141,372)	(141,372)
Balance at March 31, 2024	—	$—	60,964,468	$60	$1,097,810	$(181)	$(1,036,108)	$61,581
Issuance of Series A Preferred Stock, net of $2,250 of issuance costs	150,000	138,850	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,358	—	—	10,358
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	131,481	—	1,403	—	—	1,403
Accretion of preferred stock dividends	—	1,302	—	—	(1,302)	—	—	(1,302)
Foreign currency translation adjustment	—	—	—	—	—	(302)	—	(302)
Unrealized loss on marketable securities	—	—	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	—	—	(32,261)	(32,261)
Balance at June 30, 2024	150,000	$140,152	61,095,949	$60	$1,108,269	$(617)	$(1,068,369)	$39,343

Balance at December 31, 2022	—	—	56,612,429	56	974,356	(92)	(710,058)	264,262
Stock-based compensation expense	—	—	—	—	6,376	—	—	6,376
Issuance of common stock in connection with ESPP	—	—	32,169	—	665	—	—	665
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	207,806	—	553	—	—	553
Foreign currency translation adjustment	—	—	—	—	—	21	—	21
Net unrealized gains on short-term investments	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	(52,179)	(52,179)
Balance at March 31, 2023	—	$—	56,852,404	$56	$981,950	$(6)	$(762,237)	$219,763
Stock-based compensation expense	—	—	—	—	8,891	—	—	8,891
Issuance of common stock in connection with ESPP	—	—		—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	43,664	1	341	—	—	342
Issuance of common stock upon completion of public offering, net of offering costs	—	—						—
Foreign currency translation adjustment	—	—	—	—	—	(48)	—	(48)
Net unrealized gains on short-term investments	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(46,703)	(46,703)
Balance at June 30, 2023	—	$—	56,896,068	$57	$991,182	$(14)	$(808,940)	$182,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
Operating activities
Net loss	$(173,633)	$(98,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,125	15,267
Depreciation and amortization	795	899
Non-cash interest expense	7,987	6,194
Non-cash accretion & amortization of short-term investments	(3,562)	(4,299)
Non-cash accretion of non-current liability	1,927	—
Non-cash rent expense	181	192
Change in fair value of embedded derivative liability	(790)	(20)
Gain on settlement of forward contract	(8,900)	—
Acquired IPR&D assets classified as investing activities	92,385	5,650
Changes in operating assets and liabilities:
Accounts receivable	(2,731)	(7,607)
Inventory	(3,370)	(3,260)
Prepaid expenses and other current assets	287	1,540
Deferred revenue	—	(148)
Other long-term assets, net	2,249	1,123
Accounts payable, accrued expenses and other liabilities	(769)	5,828
Net cash used in operating activities	(69,819)	(77,523)
Investing activities
Purchases of short-term investments	(66,312)	(145,078)
Maturities of short-term investments	127,800	217,175
Acquisition of IPR&D assets	(40,000)	(5,395)
Purchases of property and equipment	—	(47)
Net cash provided by investing activities	21,488	66,655
Financing activities
Repayment of deferred royalty obligation	(5,756)	(2,657)
Proceeds from the exercise of stock options	7,755	894
Proceeds from issuance of common stock from ESPP	673	665
Gain on settlement of forward contract	8,900	—
Proceeds from Series A Preferred Stock, net of issuance costs	138,850	—
Net cash provided by (used in) financing activities	150,422	(1,098)
Effect of exchange rates on cash	(372)	(27)
Net increase (decrease) in cash, cash equivalents and restricted cash	101,719	(11,993)
Cash, cash equivalents and restricted cash at beginning of period	60,409	128,005
Cash, cash equivalents and restricted cash at end of period	$162,128	$116,012
Supplemental disclosure of non-cash investing and financing activities:
Non-current liability issued in exchange for the acquisition of IPR&D	$33,669	$—
Issuance of common stock in exchange for IPR&D	$18,716	$—
Accretion of preferred stock dividends	$1,302	$—
Holdback payable associated with acquisition of IPR&D assets, in accrued expenses	$—	$500
Transaction costs associated with acquisition of IPR&D assets, in accounts payable	$—	$255

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception. As of June 30, 2024, the Company had an accumulated deficit of $1,068,369.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. While the Company is generating product revenue, management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprised of research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

At June 30, 2024, the Company had $319,130 of cash and cash equivalents and short-term investments on hand.  On April 1, 2024, the Company entered into an Investment Agreement (the “Investment Agreement”) with certain affiliates of Perceptive Advisors LLC (“Perceptive”) and a life sciences focused institutional investor (each, an “Investor” and collectively, the “Investors”), relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for an aggregate purchase price of $147,750, net of issuance costs of $2,250, or $1,000 per share (the “Issuance”).  The Issuance closed on April 15, 2024.

In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out license arrangements, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company’s operations through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q with the SEC.

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

The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the six months ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2024, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these financial statements include estimates related to determining our net product revenue, accruals related to research and development expenses, assumptions used to record stock-based compensation expense, interest expense on our deferred royalty obligation, and the valuation allowance on the Company's deferred tax assets.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  Changes in estimates are recorded in the period in which they become known.  Actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Rhythm Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification of Prior Year Balances

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported cash flows. Specifically, in the condensed consolidated statements of cash flows, the Company reclassified $4,299 to non-cash accretion & amortization of short-term investments from prepaid expenses and other current assets for the six months ended June 30, 2023.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the three months ended June 30, 2024 and 2023, approximately 74% and 84% of all of the Company’s revenue was generated from a single customer in the United States.  For the six months ended June 30, 2024 and 2023, approximately 75% and 83% of all of the Company’s revenue was generated from a single customer in the United States.  As of June 30, 2024 and December 31, 2023, approximately 66% and 67%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.

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

The Company relies on separate third parties to perform genetic testing in the United States and Europe, respectively. The inability of the vendors to fulfill testing services for the Company could materially impact future operating results and adversely impact our ability to further develop setmelanotide. A change in the relationship with the genetic testing service providers, or an adverse change in their business, could materially impact future operating results.

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  As of June 30, 2024 and December 31, 2023, the Company determined an allowance for doubtful accounts was not required based upon our review of contractual payments and our customers’ circumstances.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, net

In the United States (the “U.S.”), which accounts for the largest portion of our total revenues, the Company sells its product to one specialty pharmacy. The product is distributed through third-party logistics, or 3PL, distribution agent that does not take title to the product. Once the product is delivered to the Company’s specialty pharmacy provider, our customer in the U.S., the customer (or “wholesaler”) takes title to the product. The wholesaler then distributes the product to patients. In our distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product. Internationally, we make sales primarily to specialty distributors and retail pharmacy chains, as well as hospitals, many of which are government-owned or supported. The Company offers returns of product sold to the customer on a limited basis, however, no material returns have been recognized to date.

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

Provisions for trade discounts, chargebacks and allowances are recorded as reductions to accounts receivable, and returns, government rebates, and other incentives are recorded as a component of accrued expenses.

License Agreements

LG Chem

In January 2024, we entered into a license agreement and share issuance agreement with LG Chem, Ltd. (“LGC”). Under the terms of the license agreement, we obtained worldwide rights to develop LGC’s proprietary compound LB54640 and assumed sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of LB54640. The SIGNAL trial is a randomized, placebo-controlled, double-blind study designed to enroll and evaluate approximately 28 patients with acquired hypothalamic obesity. On July 23, 2024, the Company announced that the first patients have been dosed and participants in the SIGNAL trial will receive one of three doses of LB54640 or placebo by oral administration once daily for 14 weeks (patients may continue on open-label therapy for up to 52 weeks), and the primary endpoint of the study is the change from baseline in body mass index after 14 weeks of treatment. The open-label, single-arm, 16-week ROUTE trial is designed to enroll five patients with POMC or LEPR deficiency obesity.

We paid LGC $40.0 million in cash and issued shares of our common stock with an aggregate fair value of $18.7 million. The shares were issued at a per share price equal to the ten-day volume weighted-average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024. We also agreed to make an additional $40.0 million payment in cash 18 months after the effective date of the license agreement.  This payment has been recorded at its present value and reflected in other long-term liabilities on our unaudited condensed consolidated balance sheet.

In addition, under the terms of the license agreement, we agreed to pay LGC up to $205 million in cash upon achieving various regulatory and sales milestones based on net sales of LB54640.  Subject to the completion of Phase 2 development of LB54640, the Company also has agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from its MC4R portfolio, including LB54640, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of LB54640 in a region if LB54640 is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of LB54640 for the limited remainder of the royalty term in the relevant region.

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

The Company received total upfront consideration of $8,040 comprised of an upfront payment of $7,000, and the estimated fair value of the RareStone equity of $1,040. The Company determined that the RareStone License contains two performance obligations, the delivery of the license and the supply of clinical and commercial product. The Company further determined the supply of commercial product to RareStone contains a significant future discount and estimates the discount to be $1,286, which is recorded as a component of deferred revenue on the consolidated balance sheet at June 30, 2024 and December 31, 2023.

No license revenue was recognized during three and six months ended June 30, 2024 and 2023, respectively.

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

Deferred Royalty Obligation

The Company treats the debt obligation to HealthCare Royalty Management, LLC as discussed further in Note 13, “Long-Term Obligations”, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. The Company recognizes interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, the Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent the Company’s estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires the Company to make estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the three and six months ended June 30, 2024 and 2023, respectively.

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

Foreign Currency Translation

The majority of the Company’s operations occurs in subsidiaries that have the U.S. dollar denominated as its functional currency. The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity.  Net foreign currency exchange transaction gains (losses), which are included in other (expense) income, net on our consolidated statements of operations, were immaterial for the three and six months ended June 30, 2024 and 2023.

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

The Company’s cash equivalents and marketable securities and derivative liability at June 30, 2024 and December 31, 2023 were carried at fair value, determined according to the fair value hierarchy.  See Note 6 for further discussion.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities at June 30, 2024 and December 31, 2023, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per common share is computed by adjusting the weighted average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For purposes of the diluted net loss per share calculation, stock options, performance stock units and restricted stock units are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share is the same for all periods presented.

The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options	7,044,823	6,992,200	7,044,823	6,992,200
Restricted stock units	2,036,409	1,131,632	2,036,409	1,131,632
Performance stock units	—	599,720	—	599,720
Common stock reserved for the conversion of Series A convertible preferred stock	3,125,000	—	3,125,000	—
Potential common shares	12,206,232	8,723,552	12,206,232	8,723,552

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

3. Asset Acquisitions

LG Chem, Ltd.

On January 4, 2024, the Company entered into a license agreement and share issuance agreement with LG Chem, Ltd. (“LGC”).  Under the terms of the license agreement, the Company obtained worldwide rights to LGC’s proprietary compound LB54640 and assumed sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of LB54640.

The total purchase consideration of $92.4 million was composed of $40.0 million of cash paid at closing and issued shares of the Company’s common stock with an aggregate value of $20.0 million. The shares were issued at a per share price equal to the ten-day volume weighted average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024.  As of January 4, 2024, the fair value of common stock issued was $18.7 million.  The total purchase consideration also includes an additional $40.0 million license fee payable in 18 months, whose present value at closing was $33.7 million, and $0.8 million of transaction costs which are recorded as selling, general and administrative expenses.

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

The assets acquired were In-Process Research and Development (“IPR&D”) assets.  However, since the IPR&D assets were determined to have no alternative future use, the Company recognized the $92.4 million of purchase consideration as research and development expense in the six months ended June 30, 2024.

The Company determined that the additional contingent consideration did not meet the definition of a derivative as of the acquisition date.  Therefore, the Company did not record a contingent consideration liability on the acquisition date.  The Company will recognize any future contingent consideration payments related to the LGC transaction in the period in which the achievement of the underlying milestones becomes probable.

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

The total purchase consideration of $5,667 was composed of $4,520 of cash paid at closing, a $500 holdback, paid in the three months ended March 31, 2024, and $647 of acquisition-related costs.  The Company determined that substantially all of the value as of acquisition date related to Xinvento’s IPR&D.  As a result, the Company determined this transaction should be accounted for as an asset acquisition.

The assets acquired were IPR&D assets.  However, since the IPR&D assets were determined to have no alternative future use, the Company recognized the $5,667 of purchase consideration as research and development expense in the year ended December 31, 2023.

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

4. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2024	2023
Raw Materials	$4,145	$4,625
WIP	1,986	1,104
Finished Goods	5,863	2,895
Total Inventory	$11,994	$8,624

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Research and development costs	$12,443	$12,925
Professional fees	3,945	3,833
Payroll related	11,497	15,439
Royalties	1,454	1,180
Sales Allowances	12,962	9,475
Other	5,776	5,410
Accrued expenses and other current liabilities	$48,077	$48,262

6. Fair Value of Financial Assets and Liabilities

As of June 30, 2024 and December 31, 2023, the carrying amount of cash and cash equivalents and short-term investments was $319,130 and $275,846 respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial Paper	$—	$51,230	$—	$51,230
Money market funds	$98,254	$—	$—	$98,254
Marketable securities:
Corporate debt securities and commercial paper	—	157,461	—	157,461
Total	$98,254	$208,691	$—	$306,945
Liabilities:
Derivative liability	$—	$—	$360	$360
Total	$—	$—	$360	$360

	Fair Value Measurements as of
	December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial paper	$—	$—	$—	$—
Money market funds	40,868	4,979	—	45,847
Marketable securities:
Corporate debt securities and commercial paper	—	215,765	—	215,765
Total	$40,868	$220,744	$—	$261,612
Liabilities:
Derivative liability	$—	$—	$1,150	$1,150
Total	$—	$—	$1,150	$1,150

The estimated fair value of the derivative liability relates to our Royalty Interest Financing Agreement (RIFA) with HealthCare Royalty Partners was determined using Level 3 inputs. The fair value measurement of the derivative liability is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 13, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation on the condensed consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of IMCIVREE, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument.

The forward contract associated with our Series A Convertible Preferred Stock, as discussed further in Note 10, “Series A Preferred Stock”, is measured at fair value. In order to value the forward contract, a binomial lattice model was used to determine the fair value of the Series A Preferred Stock.  The fair value of the forward contract was measured as the difference between the consideration payable of $150,000 and the fair value of the Series A Preferred Stock. The fair value of the forward contract was determined to be $0 at initial issuance and the change in the fair value from initial issuance to settlement of $8,900 was recognized as other income in the condensed consolidated statements of operation for the three and six months ended June 30, 2024. The assumptions used in the binomial lattice model include: (1) the Company’s common stock price on the issuance and settlement dates; (2) the Conversion Price as of $48.00 as per the

Agreement; (3) a 20-year term to maturity; (4) an estimate of the Company’s credit risk-adjusted discount rate; and (5) volatility.

	Six months ended
	June 30,
	2024	2023
Beginning aggregate estimated fair value of Level 3 liabilities	$1,150	$1,340
Change in fair value of embedded derivative	(790)	(20)
Fair value of forward contract - Series A Convertible Preferred Stock	8,900	—
Settlement of forward contract	(8,900)	—
Ending aggregate estimated fair value of Level 3 liabilities	$360	$1,320

Marketable Securities

The following tables summarize the Company's marketable securities:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$157,565	$10	$(115)	$157,460
	$157,565	$10	$(115)	$157,460

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$215,490	$282	$(7)	$215,765
	$215,490	$282	$(7)	$215,765

7. Right of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility located in Boston, Massachusetts and other immaterial operating leases for certain equipment.  On May 2, 2024, the Company entered into an agreement to amend the current operating lease agreement for its head office facility. Under the amendment, the current lease was extended for five years through July 31, 2030, with $5,694 committed to future lease payments.  The Company acquired Right of Use Assets of $3.1 million under the amended operating lease.

The Company measured the lease liability associated with the office lease modification using an incremental borrowing rate (“IBR”) of 13%.  The Company estimated the IBR for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of June 30, 2024, the Company has not entered into any lease arrangements classified as a finance lease.

Rent expense, or operating lease costs, was $272, $606, $291 and $587, for the three and six month periods ended June 30, 2024 and 2023.

Supplemental cash flow information related to the Company’s lease for the six months ended June 30, 2024 and 2023, includes cash payments of $421 and $413, respectively, used in the measurement of its operating lease liability.  As of June 30, 2024, the Company’s operating lease liability has a weighted average remaining lease term of approximately five years.

The following table presents the maturities of the Company’s operating lease liability related to office space as of June 30, 2024, all of which is under a non-cancellable operating lease:

Operating Lease
2024	$429
2025	456
2026	1,103
2027	1,125
2028	1,148
2029	1,171
2030	691
Total operating lease payments	6,123
Less: imputed interest	(2,006)
Total operating lease liability	$4,117

8. Intangible Assets

		As of June 30, 2024			As of December 31, 2023
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Capitalized Milestones	11	$9,000	$(2,399)	$6,601	$9,000	$(1,972)	$7,028

As of June 30, 2024, the Company’s finite-lived net intangible assets, which totaled $6,601 resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.

As of June 30, 2024, amortization expense for the next five years and beyond is summarized as follows:

2024	$427
2025	855
2026	855
2027	855
2028	855
Thereafter	2,754
Total	$6,601

Amortization expense totaled $214, $427, $214, and $428 for the three and six months ended June 30, 2024 and 2023, respectively. Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss.

9. Income Taxes

The Company recorded an income tax provision of approximately $479 and $779 for the three and six months ended June 30, 2024.  The income tax provision is a result of taxable income from the Company’s foreign jurisdictions.  The Company did not record an income tax provision for the three or six months ended June 30, 2023, as it generated sufficient tax losses during the period. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year ended December 31, 2024.

10. Series A Convertible Preferred Stock

On April 1, 2024, the Company entered into an Investment Agreement (the “Investment Agreement”) with certain affiliates of Perceptive Advisors LLC (“Perceptive”) and certain other investors (each, an “Investor” and collectively, the “Investors”), relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for an aggregate purchase price of $147,750, net of $2,250 of issuance costs, or $1,000 per share (the “Issuance”).  The Issuance closed on April 15, 2024.

The Company determined the obligation to issue 150,000 shares of Convertible Preferred Stock to Perceptive and Investors in the future at a set price represented a forward contract which was required to be accounted for at fair value. The fair value of the forward contract was measured as the difference between the fair value of the Series A Preferred Stock, as determined using a binomial lattice valuation model, and the consideration payable to the Company. The assumptions used in the binomial lattice model include: (1) the Company’s common stock price on the issuance and settlement dates; (2) the Conversion Price as of $48.00 as per the Agreement; (3) a 20-year term to maturity; (4) an estimate of the Company’s credit risk-adjusted discount rate; and (5) volatility. The fair value of the forward contract upon issuance was determined to be $0. Upon closing, the value of the forward contract was determined to be $8,900 and the fair value of the Convertible Preferred Stock was determined to be $141,100. The Convertible Preferred Stock was recorded at its fair value on the Issuance and the change in fair value of the forward contract was recorded as other income in its consolidated statement of operations for the three months ended June 30, 2024. Issuance costs of $2,250 were incurred and recorded as a reduction in the carrying value of the Convertible Preferred Stock in the three months ended June 30, 2024.

The Company classifies its Series A Convertible Preferred Stock outside of stockholders’ equity as the redemption of such shares is outside the Company’s control. The Company did not adjust the carrying values of the Series A Convertible Preferred Stock to redemption value as the shares are not probable of becoming redeemable as of June 30, 2024.

The Convertible Preferred Stock has the following rights and privileges:

Liquidation:

The Series A Preferred Stock will rank senior to the Company’s common stock with respect to the distribution of assets upon the Company’s liquidation, dissolution or winding up.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (“Liquidation”), each holder of Convertible Preferred Stock shall be entitled to receive payment for the greater of (i) 1.75 multiplied by the sum of the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus Paid-in-Kind (“PIK”) Dividends) plus unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference) or (ii) the amount such holder would have received if the Series A Preferred Stock were fully converted to common stock. If the assets available for distribution are not sufficient to pay the holders of the Convertible Preferred Stock pursuant to the preceding sentence, the assets will be distributed ratably to the holders of the Convertible Preferred Stock.

Voting:

Holders of the Convertible Preferred Stock have the right to vote with the holders of common stock on each matter submitted for a vote on an as-converted basis, subject to the terms of the Convertible Preferred Stock as specified in the Amended and Restated Certificate of Designations.

The holders of the Convertible Preferred Stock shall also have certain protective voting rights. Specifically, as long as the Series A Preferred Stock are outstanding, each of the following events require at least a two thirds affirmative vote of the Series A Preferred Stock holders: (a) any amendment or modification of the Certificate of Incorporation to authorize or create, or to increase the authorized number of shares of, any class or series of Dividend Parity Stock, Liquidation Parity Stock, Dividend Senior Stock or Liquidation Senior Stock, (b) any amendment, modification, repeal or waiver of any provision of the Certificate of Incorporation or the Amended and Restated Certificate of Designations that adversely affects the rights, preferences, privileges or powers of the Convertible Preferred Stock, (c) increase or decrease the number of authorized shares of Convertible Preferred Stock or issue additional shares of Convertible Preferred Stock, (d) the Company’s consolidation or combination with, or merger with or into, another Person, or any binding or statutory share exchange or involving the Convertible Preferred Stock, in each case unless: (i) the Convertible Preferred Stock either (x) remains outstanding after such consolidation, combination, merger, share exchange or reclassification; or (y) is converted or reclassified into, or is exchanged for, or represents solely the right to receive, preference securities of the continuing, resulting or surviving Person of such consolidation, combination, merger, share exchange or reclassification, or the parent thereof; (ii) the Convertible Preferred Stock that remains outstanding or such preference securities, as applicable, have rights, preferences and voting powers that, taken as a whole, are not materially less favorable to the Holders or the holders thereof, as applicable, than the rights, preferences and voting powers, taken as a whole, of the Convertible Preferred Stock immediately before the consummation of such consolidation, combination, merger, share exchange or reclassification; and (iii) the issuer of the Convertible Preferred Stock that remains outstanding or such preference securities, as applicable, is a corporation duly organized and existing under the laws of the United States of America, any State thereof or the District of Columbia that, if not the Company, will succeed to the Company under the Amended and Restated Certificate of Designations and the Convertible Preferred Stock.

Redemption:

The Company has the right to redeem all Convertible Preferred Stock after the Redemption Trigger Date, which is the fifth anniversary of the Initial Issue Date of April 15, 2024. The amount payable on the redemption date is equal to the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus PIK Dividends) plus any unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference).

If a change of control occurs, each holder shall have the right to require the Company to repurchase all, or any whole number of shares that is less than all, of the holder’s Series A Preferred Stock at an amount equal to 1.75 multiplied by the sum of the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus PIK Dividends) plus any unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference).  As of June 30, 2024, the Company did not adjust the carrying value of the Series A Preferred Stock to its redemption value, since a change of control was determined to not be probable.

Dividends:

After the second anniversary, dividends on the Convertible Preferred Stock accrue quarterly, at a 6% annual rate, and if not paid out in cash before the quarter end, will become PIK Dividends and added to the liquidation preference, or original issue price plus PIK Dividends.  Since dividends do not commence until the second anniversary of the Issuance, the Convertible Preferred Stock is considered increasing rate preferred stock.  Accordingly, the Company accretes the dividends, using the effective interest method, from Issuance to the first contractual call date, April 15, 2029.  The Company accrued dividends of $1,302 for the three months ended June 30, 2024, as a reduction to Additional Paid-In Capital and an increase to the carrying value of Convertible Preferred Stock.  The carrying value of Convertible Preferred Stock as of June 30, 2024 is $140,152.

Conversions:

Holders of Convertible Preferred Stock have the option to convert any number of whole shares at any time. The conversion is based on the sum of the Liquidation Preference plus unpaid Dividends divided by the $48.00 Conversion Price. Given the Initial Liquidation Preference of $1,000, each share of Convertible Preferred Stock would be convertible into 20.8333 shares of common stock, prior to any adjustments such as PIK Dividends, unpaid Dividends, stock splits, or voluntary conversion rate increases. Upon conversion, cash will be paid in lieu of any fractional share of common stock. However, based on certain restrictions on the conversion of the Convertible Preferred Stock specified in the Amended and Restated Certificate of Designations, a holder of Convertible Preferred Stock is not entitled to effect a conversion of any portion of its shares of Convertible Preferred Stock, or to vote in its capacity as a holder of shares of Convertible Preferred Stock with respect to matters submitted to holders of the common stock if, after giving effect to such conversion, that holder would beneficially own in excess of 4.99%, in the case of one holder, or 9.99%, in the case of the other holder, of the number of shares of common stock outstanding immediately after giving effect to such exercise.

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

On July 10, 2024, the Company filed with the Securities Exchange Commission (the “SEC”) a prospectus supplement to the prospectus included in the Company’s registration statement on Form S-3ASR filed with the SEC on March 2, 2023, covering the resale from time to time by the Investors of up to an aggregate of 3,124,995 shares of common stock, to satisfy registration rights that the Company granted to such stockholders in connection with the Issuance.

11. Common Stock

As of June 30, 2024, an aggregate of 15,747,881 shares of common stock were reserved for issuance under the Company’s stock plans, which number includes stock options, restricted stock units, and performance stock units that have been granted covering 9,081,232 shares of common stock, 150,000 shares of Convertible Preferred Stock potentially convertible into 3,125,000 shares of common stock, and 1,888,797 shares of common stock that remain available for future grants under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), 2017 Employee Stock Purchase Plan and 2022 Employment Inducement Plan (the “Inducement Plan”).

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

On February 9, 2022, the Company’s board of directors adopted the Inducement Plan, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the Inducement Plan. The Company continues to grant awards under the 2017 Plan pursuant to the terms thereof.

The exercise price of stock options granted under the Inducement Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of June 30, 2024, 574,353 stock option awards and 344,154 restricted stock unit awards have been granted under the Inducement Plan. As of June 30, 2024, 81,493 shares of common stock are available for future grant under the Inducement Plan.

12. Related-Party Transactions

Expenses paid directly to related parties for the three and six months ended June 30, 2024 and 2023, were immaterial. Outstanding payments due to related parties as of June 30, 2024 and December 31, 2023 were immaterial.

13. Long-Term Obligations

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125,000, 7.5% on annual net revenues of between $125,000 and $300,000 and 2.5% on annual net revenues exceeding $300,000. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. We made repayments of $5,758 in the six months ended June 30, 2024.  As of June 30, 2024 we have made cumulative payments of $13,288.

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative liability was $360 and $1,150 as of June 30, 2024 and December 31, 2023, respectively. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the three and six months ended June 30, 2024 and 2023, we recognized other income of $490 and $50, respectively, due to the remeasurement of the embedded derivative liability.

The carrying value of the deferred royalty obligation as of June 30, 2024 was $108,372 based on $100,000 of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value as of June 30, 2024 and December 31, 2023. The effective interest rate as of June 30, 2024 was 14.93%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3,287. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

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

15. Commitments and Contingencies

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

Based on the Company’s current development plans as of June 30, 2024, the Company does not expect to make milestone payments due to third parties during the next 12 months from the filing of this Annual Report on Form 10-K, in connection with our license agreements. These milestones are generally recognized in the period in which the achievement of the underlying milestones becomes probable. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: the promise or potential of any of our products or product candidates; the marketing, commercialization, and sales of IMCIVREE (setmelanotide), and the timing of commercialization; the design, success, cost and timing of our product development activities and clinical trials for setmelanotide and our other product candidates; our ability to obtain regulatory approval for setmelanotide in further indications, as well as for our other product candidates; our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; the sufficiency of our cash, cash equivalents and short-term investments to fund our operations; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed, and the impact of termination; our marketing, commercial sales, revenue generation, and cost of revenue; expectations surrounding our manufacturing arrangements; the potential financial impact and, the ongoing integration process of Xinvento B.V.; the impact of the current or future economic conditions on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements.  These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks, uncertainties, and other important factors, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor (MC4R) agonists, including our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing therapies for a subset of individuals who have hyperphagia, a pathological hunger that leads to abnormal food-seeking behaviors, and severe obesity due to an impaired MC4R pathway, which may be caused by genetic variants or traumatic injury. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), Great Britain, Canada and other countries and regions. IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS); or (ii) Bardet-Biedl syndrome (BBS). The European Commission (EC) has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA) has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. We have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in 14 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

In addition to initial commercial efforts, we are advancing what we believe is the most comprehensive clinical research program ever initiated in MC4R pathway diseases, with multiple ongoing and planned clinical trials. Our MC4R pathway program is designed to expand the total number of patients who would benefit from setmelanotide therapy or one of our new drug candidates, RM-718, which is designed to be a more selective MC4R agonist with weekly administration, or LB54640, an investigational oral small molecule MC4R agonist in Phase 2 clinical trials. With setmelanotide, we have completed enrollment in our Phase 3 trial in patients with hypothalamic obesity. Our Phase 3 EMANATE trial, comprised of four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases, and our Phase 2 DAYBREAK trial evaluating setmelanotide in additional genetic indications, are ongoing. With RM-718, in March 2024 we initiated Phase 1 in-human trials, including a multiple-ascending dose study in patients with hypothalamic obesity, and in July 2024, we announced that we had dosed the first patients in our Phase 2 trial evaluating LB54640 in patients with hypothalamic obesity, and in July 2024, we announced that we had dosed the first patients in our Phase 2 trial evaluating LB54640 in patients with hypothalamic obesity. In our recently completed Phase 3 pediatrics trial in 12 patients between the ages of 2 and younger than 6 with BBS or POMC or LEPR deficiency obesities, setmelanotide achieved the primary endpoint with a 3.04 mean reduction in BMI-Z score (a measure of body mass index deviations from what is considered normal) and 18.4 percent mean reduction in BMI. We are seeking regulatory approval in the United States to expand the label for IMCIVREE to treat patients as young as 2 years of age with these diseases based on these data.

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

Additional recent clinical, regulatory, corporate and commercial updates include:

On August 6, 2024, we announced that approximately 100 new prescriptions for IMCIVREE for BBS were written by U.S. prescribers and that we had received payor approval for reimbursement for approximately 70 prescriptions during the first quarter of 2024.

On August 6, 2024, we announced that we dosed the first patients in the Japanese, 12-patient supplemental cohort of our global Phase 3 trial evaluating setmelanotide in hypothalamic obesity.

On August 6, 2024, we announced that we completed submission of our supplemental New Drug Application (sNDA) to the U.S. FDA to expand the label of IMCIVREE® (setmelanotide) to treat pediatric patients between the ages of 2 and younger than 6 years old in approved indications.

On July 31, 2024, we announced that the EC expanded the marketing authorization for IMCIVREE to include children as young as 2 years old with obesity due to BBS or POMC, PCSK1, or LEPR deficiency.

On July 23, 2024, we announced that we dosed the first patients in our Phase 2 clinical trial evaluating LB54640 in hypothalamic obesity.

Effective July 1, 2024, we appointed Alastair “Al” Garfield, Ph.D. to serve as Chief Scientific Officer.

On June 3, 2024, we presented the first patient and caregiver reported experiences from qualitative interviews following the completion of our Phase 2 trial that evaluated treatment with setmelanotide in hypothalamic obesity during the Endocrine Society Annual Meeting & Expo (ENDO 2024).

On May 22, 2024, the National Institute for Health and Care Excellence (NICE) in Great Britain issued guidance that recommends IMCIVREE as an option for treating obesity and the control of hunger (hyperphagia) in patients between 6 years old and younger than 18 with BBS.

We also expect to achieve the following near-term milestones:

●	Announce DAYBREAK Stage 2 data during a medical meeting in the second half of 2024;
●	Complete enrollment in two or more substudies in the Phase 3 EMANATE trial evaluating setmelanotide in genetically caused MC4R pathway diseases in the second half of 2024;
●	Announce top-line data in the Phase 3 trial evaluating setmelanotide in hypothalamic obesity in the first half of 2025;

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

IMCIVREE became commercially available to patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency in the U.S. in the first quarter of 2021 and patients 6 years of age and older with obesity due to BBS during June 2022. Following marketing authorizations in the EU, Great Britain and Canada, we are pursuing a country-by-country strategy to establish market access and reimbursement for IMCIVREE in several additional countries. During March 2022, we treated the first patients with IMCIVREE in France under the paid early access program and we treated the first patients with IMCIVREE in Germany during June 2022. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We have built our own marketing and commercial sales infrastructure in the United States and are in the process of building a similar infrastructure in several European markets and the United Kingdom.  We may enter into arrangements with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of June 30, 2024 we had an accumulated deficit of $1,068.4 million. Our net loss was $32.3 million and $173.6 million for the three and six months ended June 30, 2024 and 2023, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:

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

As of June 30, 2024, our existing cash and cash equivalents and short-term investments were approximately $319.1 million. On April 15, 2024, we entered into an Investment Agreement with certain investors resulting in the issuance of convertible preferred stock to certain investors and proceeds to the Company of $150.0 million, as disclosed in Note 10, “Series A Preferred Stock”, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

We expect that our existing cash and cash equivalents and short-term investments as of June 30, 2024 will be sufficient to fund our operations into 2026.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Financial Operations Overview

Revenue

To date, we have generated approximately $152.5 million in product revenue.  Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021.  We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France during March 2022 under the paid early access program.  IMCIVREE was approval by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively.  Following these approvals for BBS, we expect our sales of IMCIVREE will continue to grow as we identify and treat more patients with this disease and obtain reimbursement throughout the international markets in which we operate.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery and genetic sequencing efforts, and the clinical development of setmelanotide, which include:

●	expenses incurred under agreements with third parties, including CROs that conduct research and development and preclinical activities on our behalf, and the cost of consultants and CMOs that manufacture drug products for use in our preclinical studies and clinical trials;
●	employee-related expenses including salaries, benefits and stock-based compensation expense;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials;
●	the cost of genetic sequencing of potential patients in clinical studies;
●	facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs;
●	acquired in process research and development costs associated with the acquisition of Xinvento B.V., or Xinvento in the three months ended March 31, 2023; and
●	acquired in process research and development costs associated with the acquisition of LG Chem, Ltd.’s, or LGC’s proprietary compound LB54640 in the three months ended March 31, 2024.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our current research and development expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Research and development summary	2024	2023	2024	2023
Research and development expense	$30,194	$33,543	$158,858	$71,487

We are unable to predict the duration and costs of the current or future clinical trials of our product candidates. The duration, costs, and timing of clinical trials and development of setmelanotide, RM-718, LB54640, and a potential therapeutic product candidate for congenital hyperinsulinism (CHI) will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
●	the rate of enrollment in clinical trials;
●	the safety and efficacy demonstrated by setmelanotide and other product candidates in future clinical trials;
●	changes in regulatory requirements;
●	changes in clinical trial design; and
●	the timing and receipt of any regulatory approvals.

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selling, general and administrative summary	2024	2023	2024	2023
Selling, general and administrative expense	$36,415	$30,046	$70,797	$54,674

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Change
	2024	2023	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$29,078	$19,221	$9,857	51%
Costs and expenses:
Cost of sales	2,947	2,236	711	32%
Research and development	30,194	33,543	(3,349)	(10)%
Selling, general, and administrative	36,415	30,046	6,369	21%
Total costs and expenses	69,556	65,825	3,731	6%
Loss from operations	(40,478)	(46,604)	6,126	(13)%
Other income (expense), net	8,696	(99)	8,795	(8,884)%
Loss before income taxes	(31,782)	(46,703)	14,921	(32)%
Provision for income taxes	479	—	479	100%
Net loss	$(32,261)	$(46,703)	$14,442	(31)%

Product revenue, net.  Product revenue, net increased by $9.9 million to $29.1 million for the three months ended June 30, 2024 from $19.2 million for the three months ended June 30, 2023, an increase of 51%.  We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States in June 2022. For the three months ended June 30, 2024 and 2023, a substantial amount of our product revenue, or 74% and 84%, respectively, was generated from sales of our product to patients in the United States.

Cost of sales. Cost of sales increased by $0.7 million to $2.9 million for the three months ended June 30, 2024 from $2.2 million for the three months ended June 30, 2023, an increase of 32%, which was driven by a corresponding increase in revenue in the three months ended June 30, 2024.  Cost of sales is composed of royalty expense due to Ipsen Pharma S.A.S., or Ipsen, on our net product revenue, amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the United States and European Union, the cost of product, as well as costs associated with our patient assistance programs.  Specifically, the $0.7 million increase in cost of sales in the three months ended June 30, 2024 from the same period in 2023 was due to $0.5 million of additional royalties due to our growth in sales and $0.2 million attributed to increased product cost associated with higher sales volume.  We expect cost of sales as a percentage of product revenue, net to continue to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense decreased by $3.3 million to $30.2 million for the three months ended June 30, 2024 from $33.5 million for the three months ended June 30, 2023, a decrease of 10%. The net decrease was primarily due to the following:

●	a decrease in our clinical trial costs associated with decreased activity in our long-term extension trial for setmelanotide therapy of approximately $1.9 million, decreased activity in our weekly switch trial of $1.1 million, and decreased activity in our Pathway Phase II trial of $2.0 million; and
●	a decrease in our clinical trial costs associated with our Phase 3 EMANATE trial and our Phase 2 DAYBREAK trial, totaling $3.6 million.

The above decreases were partially offset by:

●	an increase of $2.0 million in our clinical trial costs associated with increased activity in our Phase 3 hypothalamic obesity trial and $1.9 million associated with our RM-718 clinical trial; and
●	an increase of $1.1 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development program.

Selling, general and administrative expense. Selling, general and administrative expense increased by $6.4 million to $36.4 million for the three months ended June 30, 2024 from $30.0 million for the three months ended June 30, 2023, an increase of 21%. The increase was primarily due to the following:

●	an increase of $5.4 million due to increased compensation and benefits related costs associated with additional headcount to support our expanding business operations as well as to establish commercial operations in international regions; and
●	an increase of $0.8 million related to professional services costs, including legal, consulting and tax services.

Other income (expense), net.  Other income (expense), net increased by $8.8 million to $8.7 million for the three months ended June 30, 2024 from $0.1 million for the three months ended June 30, 2023.  The increase was primarily due to the following:

●	a gain of $8.9 million recognized for the change in fair value of a forward contract recorded with the issuance of convertible preferred stock; and
●	an increase in interest income of $0.9 million earned on our short-term investments, based on lower higher investment balances from the proceeds of $150.0 million from the convertible preferred stock issuance.

 The above amounts were partially offset by:

●	recognition of $1.0 million of non-cash interest expense in the three months ended June 30, 2024 associated with accretion of the non-current liability payable to LGC in July, 2025; and
●	an increase in non-cash interest expense of $0.7 million related to amortization of debt discount and deferred financing fees associated with our higher deferred royalty obligation balance, based on the receipt of our final $25.0 million sales milestone in the three months ended September 30, 2023.

Comparison of the six months ended June 30, 2024 and 2023

	Six Months Ended
	June 30,		Change
	2024	2023	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$55,045	$30,691	$24,354	79%
Total revenues	55,045	30,691	24,354	79%
Costs and expenses:
Cost of sales	5,753	3,657	2,096	57%
Research and development	158,858	71,487	87,371	122%
Selling, general, and administrative	70,797	54,674	16,123	29%
Total costs and expenses	235,408	129,818	105,590	81%
Loss from operations	(180,363)	(99,127)	(81,236)	82%
Other income (expense), net	7,509	245	7,264	2,965%
Loss before income taxes	(172,854)	(98,882)	(73,972)	75%
Provision for income taxes	779	—	779	100%
Net loss	$(173,633)	$(98,882)	$(74,751)	76%

Product revenue, net.  Product revenue, net increased by $24.3 million to $55.0 million for the six months ended June 30, 2024 from $30.7 million for the six months ended June 30, 2023, an increase of 80%.  We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States in June 2022. During the six months ended June 30, 2024 and 2023, a substantial amount of our product revenue, or 75% and 85%, respectively, has been generated in the United States.

Cost of sales. Cost of sales increased by $2.1 million to $5.8 million for the six months ended June 30, 2024, an increase of 57%.  Cost of sales primarily reflects a royalty due to Ipsen, on our net product sales and the amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the U.S. and EU, the cost of product as well as costs associated with our patient assistance programs.  Specifically, the $2.1 million increase in cost of sales for the six months ended June 30, 2024 was due to $1.2 million of additional royalties due to our growth in net product revenue and $0.9 million due to higher product costs from higher net product revenue.  We expect cost of sales as a percentage of product revenue, net to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense increased by $87.4 million to $158.9 million for the six months ended June 30, 2024 from $71.5 million for the six months ended June 30, 2023, an increase of 122%. The net increase was primarily due to the following:

●	acquired in process research and development costs associated with the acquisition of LGC’s proprietary compound LB54640 of $92.4 million in the six months ended June 30, 2024;
●	an increase of $2.3 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs;
●	an increase of $2.0 million in our clinical trial costs associated with increased activity in our Phase 3 hypothalamic obesity trial and $1.9 million associated with our RM-718 clinical trial; and

●	an increase of $1.3 million due to increased gene sequencing costs to support our expanded clinical programs.

The above increases were partially offset by:

●	the purchase of in-process research and development assets of $5.7 million from Xinvento in the six months ended June 30, 2023, which did not recur in the six months ended June 30, 2024;
●	a decrease in our clinical trial costs associated with our Phase 3 EMANATE trial and our Phase 2 DAYBREAK trial, totaling $3.6 million; and
●	a decrease of $0.9 million in costs associated with the manufacturing of clinical material.

Selling, general and administrative expense. Selling, general and administrative expense increased by $16.1 million to $70.8 million for the six months ended June 30, 2024 from $54.7 million for the six months ended June 30, 2023, an increase of 29%. The increase was primarily due to the following:

●	an increase of $9.3 million due to increased salaries, benefits and stock-based compensation related costs associated with additional headcount to support our expanding business operations as well as to build out our commercial operations in the United States and internationally;
●	an increase of $3.0 million related to professional services costs;
●	an increase of $2.5 million due to increased costs associated with marketing, data analytics, website and sponsorships; and
●	an increase of $1.2 million due to increased costs associated with information technology, international office space, and general corporate travel related expenses for our expanding workforce.

Other income (expense), net.  Other (income) expense, net was $7.5 million for the six months ended June 30, 2024 as compared to $0.2 million for the six months ended June 30, 2023.

The increase was primarily due to the following:

●	a gain of $8.9 million recognized for the change in fair value of a forward contract recorded with the issuance of convertible preferred stock;
●	a change in fair value of the embedded derivative in our debt royalty obligation of $0.7 million and realized foreign currency gains of $0.3 million; and
●	an increase in interest income of $0.5 million earned on our short-term investments, based on lower higher investment balances from the proceeds of $150.0 million from the convertible preferred stock issuance;

 The above amounts were partially offset by:

●	recognition of $1.9 million of non-cash interest expense in the six months ended June 30, 2024 associated with accretion of the non-current liability payable to LGC in July, 2025; and
●	an increase in non-cash interest expense of $1.5 million related to amortization of debt discount and deferred financing fees associated with our higher deferred royalty obligation balance, based on the receipt of our final $25.0 million sales milestone in the three months ended September 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, our cash and cash equivalents and short-term investments were approximately $319.1 million.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(69,819)	$(77,628)
Investing activities	21,488	66,655
Financing activities	150,422	(1,098)
Effect of exchange rates on cash	(372)	(27)
Net (decrease) increase in cash, cash equivalents and restricted cash	$101,719	(12,098)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of operating assets and liabilities.

Net cash used in operating activities was $69.8 million for the six months ended June 30, 2024 and consisted primarily of a net loss of $173.6 million adjusted for non-cash items of $108.1 million, which consisted of non-cash stock-based compensation, depreciation and amortization, rent expense and the change in the fair value of our embedded derivative liability, totaling $18.3 million. Our net loss adjusted for non-cash items also includes $92.4 million of acquired In Process Research and Development (IPR&D) assets, which are classified as investing activities.  The change in operating assets and liabilities used net cash of approximately $4.3 million, primarily driven by net increases in accounts receivable and inventory of $6.1 million, net decreases in accounts payable and accrued expenses of $0.8 million, offset by net decreases in long-term assets of $2.2 million and net decreases in prepaid expenses of $0.3 million.

Net cash used in operating activities was $77.6 million for the six months ended June 30, 2023 and consisted primarily of a net loss of $98.9 million adjusted for non-cash items of $22.6 million, which consisted of non-cash stock-based compensation, depreciation and amortization, rent expense and the change in the fair value of our embedded derivative liability. Our net loss also includes $5.7 million of acquired IPR&D assets, which are classified as investing activities.  The change in operating assets and liabilities used net cash of approximately $6.9 million, primarily driven by a net increase in accounts payable and accrued expenses of $5.8 million due to the timing of payments, offset by increases in accounts receivable and inventory of $10.9 million and a net increase in prepaid expenses and other assets of $1.9 million.

Net cash provided by investing activities

Net cash provided by investing activities was $21.5 million for the six months ended June 30, 2024 and relates to gross maturities of short-term investments of $127.8 million, offset by purchases of short term investments for $66.3 million and cash used for the purchase of LGC’s proprietary compound LB54640 for $40.0 million in January 2024.

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

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $150.4 million for the six months ended June 30, 2024, and consisted of net proceeds of $147.8 million from the issuance of Series A Preferred Stock as well as proceeds of $8.4 million from the exercise of stock options and the issuance of common stock from our Employee Stock Purchase Plan.  These proceeds were offset by $5.8 million of repayments of our deferred royalty obligation.

Net cash used in financing activities was $1.1 million for the six months ended June 30, 2023, which comprised of $2.7 million of repayments of our deferred royalty obligation, partially offset by $1.6 million of cash proceeds from the exercise of stock options and the issuance of common stock from our Employee Stock Purchase Plan.

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

On April 1, 2024, we entered into an Investment Agreement with certain investors resulting in the issuance of convertible preferred stock to the investors and proceeds to the Company of $150.0 million, as disclosed in Note 10, “Series A Preferred Stock”. We expect that our existing cash and cash equivalents and short-term investments as of June 30, 2024, will be sufficient to fund our operations into 2026. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the cost to continue to commercialize setmelanotide, by growing our internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the scope, progress, results and costs of clinical trials for our setmelanotide program as well as for RM-718 and LB54640, and in connection with a therapeutic product candidate for CHI;
●	the costs, timing and outcome of regulatory review of our setmelanotide program as well as for RM-718 and LB54640, and in connection with a therapeutic product candidate for CHI;
●	the obligations owed to Ipsen, Camurus and Takeda Pharmaceutical Company Limited, or Takeda, and LGC pursuant to our license agreements;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

●	the costs of operating as a public company

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

ATM program

On November 2, 2021, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $100.0 million, from time to time through an “at the market” equity offering program under which Cowen acts as sales agent (the “ATM Program”). Between August 10, 2023 and August 21, 2023, we sold approximately two million shares of our common stock in the ATM Program for net proceeds of approximately $48.9 million.

On February 29, 2024, the Company and Cowen entered into Amendment No. 1 to Sales Agreement (the “Amendment”) to increase the aggregate offering price of the shares of common stock that may be issued and sold pursuant to the Sales Agreement to $200,000,000 (excluding the aggregate offering price of shares of common stock issued and sold pursuant to the Sales Agreement prior to February 29, 2024). In connection with the Amendment, on February 29, 2024, the Company filed with the Securities Exchange Commission a prospectus supplement, dated February 29, 2024, which, combined with the Base Prospectus (together, the “New Prospectus”), amended the Prior Prospectus in its entirety. The issuances and sales under the Sales Agreement, as amended by the Amendment, will be made pursuant to the Registration Statement and the New Prospectus.

Contractual obligations

As of June 30, 2024, apart from additional contractual obligations under our acquisition of Xinvento and LGC’s LB54640 as disclosed in Note 3, “Asset Acquisitions” to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

Remediation of Material Weakness

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, we have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weakness.

Our ongoing remediation actions include: (i) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (ii) increasing the extent of oversight and verification checks included in the operation of user access and program change management controls and processes; (iii) deploying additional tools to support administration of user access and program change management; and (iv) enhancing quarterly management reporting on the remediation measures to the Audit Committee of the Board of Directors.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2024, we continued to implement certain internal controls in connection with remediation efforts related to the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Quarterly Report”), including our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Financial Position and Need for Capital

We are a commercial stage biopharmaceutical company with a limited operating history and have not generated significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

We are a commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases.  Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide.  To date we have generated approximately $152.5 million of revenue from product sales.  In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to POMC, PCSK1 or LEPR deficiency as determined by an FDA approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or BBS.  The EC has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. The MHRA authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or of uncertain significance.  In total, to date we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in 14 countries, and we continue to collaborate with authorities to achieve access in additional markets.

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

Our net losses were $173.6 million and $98.9 million for the six months ended June 30, 2024 and 2023, respectively.  As of June 30, 2024, we had an accumulated deficit of $1,068.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide, with clinical trials of our product candidates (RM-718, which is designed to be a more selective MC4R agonist with  weekly administration, and LB54640, an investigational oral small molecule MC4R agonist now in Phase 2 clinical trials), and with the development of any other product candidates we may choose to pursue, including a product candidate for CHI. In addition, since we have market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in 14 countries, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. Nevertheless, setmelanotide may not be a commercially successful drug. We have and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have generated approximately $152.5 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

As described above, we have and expect to continue to incur significant sales and marketing, commercialization, and research and development costs. Additionally, as a result of the acquisition of Xinvento B.V., we also expect to devote substantial financial resources to the research and development and potential commercialization of a product candidate for CHI. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate significant product revenue, we will not become profitable and will be unable to continue operations without continued funding.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently in the early stages of commercializing IMCIVREE for chronic weight management in patients with obesity due to BBS, POMC, PCSK1 or LEPR deficiencies in the U.S., Canada, the EU and Great Britain and advancing setmelanotide through clinical development for additional indications in the United States and for potential approvals in other countries. Developing peptide therapeutic products is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance setmelanotide in additional clinical trials, as well as in connection with research and development activities for setmelanotide, RM-718, and LB54640, and in connection with a product candidate for CHI  as a result of the acquisition of Xinvento B.V. We intend to use our available cash resources to advance the clinical development of setmelanotide, for disease-education and community-building activities, patient identification, and commercialization activities related to IMCIVREE. Depending on the status of additional regulatory approvals and commercialization of setmelanotide, as well as the progress we make in sales of IMCIVREE, we may still require significant additional capital to fund the continued development of setmelanotide and our operating needs thereafter, as well as research and development activities for setmelanotide, RM-718, LB54640, and a product candidate for CHI. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for setmelanotide or otherwise expand more rapidly than we presently anticipate.

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through December 2023, we raised aggregate net proceeds of approximately $791.5 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into a Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners for a total investment amount of up to $100.0 million, conditioned upon our achievement of certain clinical development and sales milestones.  As of March 31, 2024, we have received $96.7 million of aggregate proceeds, net of debt issuance costs, under the RIFA. We also received $147.8 million in net proceeds under an investment agreement, or the Investment Agreement, with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock”, or the Convertible Preferred Stock, for an aggregate purchase price of $150.0 million, or $1,000 per share. As of June 30, 2024, our cash and cash equivalents and short-term investments were approximately $319.1 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2026. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide, as well as for research and development activities for setmelanotide, RM-718, LB54640, and a product candidate for CHI. Raising funds in the current economic and geopolitical environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to commercialize IMCIVREE and develop setmelanotide, RM-718, LB54640, and a product candidate for CHI. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or other third parties at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to setmelanotide or technologies or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027 or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. As of June 30, 2024 we have made $13,288 of payments, including $5,758 in the six months ended June 30, 2024.

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

Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with MC4R pathway deficiencies. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. In addition, we have internal genetic sequencing results from individuals with severe obesity that provide another approach to estimating prevalence. As of June 30, 2024, our database had approximately 80,000 sequencing samples. Since the published epidemiology studies for these genetic variants are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.

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

We may not be able to translate the once-daily, subcutaneous injection formulations of setmelanotide into alternate formulations, including alternate methods of delivery that would be acceptable to the FDA or other equivalent competent authorities in foreign jurisdictions or commercially successful.

Setmelanotide is currently administered by once-daily subcutaneous (SC) injection using small insulin type needles and syringes. SC injection is generally less well received by patients than other methods of administration, such as oral administration. Considerable additional resources and efforts, including potential studies, may be necessary in order to translate the once-daily formulation of setmelanotide into a once-weekly formulation that may be well received by patients.

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

In the EU, until May 25, 2022, in vitro diagnostic medical devices were regulated by Directive 98/79/EC, or the IVDD, which has been repealed and replaced by Regulation (EU) No 2017/746, or the IVDR. Unlike the IVDD, the IVDR is directly applicable in EU member states without the need for member states to implement into national law. The regulation of companion diagnostics is now subject to further requirements set forth in the IVDR. However, on October 14, 2021, the EC proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR became applicable on May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. For instance, under these provisions, class C devices (including devices that are intended to be used as companion diagnostics) had until May 26, 2026 to comply with the new requirements. In June 2024, to address issues related to notified body capacity, the EC adopted an extension of the grace period, resulting in an extended transition period until December 31, 2028 for certain class C devices, subject to compliance with the transitional provisions. The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. These modifications may make it more difficult and costly for us to obtain regulatory clearances or approvals or certification for our companion diagnostics or to manufacture, market or distribute our products after clearance, approval or certification is obtained. Compliance with the new requirements may impact our development plans for setmelanotide.

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

If we are unable to establish, maintain or expand our sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell, and distribute IMCIVREE, we may not be able to generate revenue.

In order to market IMCIVREE, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we have received FDA and Health Canada approval, and EC and MHRA marketing authorization for certain indications, we are early in our commercialization efforts. Therefore, you should not compare us to commercial-stage biotechnology companies, and you should not expect that we will generate substantial revenues or become profitable in the near term. If we are unable to establish, maintain or expand our sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

We may not achieve or maintain market acceptance for IMCIVREE, which would limit the revenue that we generate from the sale of IMCIVREE.

The commercial success of IMCIVREE will also depend upon the awareness and acceptance of IMCIVREE within the medical community, including physicians, patients and third-party payors. If IMCIVREE does not achieve or maintain an adequate level of acceptance by patients, physicians and third-party payors, we may not generate sufficient revenue to become or remain profitable. Before granting reimbursement approval, third-party payors may require us to demonstrate that, in addition to treating obesity caused by certain genetic deficiencies affecting the MC4R pathway, IMCIVREE also provides incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of IMCIVREE may require significant resources and may never be successful. All of these challenges may impact our ability to ever successfully market and sell IMCIVREE.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture our clinical and commercial drug supply internally for setmelanotide, or any future product candidates, for use in the conduct of our preclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidate on a clinical or commercial scale. The facilities used by our contract manufacturing organizations, or CMOs, to manufacture the active pharmaceutical ingredient, or API, and final drug product must successfully complete inspection by the FDA and other equivalent competent authorities in foreign jurisdictions pursuant to inspections that have been and will be conducted following submission of NDAs, NDA supplements or comparable foreign regulatory submissions to the other equivalent competent authorities in foreign jurisdictions. Our failure or the failure of our CMOs to successfully complete any potential preapproval inspections of the manufacturing facilities of setmelanotide, RM-718, and LB54640 could delay the regulatory approval process. In addition, our clinical trials must be conducted with products produced in accordance with GMP and similar foreign regulations. Our failure or the failure of our CROs or CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, including civil and criminal penalties. When we import any drugs or drug substances, we would be subject to FDA, United States Department of Agriculture, and U.S. Bureau of Customs and Border Patrol import regulation requirements. Such enforcement for our failure or our CROs or CMOs’ failure to comply with these regulations could result in import delays, detention of products, and, depending on criteria such as the history of violative activities, the FDA could place a foreign firm or certain drug substances or products on Import Alert and require that all such drug substances or products be subject to detention without physical examination which could significantly impact the global supply chain for setmelanotide, RM-718, and LB54640. With the exception of those on the FDA’s drug shortage list or properly imported by individuals, the FDCA prohibits the importation of prescription drug products for commercial use if they were manufactured in a foreign country, unless they have been approved or are otherwise authorized to be marketed in the United States and are labeled accordingly.

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

Our CMOs are manufacturing finished drug product for use in our upcoming or ongoing clinical trials and for commercial supply. We believe we currently have a sufficient amount of finished setmelanotide, RM-718, LB54640, and placebo to complete our ongoing and planned clinical trials, and for commercial IMCIVREE supply. However, these projections could change based on delays encountered with manufacturing activities, equipment scheduling and material lead times. Any such delays in the manufacturing of finished drug product could delay our planned clinical trials of setmelanotide, RM-718, and LB54640,  and our commercial IMCIVREE supply, which could delay, prevent or limit our ability to generate revenue and continue our business.

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

We have licensed our rights to setmelanotide from Ipsen Pharma SAS, or Ipsen, and our rights to LB54640 from LG Chem, Ltd, or LGC. Our licenses with Ipsen and LGC impose various obligations on us, and provide Ipsen and LGC the right to terminate the license in the event of our material breach of the license agreement, our failure to initiate or complete certain development of a licensed product, or our commencement of an action seeking to have an Ipsen or LGC licensed patent right declared invalid. Termination of our license from Ipsen or LGC would result in our loss of the right to use the licensed intellectual property, which would materially adversely affect our ability to develop and commercialize setmelanotide and LB54640, respectively, as well as harm our competitive business position and our business prospects. Furthermore, if our license agreement with LGC were terminated, we may be subject to certain refunds or be subject to certain payments to LGC.

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

Risks Related to Regulatory Approval and Marketing of Setmelanotide and Other Legal and Compliance Matters

Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such candidates and our ability to generate revenue will be materially impaired.

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

In addition, obtaining FDA or EC approval is a complex, lengthy, expensive and uncertain process, and the FDA, EMA or equivalent competent authorities in foreign jurisdictions may delay, limit or deny approval of our product candidates for many reasons, including, among others:

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

The Patient Protection and Affordable Care Act (ACA) was signed into law in 2010. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affects the U.S. pharmaceutical industry. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, revising the “average manufacturer price” definition, and extending rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well;
●	expansion of the list of entity types eligible for participation in the Public Health Service 340B drug pricing program, or the 340B program, to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempting “orphan drugs,” such as IMCIVREE, from the 340B ceiling price requirements for these covered entities;
●	establishment of the Medicare Part D coverage gap discount program (to be replaced by a new discount program in 2025, as discussed below), which requires manufacturers to provide a 70% point of sale discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	a Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

●	establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, including prescription drug spending.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law.  This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010.  Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024);  and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).  The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented.  On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

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

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration, or HRSA, and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs,” such as IMCIVREE, from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results.

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

Our employees may engage in misconduct or other improper activities, whether knowingly or unknowingly, including violating applicable regulatory standards and requirements or engaging in insider trading, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional or unintentional failures to comply with the regulations of the FDA and applicable non U.S. regulators, provide accurate information to the FDA and applicable non U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Some of these laws and related risks are described under the risk factor “We may be subject to federal and state healthcare laws and regulations. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, substantial civil penalties, reputational harm and diminished profits and future earnings” of this Quarterly Report.

Actual or perceived failure to comply with data protection, privacy and security laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

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

We expect to increase our number of employees and the scope of our operations. In particular, we will need to continue our transition from a research and development focused company to a commercial-stage company. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business and commercial opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy.

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

Our information technology systems, or those of our third-party CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of setmelanotide and other product candidate development programs, regulatory investigations, enforcement actions and lawsuits.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of June 30, 2024, we had 61,095,949 shares of common stock outstanding. In addition, on July 10, 2023, we filed with the SEC a prospectus supplement to the prospectus included in the Company’s registration statement on Form S-3ASR filed with the SEC on March 2, 2023, covering the resale from time to time by the holders of the Convertible Preferred Stock of up to an aggregate of 3,124,995 shares of common stock, to satisfy registration rights that the Company granted to such holders in connection with the issuance of the Convertible Preferred Stock. To the extent the holders of the Convertible Preferred Stock convert their shares to common stock and sell such shares, the price of our common stock could be significantly impacted.

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

In connection with the closing of our Investment Agreement, the Company issued 150,000 shares of a new series of the Company’s Convertible Preferred Stock for an aggregate purchase price of $150.0 million, or $1,000 per share. The Convertible Preferred Stock will rank senior to the shares of the Company’s common stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock will initially have a liquidation preference of $1,000 per share; provided that the liquidation preference in dissolution or upon a change of control shall be increased to be 175% of the then applicable liquidation preference, as described in the Amended and Restated Certificate of Designations. The Convertible Preferred Stock is convertible into shares of our common stock at the option of the holders thereof subject to the terms of the Amended and Restated Certificate of Designations.

Additionally, holders of the Convertible Preferred Stock generally will be entitled to vote with the holders of the shares of our common stock, subject to certain restrictions pursuant to the terms of the Amended and Restated Certificate of Designations, on all matters submitted for a vote of holders of shares of our common stock (voting together with the holders of shares of our common stock as one class) on an as-converted basis, subject to certain ownership limitations. On May 7, 2024, the Company filed an Amended and Restated Certificate of Designations in respect of the Convertible Preferred Stock containing certain technical amendments to the terms of the Convertible Preferred Stock. The amendments contained in the Amended and Restated Certificate of Designations (x) limited the voting rights of the Convertible Preferred Stock to 24.9438 shares of the Company’s common stock per $1,000 liquidation preference of Convertible Preferred Stock and (y) eliminated a 1% step up in the interest rate that otherwise would have applied in the unlikely event that the Company was required to obtain and failed to obtain stockholder approval for certain conversion shares underlying the Convertible Preferred Stock. Additionally, certain matters will require the approval of the holders of two-thirds of the outstanding Convertible Preferred Stock, voting as a separate class, including (1) the authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior or pari passu equity securities or any security convertible into, or exchangeable or exercisable for, shares of senior or pari passu equity securities, (2) amendments, modifications or repeal of any provision of the Company’s charter or of the Amended and Restated Certificate of Designations that would adversely affect the rights, preferences or voting powers of the Convertible Preferred Stock, and (3) certain business combinations and binding or statutory share exchanges or involving the Convertible Preferred Stock unless such events do not adversely affect the rights, preferences or voting powers of the Convertible Preferred Stock.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders and our bylaws designate the federal district courts of the United States as the exclusive forum for actions arising under the Securities Act, which could limit our stockholders’ ability to obtain an alternate preferred judicial forum for disputes with us or our directors, officers or employees.

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

None.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider Trading Arrangements and Policies.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	05/04/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/18/2023	3.1
3.3	Certificate of Designations	8-K	04/16/2024	3.1
3.4	Amended and Restated Certificate of Designations	10-Q	05/07/2024	3.4
10.1*	Non-Employee Director Compensation Program.
10.2	Investment Agreement dated April 1, 2024, by and between Rhythm Pharmaceuticals, Inc., certain affiliates of Perceptive Advisors LLC, and certain other investors	8-K	04/01/2024	10.1
10.3	Rhythm Pharmaceuticals, Inc. 2017 Equity Incentive Plan Performance Unit Agreement	10-Q	05/07/2024	10.4
10.4	Third Amendment to Lease, dated May 2, 2024, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	10-Q	05/07/2024	10.5
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: August 6, 2024	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2024	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)