Form 10-Q/A
period 2024-06-30
RHYTHM PHARMACEUTICALS, INC.
filed 2024-08-14
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Rhythm Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2024 (the “Original Filing”) to amend Part II “Item 5. Other Information” by adding disclosure regarding “Rule 10b5-1 trading arrangements” as defined in Item 408(a) of Regulation S-K that were entered into during the quarter ended June 30, 2024 by each of (i) Pamela J. Cramer, the Company’s Chief Human Resources Officer; (ii) Lynn Tetrault, a member of the Company’s board of directors; and (iii) Jennifer Good, a member of the Company’s board of directors.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Part II “Item 6. Exhibits” hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002, as amended), as no financial statements are being filed with this Amendment. Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

PART II – OTHER INFORMATION

Item 5. Other Information

(c)	Insider Trading Arrangements and Policies.

On May 10, 2024, Pamela J. Cramer, the Company’s Chief Human Resources Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 98,937 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) until May 15, 2025.

On May 13, 2024, Lynn Tetrault, a member of the Company’s board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 35,000 shares of the Common Stock until November 28, 2024.

On May 22, 2024, Jennifer Good, a member of the Company’s board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 83,500 shares of the Common Stock until May 22, 2025.

Other than as disclosed above, during the three months ended June 30, 2024, no director or “officer”  (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

RHYTHM PHARMACEUTICALS, INC.

Dated: August 14, 2024	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)