Form 10-Q
period 2024-09-30
RHYTHM PHARMACEUTICALS, INC.
filed 2024-11-06
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of November 3, 2024 was 61,457,069.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$47,521	$60,081
Short-term investments	250,869	215,765
Accounts receivable, net	19,306	14,867
Inventory	13,895	8,624
Prepaid expenses and other current assets	8,750	8,931
Total current assets	340,341	308,268
Property and equipment, net	801	1,341
Right-of-use asset	3,588	781
Intangible assets, net	6,388	7,028
Restricted cash	462	328
Other long-term assets	11,992	14,999
Total assets	$363,572	$332,745
Liabilities, Convertible Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable	$4,887	$4,885
Accrued expenses and other current liabilities	54,797	48,262
Other current liability - LG Chem	36,635	—
Deferred revenue	1,286	1,286
Lease liability	—	770
Total current liabilities	97,605	55,203
Long-term liabilities:
Deferred royalty obligation	109,241	106,143
Lease liability, non-current	4,030	490
Derivative liability	—	1,150
Total liabilities	210,876	162,986
Commitments and contingencies (Note 15)
Series A convertible preferred stock, $0.001 par value: 150,000 shares authorized; 150,000 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively. Liquidation preference of $150,000 as of September 30, 2024.	141,481	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 61,436,251 and 59,426,559 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	61	59
Additional paid-in capital	1,123,768	1,064,302
Accumulated other comprehensive (loss) income	(604)	134
Accumulated deficit	(1,112,010)	(894,736)
Total stockholders’ equity	11,215	169,759
Total liabilities, convertible preferred stock and stockholders’ equity	$363,572	$332,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$33,251	$22,504	$88,296	$53,194
Total revenues	33,251	22,504	88,296	53,194
Costs and expenses:
Cost of sales	3,828	2,412	9,581	6,069
Research and development	37,931	33,570	196,789	105,059
Selling, general, and administrative	35,377	30,475	106,174	85,158
Total costs and expenses	77,136	66,457	312,544	196,286
Loss from operations	(43,885)	(43,953)	(224,248)	(143,092)
Other income (expense):
Other income (expense), net	1,088	(159)	2,434	(369)
Gain on settlement of forward contract	—	—	8,900	—
Interest expense	(5,242)	(3,149)	(15,156)	(9,342)
Interest income	4,054	3,466	11,196	10,126
Total other income (expense), net	(100)	158	7,374	415
Loss before income taxes	(43,985)	(43,795)	(216,874)	(142,677)
Provision (benefit) for income taxes	(344)	368	436	368
Net loss	$(43,641)	$(44,163)	$(217,310)	$(143,045)
Accrued dividends on convertible preferred stock	(1,329)	—	(2,631)	—
Net loss attributable to common stockholders	$(44,970)	$(44,163)	$(219,941)	$(143,045)

Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(0.76)	$(3.62)	$(2.50)

Weighted-average common shares outstanding, basic and diluted	61,219,918	57,874,960	60,793,329	57,154,803

Other comprehensive loss:
Net loss attributable to common stockholders	$(44,970)	$(44,163)	$(219,941)	$(143,045)
Foreign currency translation adjustment	(602)	76	(975)	49
Unrealized (loss) gain, net on marketable securities, net of tax	615	(175)	237	(70)
Comprehensive loss	$(44,957)	$(44,262)	$(220,679)	$(143,066)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock & Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	—	—	59,426,559	$59	$1,064,302	$134	$(894,736)	$169,759
Stock-based compensation expense	—	—	—	—	7,767	—	—	7,767
Issuance of common stock in connection with ESPP	—	—	28,495	—	673	—	—	673
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	1,077,271	1	6,352	—	—	6,353
Issuance of common stock as consideration for LGC license	—	—	432,143	—	18,716	—	—	18,716
Foreign currency translation adjustment	—	—	—	—	—	(71)	—	(71)
Unrealized loss on marketable securities	—	—	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	—	—	(141,372)	(141,372)
Balance at March 31, 2024	—	$—	60,964,468	$60	$1,097,810	$(181)	$(1,036,108)	$61,581
Issuance of Series A Preferred Stock, net of $2,250 of issuance costs	150,000	138,850	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,358	—	—	10,358
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	131,481	—	1,403	—	—	1,403
Accretion of preferred stock dividends	—	1,302	—	—	(1,302)	—	—	(1,302)
Foreign currency translation adjustment	—	—	—	—	—	(302)	—	(302)
Unrealized loss on marketable securities	—	—	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	—	—	(32,261)	(32,261)
Balance at June 30, 2024	150,000	$140,152	61,095,949	$60	$1,108,269	$(617)	$(1,068,369)	$39,343
Stock-based compensation expense			—	—	11,001	—	—	11,001
Issuance of common stock in connection with ESPP	—	—	16,059	—	597	—	—	597
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	324,243	1	5,230	—	—	5,231
Accretion of preferred stock dividends	—	1,329	—	—	(1,329)	—	—	(1,329)
Foreign currency translation adjustment	—	—	—	—	—	(602)	—	(602)
Unrealized gain on marketable securities	—	—	—	—	—	615	—	615
Net loss	—	—	—	—	—	—	(43,641)	(43,641)
Balance at September 30, 2024	150,000	$141,481	61,436,251	$61	$1,123,768	$(604)	$(1,112,010)	$11,215

Balance at December 31, 2022	—	—	56,612,429	56	974,356	(92)	(710,058)	264,262
Stock-based compensation expense	—	—	—	—	6,376	—	—	6,376
Issuance of common stock in connection with ESPP	—	—	32,169	—	665	—	—	665
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	207,806	—	553	—	—	553
Foreign currency translation adjustment	—	—	—	—	—	21	—	21
Net unrealized gains on short-term investments	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	(52,179)	(52,179)
Balance at March 31, 2023	—	$—	56,852,404	$56	$981,950	$(6)	$(762,237)	$219,763
Stock-based compensation expense	—	—	—	—	8,891	—	—	8,891
Issuance of common stock in connection with ESPP	—	—		—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	43,664	1	341	—	—	342
Issuance of common stock upon completion of public offering, net of offering costs	—	—						—
Foreign currency translation adjustment	—	—	—	—	—	(48)	—	(48)
Net unrealized gains on short-term investments	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(46,703)	(46,703)
Balance at June 30, 2023	—	$—	56,896,068	$57	$991,182	$(14)	$(808,940)	$182,285
Stock-based compensation expense	—	—	—	—	8,612	—	—	8,612
Issuance of common stock in connection with ESPP	—	—	17,650	—	388	—	—	388
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	156,389	—	1,576	—	—	1,576
Issuance of common stock upon completion of ATM equity offering, net of offering costs	—	—	2,019,245	2	48,873	—	—	48,875
Foreign currency translation adjustment	—	—	—	—	—	76	—	76
Net unrealized losses on short-term investments	—	—	—	—	—	(175)	—	(175)
Net loss	—	—	—	—	—	—	(44,163)	(44,163)
Balance at September 30, 2023	—	$—	59,089,352	$59	$1,050,631	$(113)	$(853,103)	$197,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Operating activities
Net loss	$(217,310)	$(143,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	29,126	23,879
Depreciation and amortization	1,180	1,341
Non-cash interest expense	12,190	9,342
Non-cash accretion & amortization of short-term investments	(6,027)	—
Non-cash accretion of other current liability	2,966	—
Non-cash rent expense	289	294
Change in fair value of embedded derivative liability	(1,300)	(150)
Gain on settlement of forward contract	(8,900)	—
Acquired IPR&D assets classified as investing activities	92,385	5,667
Changes in operating assets and liabilities:
Accounts receivable	(4,439)	(8,317)
Inventory	(5,271)	(4,845)
Prepaid expenses and other current assets	181	(2,367)
Deferred revenue	—	(148)
Other long-term assets, net	3,157	1,660
Accounts payable, accrued expenses and other liabilities	6,739	9,915
Net cash used in operating activities	(95,034)	(106,774)
Investing activities
Purchases of short-term investments	(201,935)	(314,265)
Maturities of short-term investments	173,105	291,675
Acquisition of IPR&D assets	(40,500)	(5,667)
Purchases of property and equipment	—	(48)
Net cash used in investing activities	(69,330)	(28,305)
Financing activities
Repayment of deferred royalty obligation	(9,092)	(4,824)
Proceeds from the exercise of stock options	12,986	2,471
Proceeds from issuance of common stock from ESPP	1,270	1,053
Net proceeds from issuance of common stock	—	48,875
Proceeds from royalty financing agreement, net of issuance costs	—	24,370
Gain on settlement of forward contract	8,900	—
Proceeds from Series A Preferred Stock, net of issuance costs	138,850	—
Net cash provided by (used in) financing activities	152,914	71,945
Effect of exchange rates on cash	(975)	50
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,426)	(63,084)
Cash, cash equivalents and restricted cash at beginning of period	60,409	128,005
Cash, cash equivalents and restricted cash at end of period	$47,983	$64,921
Supplemental disclosure of non-cash investing and financing activities:
Non-current liability issued in exchange for the acquisition of IPR&D	$33,669	$—
Issuance of common stock in exchange for IPR&D	$18,716	$—
Accretion of preferred stock dividends	$2,631	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 (MC4R) receptor agonists, including our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are developing therapies for a subset of individuals who have hyperphagia, a pathological hunger that leads to abnormal food-seeking behaviors, and severe obesity due to impaired MC4R pathway signaling, which may be caused by genetic variants or injury to the hypothalamic region. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union, and Great Britain, Canada, and other countries and regions.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception. As of September 30, 2024, the Company had an accumulated deficit of $1.1 billion.  The Company has primarily funded these losses through the proceeds from the sales of common and preferred stock, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. While the Company is generating product revenue, management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprised of research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

At September 30, 2024, the Company had $298,390 of cash and cash equivalents and short-term investments on hand.  On April 1, 2024, the Company entered into an Investment Agreement (the “Investment Agreement”) with certain affiliates of Perceptive Advisors LLC (“Perceptive”) and a life sciences focused institutional investor (each, an “Investor”

and collectively, the “Investors”), relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for an aggregate purchase price of $147,750, net of issuance costs of $2,250, or $1,000 per share (the “Issuance”).  The Issuance closed on April 15, 2024.

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

The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2024, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of its customers. Total revenue by geographic area was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
US	$23,302	$17,939	$64,437	$44,088
Germany	3,618	1,910	8,459	3,281
Other	6,331	2,655	15,400	5,825
Total revenues	$33,251	$22,504	$88,296	$53,194

As of September 30, 2024 and December 31, 2023, long-lived assets at locations outside the United States was not material.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the three months ended September 30, 2024 and 2023, approximately 68% and 80% of all of the Company’s revenue was generated from a single customer in the United States.  For the nine months ended September 30, 2024 and 2023, approximately 73% and 84% of all of the Company’s revenue was generated from a single customer in the United States.  As of September 30, 2024 and December 31, 2023, approximately 65% and 73%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.

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

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  As of September 30, 2024 and December 31, 2023, the Company determined an allowance for doubtful accounts was not required based upon our review of contractual payments and our customers’ circumstances.

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

License Agreements

LG Chem

In January 2024, we entered into a license agreement and share issuance agreement with LG Chem, Ltd. (“LGC”). Under the terms of the license agreement, we obtained worldwide rights to develop LGC’s proprietary compound bivamelagon (LB54640) and assumed sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of bivamelagon (LB54640). The SIGNAL trial is a randomized, placebo-controlled, double-blind study designed to enroll and evaluate approximately 28 patients with acquired hypothalamic obesity. On July 23, 2024, the Company announced that the first patients have been dosed and participants in the SIGNAL trial will receive one of three doses of bivamelagon (LB54640) or placebo by oral administration once daily for 14 weeks (patients may continue on open-label therapy for up to 52 weeks), and the primary endpoint of the study is the change from baseline in body mass index after 14 weeks of treatment. The open-label, single-arm, 16-week ROUTE trial is designed to enroll five patients with POMC or LEPR deficiency obesity.

We paid LGC $40.0 million in cash and issued shares of our common stock with an aggregate fair value of $18.7 million. The shares were issued at a per share price equal to the ten-day volume weighted-average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024. We also agreed to make an additional $40.0 million payment in cash 18 months after the effective date of the license agreement.  This payment has been recorded in research and development expense at its present value and reflected in other long-term liabilities on our unaudited condensed consolidated balance sheet.

In addition, under the terms of the license agreement, we agreed to pay LGC up to $205 million in cash upon achieving various regulatory and sales milestones based on net sales of bivamelagon (LB54640).  Subject to the completion of Phase 2 development of bivamelagon (LB54640), the Company also has agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from its MC4R portfolio, including bivamelagon (LB54640), commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon (LB54640) in a region if bivamelagon (LB54640) is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon (LB54640) for the limited remainder of the royalty term in the relevant region.

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

The Company received total upfront consideration of $8,040 comprised of an upfront payment of $7,000, and the estimated fair value of the RareStone equity of $1,040. The Company determined that the RareStone License contains two performance obligations, the delivery of the license and the supply of clinical and commercial product. The Company further determined the supply of commercial product to RareStone contains a significant future discount and estimates the discount to be $1,286, which is recorded as a component of deferred revenue on the consolidated balance sheet at September 30, 2024 and December 31, 2023.

No license revenue was recognized during three and six months ended September 30, 2024 and 2023, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the three and nine months ended September 30, 2024 and 2023, respectively.

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

Foreign Currency Translation

The majority of the Company’s operations occurs in subsidiaries that have the U.S. dollar denominated as its functional currency. The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity.  Net foreign currency exchange transaction gains (losses), which are included in other (expense) income, net on our consolidated statements of operations, were immaterial for the three and nine months ended September 30, 2024 and 2023.

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

The Company’s cash equivalents and marketable securities and derivative liability at September 30, 2024 and December 31, 2023 were carried at fair value, determined according to the fair value hierarchy.  See Note 6 for further discussion.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities at September 30, 2024 and December 31, 2023, respectively.

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

The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options	6,783,859	6,881,198	6,783,859	6,881,198
Restricted stock units	1,811,504	1,081,619	1,811,504	1,081,619
Performance stock units	249,322	582,319	249,322	582,319
Common stock reserved for the conversion of Series A convertible preferred stock	3,125,000	—	3,125,000	—
Potential common shares	11,969,685	8,545,136	11,969,685	8,545,136

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

3. Asset Acquisitions

LG Chem, Ltd.

On January 4, 2024, the Company entered into a license agreement and share issuance agreement with LG Chem, Ltd. (“LGC”).  Under the terms of the license agreement, the Company obtained worldwide rights to LGC’s proprietary compound bivamelagon (LB54640) and assumed sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of bivamelagon (LB54640).

The total purchase consideration of $92.4 million was composed of $40.0 million of cash paid at closing and issued shares of the Company’s common stock with an aggregate value of $20.0 million. The shares were issued at a per share price equal to the ten-day volume weighted average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024.  As of January 4, 2024, the fair value of common stock issued was $18.7 million.  The total purchase consideration also includes an additional $40.0 million license fee payable in 18 months, whose present value at closing was $33.7 million, and $0.8 million of transaction costs which are recorded as selling, general and administrative expenses. The carrying value of the license fee payable is $36.6 million as of September 30, 2024.

In addition, under the terms of the license agreement, we agreed to pay LGC up to $205 million in cash upon achieving various regulatory and sales milestones based on net sales of bivamelagon (LB54640).  In addition and subject to the completion of Phase 2 development of bivamelagon (LB54640), the Company has agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from its MC4R portfolio, including bivamelagon (LB54640), commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon (LB54640) in a region if bivamelagon (LB54640) is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon (LB54640) for the limited remainder of the royalty term in the relevant region.

The assets acquired were In-Process Research and Development (“IPR&D”) assets.  However, since the IPR&D assets were determined to have no alternative future use, the Company recognized the $92.4 million of purchase consideration as research and development expense in the nine months ended September 30, 2024.

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

4. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2024	2023
Raw Materials	$5,020	$4,625
WIP	840	1,104
Finished Goods	8,035	2,895
Total Inventory	$13,895	$8,624

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Research and development costs	$14,810	$12,925
Professional fees	5,760	3,833
Payroll related	12,952	15,439
Royalties	1,662	1,180
Sales allowances	15,299	9,475
Other	4,314	5,410
Accrued expenses and other current liabilities	$54,797	$48,262

6. Fair Value of Financial Assets and Liabilities

As of September 30, 2024 and December 31, 2023, the carrying amount of cash and cash equivalents and short-term investments was $298,390 and $275,846 respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$37,680	$—	$—	$37,680
Marketable securities:
US treasury securities	49,655	—	—	49,655
Corporate debt securities and commercial paper	—	201,214	—	201,214
Derivative asset:	—	—	150	150
Total	$87,335	$201,214	$150	$288,699

	Fair Value Measurements as of
	December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	40,868	4,979	—	45,847
Marketable securities:
Corporate debt securities and commercial paper	—	215,765	—	215,765
Total	$40,868	$220,744	$—	$261,612
Liabilities:
Derivative liability	$—	$—	$1,150	$1,150
Total	$—	$—	$1,150	$1,150

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

The forward contract associated with our Series A Convertible Preferred Stock, as discussed further in Note 10, “Series A Preferred Stock”, is measured at fair value. In order to value the forward contract, a binomial lattice model was used to determine the fair value of the Series A Preferred Stock.  The fair value of the forward contract was measured as the difference between the consideration payable of $150,000 and the fair value of the Series A Preferred Stock. The fair value of the forward contract was determined to be $0 at initial issuance and the change in the fair value from initial issuance to settlement of $8,900 was recognized as other income in the condensed consolidated statements of operation for the nine months ended September 30, 2024. The assumptions used in the binomial lattice model include: (1) the Company’s common stock price on the issuance and settlement dates; (2) the Conversion Price as of $48.00 as per the Agreement; (3) a 20-year term to maturity; (4) an estimate of the Company’s credit risk-adjusted discount rate; and (5) volatility.

	Nine months ended
	September 30,
	2024	2023
Beginning aggregate estimated fair value of Level 3 liabilities (assets)	$1,150	$1,340
Change in fair value of embedded derivative	(1,300)	(150)
Fair value of forward contract - Series A Convertible Preferred Stock	8,900	—
Settlement of forward contract	(8,900)	—
Ending aggregate estimated fair value of Level 3 liabilities (assets)	$(150)	$1,190

Marketable Securities

The following tables summarize the Company's marketable securities:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$200,864	$379	$(29)	$201,214
U.S. Treasury Securities (due within 1 year)	49,484	174	(3)	49,655
	$250,348	$553	$(32)	$250,869

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$215,490	$282	$(7)	$215,765
	$215,490	$282	$(7)	$215,765

7. Right of Use Asset and Lease Liability

The Company has a material operating lease for its head office facility located in Boston, Massachusetts and other immaterial operating leases for certain equipment.  On May 2, 2024, the Company entered into an agreement to amend the current operating lease agreement for its head office facility. Under the amendment, the current lease was extended for five years through July 31, 2030, with $5.7 million committed to future lease payments.  The Company acquired Right of Use Assets of $3.1 million under the amended operating lease.

The Company measured the lease liability associated with the office lease modification using an incremental borrowing rate (“IBR”) of 13%.  The Company estimated the IBR for the leased asset based on a range of comparable interest rates the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.  As of September 30, 2024, the Company has not entered into any lease arrangements classified as a finance lease.

Rent expense, or operating lease costs, was $302, $908, $280 and $867, for the three and nine month periods ended September 30, 2024 and 2023.

Supplemental cash flow information related to the Company’s lease for the nine months ended September 30, 2024 and 2023, includes cash payments of $636 and $623, respectively, used in the measurement of its operating lease liability.  As of September 30, 2024, the Company’s operating lease liability has a weighted average remaining lease term of approximately five years.

The following table presents the maturities of the Company’s operating lease liability related to office space as of September 30, 2024, all of which is under a non-cancellable operating lease:

Operating Lease
2024	$215
2025	456
2026	1,103
2027	1,125
2028	1,148
2029	1,171
2030	691
Total operating lease payments	5,909
Less: imputed interest	(1,879)
Total operating lease liability	$4,030

8. Intangible Assets

		As of September 30, 2024			As of December 31, 2023
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Capitalized Milestones	11	$9,000	$(2,612)	$6,388	$9,000	$(1,972)	$7,028

As of September 30, 2024, the Company’s finite-lived net intangible assets, which totaled $6,388 resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.

As of September 30, 2024, amortization expense for the next five years and beyond is summarized as follows:

2024	$214
2025	854
2026	855
2027	854
2028	855
Thereafter	2,756
Total	$6,388

Amortization expense totaled $214, $641, $214, and $641 for the three and nine months ended September 30, 2024 and 2023, respectively. Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss.

9. Income Taxes

The Company recorded an income tax (benefit) provision of approximately ($344), $436, $368, and $368 for the three and nine months ended September 30, 2024 and 2023, respectively.  The income tax provision is a result of taxable income from the Company’s foreign jurisdictions. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year ended December 31, 2024.

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

The Company determined the obligation to issue 150,000 shares of Convertible Preferred Stock to Perceptive and Investors in the future at a set price represented a forward contract which was required to be accounted for at fair value. The fair value of the forward contract was measured as the difference between the fair value of the Series A Preferred Stock, as determined using a binomial lattice valuation model, and the consideration payable to the Company. The assumptions used in the binomial lattice model include: (1) the Company’s common stock price on the issuance and settlement dates; (2) the Conversion Price as of $48.00 as per the Agreement; (3) a 20-year term to maturity; (4) an estimate of the Company’s credit risk-adjusted discount rate; and (5) volatility. The fair value of the forward contract upon issuance was determined to be $0. Upon closing, the value of the forward contract was determined to be $8,900 and the fair value of the Convertible Preferred Stock was determined to be $141,100. The Convertible Preferred Stock was recorded at its fair value on the Issuance and the change in fair value of the forward contract was recorded as other income in its consolidated statement of operations for the nine months ended September 30, 2024. Issuance costs of $2,250 were incurred and recorded as a reduction in the carrying value of the Convertible Preferred Stock in the three months ended June 30, 2024.

The Company classifies its Series A Convertible Preferred Stock outside of stockholders’ equity as the redemption of such shares is outside the Company’s control. The Company did not adjust the carrying values of the Series A Convertible Preferred Stock to redemption value as the shares are not probable of becoming redeemable as of September 30, 2024.

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

If a change of control occurs, each holder shall have the right to require the Company to repurchase all, or any whole number of shares that is less than all, of the holder’s Series A Preferred Stock at an amount equal to 1.75 multiplied by the sum of the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus PIK Dividends) plus any unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference).  As of September 30, 2024, the Company did not adjust the carrying value of the Series A Preferred Stock to its redemption value, since a change of control was determined to not be probable.

Dividends:

After the second anniversary, dividends on the Convertible Preferred Stock accrue quarterly, at a 6% annual rate, and if not paid out in cash before the quarter end, will become PIK Dividends and added to the liquidation preference, or original issue price plus PIK Dividends.  Since dividends do not commence until the second anniversary of the Issuance, the Convertible Preferred Stock is considered increasing rate preferred stock.  Accordingly, the Company accretes the dividends, using the effective interest method, from Issuance to the first contractual call date, April 15, 2029.  The Company accrued dividends of $1,329 for the three months ended September 30, 2024, as a reduction to Additional Paid-In Capital and an increase to the carrying value of Convertible Preferred Stock.  The carrying value of Convertible Preferred Stock as of September 30, 2024 is $141,481.

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

11. Common Stock

As of September 30, 2024, an aggregate of 15,407,579 shares of common stock were reserved for issuance under the Company’s stock plans, which number includes stock options, restricted stock units, and performance stock units that have been granted covering 8,844,685 shares of common stock, 150,000 shares of Convertible Preferred Stock potentially convertible into 3,125,000 shares of common stock, and 1,872,738 shares of common stock that remain available for future grants under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), 2017 Employee Stock Purchase Plan and 2022 Employment Inducement Plan (the “Inducement Plan”).

On November 2, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $100.0 million, from time to time through an “at the market” equity offering program under which Cowen acts as sales agent (the “ATM Program”). Between August 10, 2023 and August 21, 2023, the Company sold approximately two million shares of its common stock in the ATM Program for net proceeds of approximately $48.9 million. The Company intends to use the net proceeds from the ATM Program to support its global commercialization efforts for IMCIVREE clinical development programs in hypothalamic obesity and other rare MC4R pathway diseases.

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

On January 4, 2024, the Company issued 432,143 shares of common stock as partial consideration for its acquisition of the worldwide rights to LGC’s proprietary compound bivamelagon (LB54640).

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

The exercise price of stock options granted under the Inducement Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of September 30, 2024, 570,603 stock option awards and 386,535 restricted stock unit awards have been granted under the Inducement Plan. As of September 30, 2024, 42,862 shares of common stock are available for future grant under the Inducement Plan.

12. Related-Party Transactions

Expenses paid directly to related parties for the three and nine months ended September 30, 2024 and 2023, were immaterial. Outstanding payments due to related parties as of September 30, 2024 and December 31, 2023 were immaterial.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125,000, 7.5% on annual net revenues of between $125,000 and $300,000 and 2.5% on annual net revenues exceeding $300,000. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. We made repayments of $9,092 in the nine months ended September 30, 2024.  As of September 30, 2024 we have made cumulative payments of $16,622.

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative asset (liability) was $150 and ($1,150) as of September 30, 2024 and December 31, 2023, respectively. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the three and nine months ended September 30, 2024 and 2023, we recognized other income of $510, $1,300, $130 and $150, respectively, due to the remeasurement of the embedded derivative liability.

The carrying value of the deferred royalty obligation as of September 30, 2024 was $109,241 based on $100,000 of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value of the deferred royalty obligation approximated fair value as of September 30, 2024 and December 31, 2023. The effective interest rate as of September 30, 2024 was 15.47%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3,287. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

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

Based on the Company’s current development plans as of September 30, 2024, the Company does not expect to make milestone payments due to third parties during the next 12 months from the filing of this Form 10-Q, in connection with our license agreements. These milestones are generally recognized in the period in which the achievement of the underlying milestones becomes probable. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: the promise or potential of any of our products or product candidates; the marketing, commercialization, and sales of IMCIVREE (setmelanotide), the design, success, cost and timing of our product development activities and clinical trials for setmelanotide, RM-718, bivamelagon (LB54640), and our other product candidates; our ability to obtain regulatory approval for setmelanotide in further indications, as well as for RM-718, bivamelagon (LB54640), and our other product candidates; our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; the sufficiency of our cash, cash equivalents and short-term investments to fund our operations; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed, and the impact of termination; our marketing, commercial sales, revenue generation, and cost of revenue; expectations surrounding our manufacturing arrangements; the potential financial impact and, the ongoing integration process of Xinvento B.V.; the impact of the current or future economic conditions on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements.  These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks, uncertainties, and other important factors, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor (MC4R) agonists, including our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing therapies for a subset of individuals who have hyperphagia, a pathological hunger that leads to abnormal food-seeking behaviors, and severe obesity due to impaired MC4R pathway signaling, which may be caused by genetic variants or injury to the hypothalamic region. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), Great Britain, Canada and other countries and regions. IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to: (i) proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1) or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS); or (ii) Bardet-Biedl syndrome (BBS). The European Commission (EC) has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. Great Britain’s Medicines & Healthcare Products Regulatory Agency (MHRA) has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. We have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 15 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

In addition to initial commercial efforts, we are advancing what we believe is the most comprehensive clinical research program ever initiated in MC4R pathway diseases, with multiple ongoing and planned clinical trials. Our MC4R pathway program is designed to expand the total number of patients who would benefit from setmelanotide therapy or one of our new drug candidates, RM-718, which is designed to be a more selective MC4R agonist with weekly administration, or bivamelagon (LB54640), an investigational oral small molecule MC4R agonist in Phase 2 clinical trials. With setmelanotide, we have completed enrollment in our Phase 3 trial in patients with acquired hypothalamic obesity. Our Phase 3 EMANATE trial, comprised of four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases is ongoing, and we recently completed our Phase 2 DAYBREAK trial evaluating setmelanotide in additional genetic indications. With RM-718, in March 2024 we initiated Phase 1 in-human trials, including a multiple-ascending dose study in patients with acquired hypothalamic obesity and expect to begin dosing patients in Part C of this Phase 1 trial in the first quarter of 2025, following completion and final analysis of non-clinical toxicology studies to support long-term dosing and the submission to applicable regulatory authorities of our amendment to the protocol to enable longer term dosing of these patients. In July 2024, we announced that we had dosed the first patients in our Phase 2 trial evaluating bivamelagon (LB54640) in patients with acquired hypothalamic obesity. In our recently completed Phase 3 pediatrics trial in 12 patients between the ages of 2 and younger than 6 with BBS or POMC or LEPR deficiency obesities, setmelanotide achieved the primary endpoint with a 3.04 mean reduction in BMI-Z score (a measure of body mass index deviations from what is considered normal) and 18.4 percent mean reduction in BMI. We are seeking regulatory approval in the United States to expand the label for IMCIVREE to treat patients as young as 2 years of age with these diseases based on these data.

We are leveraging what we believe is the largest known DNA database focused on obesity - with almost 80,000 sequencing samples as of December 31, 2023 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Our sequencing-based epidemiology estimates show that each of these genetically-defined MC4R pathway deficiencies are considered rare diseases, according to established definitions based on patient populations. Our epidemiology estimates are approximately 4,600 to 7,500 for U.S. patients in initial FDA-approved indications, including obesity due to biallelic POMC, PCSK1 or LEPR deficiencies, and BBS. We estimate the epidemiology for patients with acquired hypothalamic obesity to be between 5,000 and 10,000 in the United States, based on our analysis of published literature. Our epidemiology estimates for the indications being studied in our Phase 3 EMANATE trial suggest that approximately 53,000 U.S. patients with one of these genetically driven obesities have the potential to respond well to setmelanotide. Similarly, our epidemiology estimates for patients with genetic indications who demonstrated an initial response in our Phase 2 DAYBREAK trial is approximately 65,300. We believe that all these patients face similar challenges as other patients with rare diseases, namely lack of awareness, resources, tests, tools and, especially, therapeutic options.

Additional recent clinical, regulatory, corporate and commercial updates include:

On November 5, 2024, we reported that revenue from global sales of IMCIVREE was $33.3 million for the third quarter of 2024, an increase of 14% percent on a sequential basis from the second quarter of 2024, primarily driven by sales for BBS. In the third quarter of 2024, revenue of $23.3 million, or 70% of product revenue, was generated in the United States, an increase of 8% on a sequential basis; revenue of $10.0 million, or 30% of product revenue, was generated outside the United States, an increase of 35% on a sequential basis.

On November 5, 2024, during the Obesity Society’s ObesityWeek® conference in San Antonio, we and our collaborators delivered several presentations, including:

●	Real-world data from patients participating in an early-access program in France that showed eight adult patients with acquired hypothalamic obesity achieved a mean BMI reduction of 12.8% at three months on setmelanotide therapy; three of these patients reached six months on therapy and achieved a mean

BMI reduction of 15.4%. These results demonstrate the clinical benefit of setmelanotide in adult patients who had lived with hypothalamic obesity for an average of 12.1 years;
●	Data from the extension phase of our Phase 2 trial of setmelanotide showed that patients with acquired hypothalamic obesity who were on therapy for more than one year (n=11) achieved a mean overall percent reduction in fat mass of 29.6%, versus a reduction in lean muscle mass of 7.7% (these same patients had achieved mean BMI reduction of 25.5%); and four male patients between 11 and 14 years old at baseline exhibited an increase in muscle mass; and
●	Encouraging data from the our exploratory Phase 2 DAYBREAK study showing that 27 of 32 patients on setmelanotide, or 84% of patients, achieved or maintained >5% BMI reduction from baseline through stage 2 for a total of 40 weeks, compared to 5 of 17 patients, or 29.4% of patients, who transitioned to placebo for 24 weeks during stage 2; also in DAYBREAK, a 12.4% mean percent BMI reduction was observed for all patients on continuous setmelanotide therapy over 40 weeks (n=32).

On October, 24, 2024, we announced a joint research collaboration with Axovia Pharmaceuticals, led by Professor Philip Beales, CEO and Co-founder, in order to better understand the global epidemiology of BBS, how various symptoms impact patients and their families’ lives, the underlying genetics of this disease, and the need for improved diagnosis and additional treatment options.

On August 26, 2024, we announced that the FDA accepted with Priority Review our supplemental New Drug Application (sNDA) for IMCIVREE to treat children as young as 2 years old in its approved indications. The FDA assigned a Prescription Drug User Fee Act (PDUFA) goal date of December 26, 2024.

We currently expect to achieve the following near-term milestones:

●	Complete enrollment in the supplemental, 12-patient Japanese cohort of our global Phase 3 trial evaluating setmelanotide in acquired hypothalamic obesity by the end of 2024;
●	Complete enrollment in two substudies in the Phase 3 EMANATE trial evaluating setmelanotide in genetically caused MC4R pathway diseases by the end of 2024;
●	Complete enrollment in our Phase 2 trial evaluating oral MC4R agonist bivamelagon (LB54640) in acquired hypothalamic obesity in the first quarter of 2025;
●	Begin dosing patients with acquired hypothalamic obesity in Part C of the Phase 1 trial evaluating the weekly, MC4R agonist RM-718 in the first quarter of 2025; and
●	Announce top-line data in the Phase 3 trial evaluating setmelanotide in acquired hypothalamic obesity in the first half of 2025.

Up until recently, our operations have been limited primarily to conducting research and development activities for setmelanotide. To date, we have not generated sufficient cash flow from product sales and have financed our operations primarily through the proceeds received from our sales of common and preferred stock, royalty interest financing, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock.  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through October 2022, we have raised aggregate net proceeds of approximately $791.5 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We also received $100.0 million from the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. in February 2021.  In June 2022, we entered into the Revenue Interest Financing Agreement (“RIFA”), with entities managed by HealthCare Royalty Partners, collectively referred to as the Investors, and through December 31, 2023 have received cumulative proceeds of $96.7 million, net of certain transaction costs. On April 1, 2024, we entered into an Investment Agreement with certain investors resulting in the issuance of convertible preferred stock to the investors and proceeds to the Company of $150.0 million, as disclosed in Note 10, “Series A Preferred Stock”.

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

As of September 30, 2024 we had an accumulated deficit of $1.1 billion. Our net loss was $43.6 million, $217.3 million, $44.2 million and $143 million for the three and nine months ended September 30, 2024 and 2023, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:

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

As of September 30, 2024, our existing cash and cash equivalents and short-term investments were approximately $298.4 million.

We expect that our existing cash and cash equivalents and short-term investments as of September 30, 2024 will be sufficient to fund our operations into 2026.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Financial Operations Overview

Revenue, net

Revenues from product sales are recorded at the net sales price, or the transaction price, which includes estimates of variable consideration for which reserves are established and which result from discounts, rebates, and co-pay assistance that are offered within contracts between us and our customers, health care providers and other indirect customers relating to the sale of IMCIVREE.

To date, we have generated approximately $185.8 million in product revenue.  Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021.  We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France during March 2022 under the paid early access program.  IMCIVREE was approval by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively.  Following these approvals for BBS, we expect our sales of IMCIVREE will continue to grow as we identify and treat more patients with this disease and obtain reimbursement throughout the international markets in which we operate.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery and genetic sequencing efforts, and the clinical development of setmelanotide, which include:

●	expenses incurred under agreements with third parties, including CROs that conduct research and development and preclinical activities on our behalf, and the cost of consultants and CMOs that manufacture drug products for use in our preclinical studies and clinical trials;
●	employee-related expenses including salaries, benefits and stock-based compensation expense;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials;
●	the cost of genetic sequencing of potential patients in clinical studies;
●	facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs;
●	acquired in process research and development costs associated with the acquisition of Xinvento B.V., or Xinvento in the three months ended March 31, 2023; and
●	acquired in process research and development costs associated with the acquisition of LG Chem, Ltd.’s, or LGC’s proprietary compound bivamelagon (LB54640) in the three months ended March 31, 2024.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our current research and development expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Research and development summary	2024	2023	2024	2023
Research and development expense	$37,931	$33,570	$196,789	$105,059

We are unable to predict the duration and costs of the current or future clinical trials of our product candidates. The duration, costs, and timing of clinical trials and development of setmelanotide, RM-718, bivamelagon (LB54640), and a potential therapeutic product candidate for congenital hyperinsulinism (CHI) will depend on a variety of factors, including:

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selling, general and administrative summary	2024	2023	2024	2023
Selling, general and administrative expense	$35,377	$30,475	$106,174	$85,158

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Change
	2024	2023	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$33,251	$22,504	$10,747	48%
Costs and expenses:
Cost of sales	3,828	2,412	1,416	59%
Research and development	37,931	33,570	4,361	13%
Selling, general, and administrative	35,377	30,475	4,902	16%
Total costs and expenses	77,136	66,457	10,679	16%
Loss from operations	(43,885)	(43,953)	68	(0)%
Other income (expense), net	(100)	158	(258)	(164)%
Loss before income taxes	(43,985)	(43,795)	(190)	0%
Provision for income taxes	(344)	368	(712)	(193)%
Net loss	$(43,641)	$(44,163)	$522	(1)%

Product revenue, net.  Product revenue, net increased by $10.7 million to $33.3 million for the three months ended September 30, 2024 from $22.5 million for the three months ended September 30, 2023, an increase of 48%.  We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States in June 2022. For the three months ended September 30, 2024 and 2023, a substantial amount of our product revenue, or 68% and 80%, respectively, was generated from sales of our product to patients in the United States.

Cost of sales. Cost of sales increased by $1.4 million to $3.8 million for the three months ended September 30, 2024 from $2.4 million for the three months ended September 30, 2023, an increase of 59%, which was driven by a corresponding increase in revenue in the three months ended September 30, 2024.  Cost of sales is composed of royalty expense due to Ipsen Pharma S.A.S., or Ipsen, on our net product revenue, amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the United States and European Union, the cost of product, as well as costs associated with our patient assistance programs.  Specifically, the $1.4 million increase in cost of sales in the three months ended September 30, 2024 from the same period in 2023 was due to $0.5 million of additional royalties due to our growth in sales and $0.9 million attributed to increased product cost associated with higher sales volume.  We expect cost of sales to continue to increase as a percentage of product revenue, net to continue to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense increased by $4.4 million to $37.9 million for the three months ended September 30, 2024 from $33.6 million for the three months ended September 30, 2023, an increase of 13%. The net increase was primarily due to the following:

●	an increase of $2.1 million for ongoing manufacturing development costs for bivamelagon (LB54640).
●	an increase of $1.5 million in our clinical trial costs associated with increased activity in our Phase 3 acquired hypothalamic obesity trial, our Phase 1 clinical trial of RM-718 and the Phase 2 trial of bivamelagon (LB54640); and
●	an increase of $1.4 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development program.

The above increases were partially offset by:

●	a decrease in our clinical trial costs associated with decreased activity in our Phase 2 DAYBREAK trial and pediatrics trial for setmelanotide therapy of approximately $1.3 million.

Selling, general and administrative expense. Selling, general and administrative expense increased by $4.9 million to $35.4 million for the three months ended September 30, 2024 from $30.5 million for the three months ended September 30, 2023, an increase of 16%. The increase was primarily due to the following:

●	an increase of $2.9 million due to increased compensation and benefits related costs, including stock-based compensation, associated with additional headcount to support our expanding business operations as well as to establish commercial operations in international regions;
●	an increase of $1.5 million related to increased marketing and promotion costs to support continued revenue growth; and
●	an increase of $0.7 million related to professional services costs, including legal, consulting and tax services.

Other income (expense), net.  Other income (expense), net decreased by $0.3 million to ($0.1) million for the three months ended September 30, 2024 from $0.2 million for the three months ended September 30, 2023.  The increase was primarily due to the following:

●	recognition of $1.0 million of non-cash interest expense in the three months ended September 30, 2024 associated with accretion of our other current liability payable to LGC in July, 2025;
●	an increase in non-cash interest expense of $1.0 million related to amortization of debt discount and deferred financing fees associated with our higher deferred royalty obligation balance, based on the receipt of our final $25.0 million sales milestone in the three months ended September 30, 2023. The above amounts were partially offset by:

The above amounts were partially offset by:

●	a net increase $1.2 million recognized for the net change in fair value of the embedded derivatives in our debt royalty obligation, as well as realized foreign currency gains; and
●	an increase in interest income of $0.6 million earned on our short-term investments, based on higher investment balances from the proceeds of $150.0 million from the convertible preferred stock issuance.

Comparison of the nine months ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,		Change
	2024	2023	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$88,296	$53,194	$35,102	66%
Total revenues	88,296	53,194	35,102	66%
Costs and expenses:
Cost of sales	9,581	6,069	3,512	58%
Research and development	196,789	105,059	91,730	87%
Selling, general, and administrative	106,174	85,158	21,016	25%
Total costs and expenses	312,544	196,286	116,258	59%
Loss from operations	(224,248)	(143,092)	(81,156)	57%
Other income (expense), net	7,374	415	6,959	1,677%
Loss before income taxes	(216,874)	(142,677)	(74,197)	52%
Provision for income taxes	436	—	436	100%
Net loss	$(217,310)	$(142,677)	$(74,633)	52%

Product revenue, net.  Product revenue, net increased by $35.1 million to $88.3 million for the nine months ended September 30, 2024 from $53.2 million for the nine months ended September 30, 2023, an increase of 66%.  We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States in June 2022. During the nine months ended September 30, 2024 and 2023, a substantial amount of our product revenue, or 73% and 84%, respectively, has been generated in the United States.

Cost of sales. Cost of sales increased by $3.5 million to $9.6 million for the nine months ended September 30, 2024, an increase of 58%.  Cost of sales primarily reflects a royalty due to Ipsen, on our net product sales and the amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the U.S. and EU, the cost of product as well as costs associated with our patient assistance programs.  Specifically, the $3.5 million increase in cost of sales for the nine months ended September 30, 2024 was due to $1.8 million of additional royalties due to our growth in net product revenue and $1.7 million due to higher product costs from higher net product revenue.  We expect cost of sales as a percentage of product revenue, net to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense increased by $91.7 million to $196.8 million for the nine months ended September 30, 2024 from $105.1 million for the nine months ended September 30, 2023, an increase of 87%. The net increase was primarily due to the following:

●	acquired in process research and development costs associated with the acquisition of LGC’s proprietary compound bivamelagon (LB54640) of $92.4 million in the nine months ended September 30, 2024;
●	an increase of $4.3 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs;

●	an increase of $0.9 million in our clinical trial costs associated with increased activity in our Phase 3 hypothalamic obesity trial, our RM-718 clinical trial and the Phase 2 bivamelagon (LB54640) trial acquired from LG Chem; and

The above increases were partially offset by:

●	the purchase of in-process research and development assets of $5.7 million from Xinvento in the nine months ended September 30, 2023, which did not recur in the nine months ended September 30, 2024.

Selling, general and administrative expense. Selling, general and administrative expense increased by $21.0 million to $106.2 million for the nine months ended September 30, 2024 from $85.2 million for the nine months ended September 30, 2023, an increase of 25%. The increase was primarily due to the following:

●	an increase of $12.2 million due to increased salaries, benefits and stock-based compensation related costs associated with additional headcount to support our expanding business operations as well as to build out our commercial operations in the United States and internationally;
●	an increase of $3.5 million related to professional services costs;
●	an increase of $4.5 million due to increased costs associated with marketing, data analytics, website and sponsorships; and
●	an increase of $1.6 million due to increased costs associated with information technology, international office space, and general corporate travel related expenses for our expanding workforce.

Other income (expense), net.  Other income (expense), net was $7.4 million for the nine months ended September 30, 2024 as compared to $0.4 million for the nine months ended September 30, 2023.

The increase was primarily due to the following:

●	a gain of $8.9 million recognized for the change in fair value of a forward contract recorded with the issuance of convertible preferred stock;
●	a change in fair value of the embedded derivative in our debt royalty obligation of $1.2 million and realized foreign currency gains of $1.3 million and other income of $0.4 million; and
●	an increase in interest income of $1.1 million earned on our short-term investments, based on higher investment balances from the proceeds of $150.0 million from the convertible preferred stock issuance;

 The above amounts were partially offset by:

●	recognition of $3.0 million of non-cash interest expense in the nine months ended September 30, 2024 associated with accretion of the non-current liability payable to LGC in July, 2025; and
●	an increase in non-cash interest expense of $2.7 million related to amortization of debt discount and deferred financing fees associated with our higher deferred royalty obligation balance, based on the receipt of our final $25.0 million sales milestone in the three months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, our cash and cash equivalents and short-term investments were approximately $298.4 million.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(95,034)	$(106,774)
Investing activities	(69,330)	(28,305)
Financing activities	152,914	71,945
Effect of exchange rates on cash	(975)	50
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,426)	(63,084)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of operating assets and liabilities.

Net cash used in operating activities was $95.0 million for the nine months ended September 30, 2024 and consisted primarily of a net loss of $217.3 million adjusted for non-cash items of $121.9 million, which consisted of non-cash stock-based compensation, non-cash interest expense, non-cash accretion and amortization of short-term investments, non-cash accretion of other current liability, gain on settlement of forward contract, depreciation and amortization, rent expense and the change in the fair value of our embedded derivative liability, totaling $29.5 million. Our net loss adjusted for non-cash items also includes $92.4 million of acquired In Process Research and Development (IPR&D) assets, which are classified as investing activities.  The change in operating assets and liabilities used net cash of approximately $0.3 million, primarily driven by net increases in accounts receivable and inventory of $9.7 million, offset by net decreases in accounts payable and accrued expenses of $6.7 million and net decreases in long-term assets of $3.2 million.

Net cash used in operating activities was $106.8 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of $143.0 million adjusted for non-cash items of $34.7 million, which consisted of noncash stock-based compensation, depreciation and amortization, rent expense and the change in the fair value of our embedded derivative liability. Our net loss also includes $5.7 million of acquired In-Process Research and Development (IPR&D) assets, which are classified as investing activities. The change in operating assets and liabilities used net cash of approximately $4.1 million, primarily driven by net increases in accounts receivable and inventory of $13.2 million from our increasing revenues and a net increase in prepaid expenses and other assets of $0.8 million, offset by a net increase in accounts payable and accrued expenses of $9.9 million due to the timing of vendor and employee bonus payments.

Net cash used in investing activities

Net cash used in investing activities was $69.3 million for the nine months ended September 30, 2024 and relates to purchases of short term investments for $201.9 million and cash used for the purchase of LGC’s proprietary compound bivamelagon (LB54640) for $40.0 million in January 2024, offset by gross maturities of short-term investments of $173.1 million.

Net cash used in investing activities was $28.3 million for the nine months ended September 30, 2023 and relates to gross purchases of short-term investments of $314.2 million and cash used to purchase Xinvento’s IPR&D assets for $5.7 million in February 2023. These cash uses were offset by maturities of short-term investments of $291.7 million.

Net cash provided by financing activities

Net cash provided by financing activities was $152.9 million for the nine months ended September 30, 2024, and consisted of net proceeds of $147.8 million from the issuance of Series A Preferred Stock as well as proceeds of $14.3 million from the exercise of stock options and the issuance of common stock from our Employee Stock Purchase Plan. These proceeds were offset by $9.1 million of repayments of our deferred royalty obligation.

Net cash provided by financing activities was $71.9 million for the nine months ended September 30, 2023, and consisted of net proceeds of $48.9 million from the issuance of common stock, net proceeds of $24.4 million from the final investment tranche of our deferred royalty obligation and proceeds of $3.5 million from the exercise of stock options, and the issuance of common stock from Employee Stock Purchase Plan. These proceeds were offset by $4.8 million of repayments of our deferred royalty obligation.

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

We expect that our existing cash and cash equivalents and short-term investments as of September 30, 2024, will be sufficient to fund our operations into 2026. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the cost to continue to commercialize setmelanotide, by growing our internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the scope, progress, results and costs of clinical trials for our setmelanotide program as well as for RM-718 and bivamelagon (LB54640), and in connection with a therapeutic product candidate for CHI;
●	the costs, timing and outcome of regulatory review of our setmelanotide program as well as for RM-718 and bivamelagon (LB54640), and in connection with a therapeutic product candidate for CHI;
●	the obligations owed to Ipsen, Camurus and Takeda Pharmaceutical Company Limited, or Takeda, and LGC pursuant to our license agreements;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

●	the costs of operating as a public company

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

Contractual obligations

As of September 30, 2024, apart from additional contractual obligations under our acquisition of Xinvento and LGC’s bivamelagon (LB54640) as disclosed in Note 3, “Asset Acquisitions” to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2024, we continued to implement certain internal controls in connection with remediation efforts related to the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (the “Quarterly Report”), including our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Financial Position and Need for Capital

We are a commercial stage biopharmaceutical company with a limited operating history and have not generated significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

We are a commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases.  Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide.  To date we have generated approximately $185.8 million of revenue from product sales.  In the United States, IMCIVREE is approved for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to POMC, PCSK1 or LEPR deficiency as determined by an FDA approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, or BBS.  The EC has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. The MHRA authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above. Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or of uncertain significance.  In total, to date we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 15 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

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

Our net losses were $217.3 million and $143.0 million for the nine months ended September 30, 2024 and 2023, respectively.  As of September 30, 2024, we had an accumulated deficit of $1,112.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide, with clinical trials of our product candidates (RM-718), which is designed to be a more selective MC4R agonist with  weekly administration, and bivamelagon (LB54640), an investigational oral small molecule MC4R agonist now in Phase 2 clinical trials), and with the development of any other product candidates we may choose to pursue, including a product candidate for CHI. In addition, since we have market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 15 countries outside of the United States, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. Nevertheless, setmelanotide may not be a commercially successful drug. We have and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have generated approximately $185.8 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	continue to commercialize setmelanotide by building a commercial organization and/or entering into collaborations with third parties;
●	ensure IMCIVREE is available to patients;
●	continue to achieve market acceptance of setmelanotide in the medical community and with third-party payors;
●	continue to initiate and successfully complete later-stage clinical trials for setmelanotide, RM-718, bivamelagon (LB54640), or other product candidates that meet their clinical endpoints;
●	continue to initiate and successfully complete all studies required to obtain U.S. and foreign marketing approvals for setmelanotide as a treatment to address patients with deficiencies affecting the MC4R pathway; and
●	successfully manufacture or contract with others to manufacture setmelanotide, or RM-718 and bivamelagon (LB54640) if approved.

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

We are currently in the early stages of commercializing IMCIVREE for chronic weight management in patients with obesity due to BBS, POMC, PCSK1 or LEPR deficiencies in the U.S., Canada, the EU and Great Britain and advancing setmelanotide through clinical development for additional indications in the United States and for potential approvals in other countries. Developing peptide therapeutic products is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance setmelanotide in additional clinical trials, as well as in connection with research and development activities for setmelanotide, RM-718, and bivamelagon (LB54640), and in connection with a product candidate for CHI  as a result of the acquisition of Xinvento B.V. We intend to use our available cash resources to advance the clinical development of setmelanotide, for disease-education and community-building activities, patient identification, and commercialization activities related to IMCIVREE. Depending on the status of additional regulatory approvals and commercialization of setmelanotide, as well as the progress we make in sales of IMCIVREE, we may still require significant additional capital to fund the continued development of setmelanotide and our operating needs thereafter, as well as research and development activities for setmelanotide, RM-718, bivamelagon (LB54640), and a product candidate for CHI. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for setmelanotide or otherwise expand more rapidly than we presently anticipate.

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through December 2023, we raised aggregate net proceeds of approximately $791.5 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into a Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners for a total investment amount of up to $100.0 million, conditioned upon our achievement of certain clinical development and sales milestones.  As of September 30, 2024, we have received $96.7 million of aggregate proceeds, net of debt issuance costs, under the RIFA. We also received $147.8 million in net proceeds under an investment agreement, or the Investment Agreement, with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock”, or the Convertible Preferred Stock, for an aggregate purchase price of $150.0 million, or $1,000 per share. As of September 30, 2024, our cash and cash equivalents and short-term investments were approximately $298.4 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2026. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide, as well as for research and development activities for setmelanotide, RM-718, bivamelagon (LB54640), and a product candidate for CHI. Raising funds in the current economic and geopolitical environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to commercialize IMCIVREE and develop setmelanotide, RM-718, bivamelagon (LB54640), and a product candidate for CHI. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or other third parties at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to setmelanotide or technologies or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027 or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. As of September 30, 2024 we have made $16,622 of payments, including $9,092 in the nine months ended September 30, 2024.

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

The exclusive license agreement with LGC is important to our business. If we or LGC fail to adequately perform under the agreement, the development of bivamelagon (LB54640) could be delayed, or if we or LGC terminate the agreement, we would lose our rights to develop and commercialize bivamelagon (LB54640).

In January 2024, we entered into a license agreement and share issuance agreement with LGC. Pursuant to the terms of the license agreement, we obtained exclusive worldwide rights to develop LGC’s proprietary compound bivamelagon (LB54640) and assumed sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of bivamelagon (LB54640). In addition and subject to the completion of Phase 2 development of bivamelagon (LB54640), we have agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from our MC4R portfolio, including bivamelagon (LB54640), commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon (LB54640) in a region if bivamelagon (LB54640) is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon (LB54640) for the limited remainder of the royalty term in the relevant region.  The license agreement will continue until the expiration of the obligation to pay royalties in all countries or regions, unless terminated earlier. We or LGC can terminate the license agreement in certain circumstances, including for the other party’s material uncured breach. If the license agreement is terminated, we would lose our rights to develop and commercialize bivamelagon (LB54640), and, under some circumstances, we could be subject to certain ongoing payments, penalties and fees, all of which in turn would have a material adverse effect on our business.

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

In addition, the pediatric population is an important patient population for setmelanotide, RM-718, and bivamelagon (LB54640), and our addressable patient population estimates include pediatric populations. However, it may be more challenging to conduct studies in younger participants, and to locate and enroll pediatric patients. These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may also result in increased development costs for setmelanotide and any future product candidates and jeopardize our ability to obtain additional marketing approvals for the sale of setmelanotide. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

Failures or delays in the commencement or completion of our planned clinical trials of setmelanotide, RM-718, or bivamelagon (LB54640) could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Successful completion of our ongoing and planned clinical trials is a prerequisite to submitting an NDA or NDA supplement to the FDA, an MAA to the EMA, and other applications for marketing authorization to equivalent competent authorities in foreign jurisdictions, and consequently, successful completion of such trials, at a minimum, will be required for regulatory approvals and the commercial marketing of setmelanotide for additional indications as well as RM-718 and bivamelagon (LB54640).

We do not know whether our planned clinical trials will begin or whether any of our clinical trials will be completed on schedule, if at all, as the commencement and successful completion of clinical trials can be delayed or prevented for a number of reasons, including but not limited to:

●	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
●	delays in the completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;

●	the FDA or other equivalent competent authorities in foreign jurisdictions may deny permission to proceed with our ongoing or planned trials or any other clinical trials we may initiate, or may place a clinical trial on hold or such trial may be suspended;
●	delays in filing or receiving authorization to proceed under an additional investigational new drug application, or IND, or similar foreign application if required;
●	delays in reaching a consensus with the FDA and other regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	difficulties in obtaining or maintaining Institutional Review Board, or IRB, and/or ethics committee approval or opinion to conduct a clinical trial at a prospective site or sites;
●	since many already diagnosed patients are at academic sites, delays in conducting clinical trials at academic sites due to the particular challenges and delays typically associated with those sites, as well as the lack of alternatives to these sites which have already diagnosed patients;
●	inadequate quantity or quality of setmelanotide, RM-718, bivamelagon (LB54640) or other materials necessary to conduct clinical trials, including delays in the manufacturing of sufficient supply of finished drug product;
●	challenges in identifying, recruiting and training suitable clinical investigators;
●	challenges in recruiting and enrolling suitable patients to participate in clinical trials;
●	severe or unexpected drug related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements, or GCPs, or applicable regulatory guidelines in other countries;
●	occurrence of adverse events associated with setmelanotide, RM-718 or bivamelagon (LB54640) that are viewed to outweigh their potential benefits, or occurrence of adverse events in trial of the same or similar class of agents conducted by other companies;
●	changes to the clinical trial protocols;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;
●	the cost of clinical trials of our product candidates being greater than we anticipate;
●	clinical trials or related non-clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or delay or abandon development of such product candidates; and
●	development of antibodies to the drug or adjuvants may result in loss of efficacy or safety events.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other equivalent competent authorities in foreign jurisdictions, the IRB at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board, or DSMB, or Safety Monitoring Committee, or SMC, overseeing the clinical trial at issue or other equivalent competent authorities due to a number of factors, including, among others:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols;
●	inspection of the clinical trial operations or trial sites by the FDA or other equivalent competent authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;
●	inconclusive results, unforeseen safety issues, adverse side effects or lack of effectiveness;
●	changes in government regulations or administrative actions;
●	problems with clinical trial supply materials; and
●	lack of adequate funding to continue the clinical trial.

Delays in the completion of any preclinical or non-clinical studies or clinical trials of setmelanotide, RM-718 or bivamelagon (LB54640) will increase our costs, slow down our product candidate development and the regulatory approval processes and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of a regulatory approval for setmelanotide, RM-718 or bivamelagon (LB54640). Any delays to our preclinical studies or clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize setmelanotide, RM-718 or bivamelagon (LB54640), in each case if approved, and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

It is currently unclear to what extent the United Kingdom (UK) will seek to align its regulations with the EU. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations are aligned with the CTR. A decision by the UK not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. Once the changes brought by the Windsor Framework are implemented, this may have a further impact on the application of the CTR in Northern Ireland.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Setmelanotide, RM-718 or bivamelagon (LB54640) may cause undesirable side effects that could delay or prevent additional regulatory approvals, limit the commercial profile of approved labeling, or result in significant negative consequences following marketing approval.

First generation MC4R agonists were predominantly small molecules that failed in clinical trials due to significant safety issues, particularly increases in blood pressure, and had limited efficacy. Undesirable side effects caused by setmelanotide, RM-718 or bivamelagon (LB54640) could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive labeling or the delay or denial of additional regulatory approvals by the FDA or other equivalent competent authorities in foreign jurisdictions. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may adversely affect our business, financial condition and prospects significantly.

Setmelanotide, RM-718 and bivamelagon (LB54640) are MC4R agonists. Potential side effects of MC4R agonism, which have been noted either with setmelanotide or with other MC4R agonists in clinical trials and preclinical studies, may include:

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

If these or other significant adverse events or other side effects are observed in any of our ongoing or planned clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB may also suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude setmelanotide, RM-718 or bivamelagon (LB54640) from obtaining or maintaining marketing approval or obtaining additional approvals, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially adversely affect our business, financial condition and prospects.

Further, if we or others identify undesirable side effects associated with or caused by the products, or any other similar product, before or after regulatory approvals, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of setmelanotide, RM-718 or bivamelagon (LB54640), and could substantially increase the costs of commercializing setmelanotide, RM-718 or bivamelagon (LB54640) and significantly impact our ability to successfully commercialize setmelanotide, RM-718 or bivamelagon (LB54640) and generate revenues.

We may not be able to obtain or maintain orphan drug designations for setmelanotide, RM-718 or bivamelagon (LB54640) or to obtain or maintain exclusivity in any use. Even with exclusivity, competitors may obtain approval for different drugs that treat the same indications as setmelanotide, RM-718 and bivamelagon (LB54640).

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

If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic for setmelanotide, RM-718 or bivamelagon (LB54640), any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining additional approvals for setmelanotide, or adversely affect the approvals we have already obtained. For example, in November 2020, the FDA approved IMCIVREE for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1, or LEPR deficiencies confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Although the FDA did not require that we obtain approval of a companion diagnostic prior to approving the New Drug Application, or NDA, for IMCIVREE, in connection with the NDA approval we agreed as a post-marketing commitment to conduct adequate analytical and clinical validation testing to develop and establish an in vitro companion diagnostic device to accurately and reliably detect patients with variants in the POMC, PCSK1, and LEPR genes that may benefit from setmelanotide therapy. In September 2020, our collaboration partner, Prevention Genetics, submitted a de novo request seeking FDA authorization to market such an in vitro companion diagnostic device for IMCIVREE as a Class II medical device.  In January 2022, the FDA granted the de novo request for classification for the POMC/PCSK1/LEPR CDx Panel for market authorization as a Class II device. If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic when we seek additional approvals for setmelanotide, RM-718 or bivamelagon (LB54640), any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining such additional approvals for setmelanotide, or adversely affect the approvals we have already obtained.

We rely, and expect that we will continue to rely, on third parties to conduct clinical trials for setmelanotide, RM-718 and bivamelagon (LB54640). If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain additional regulatory approvals for or commercialize setmelanotide, RM-718 or bivamelagon  (LB54640), and our business could be substantially harmed.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, setmelanotide, RM-718 or bivamelagon (LB54640). As a result, our financial results and the commercial prospects for setmelanotide, RM-718 or bivamelagon (LB54640), would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

The use of setmelanotide, RM-718, and bivamelagon (LB54640) in clinical trials and the sale of IMCIVREE exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with IMCIVREE. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design or a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection laws and any equivalent laws in foreign countries. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

We rely completely on third-party suppliers to manufacture our clinical and commercial drug supplies of setmelanotide, RM-718, and bivamelagon (LB54640), and we intend to rely on third parties to produce preclinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture our clinical and commercial drug supply internally for setmelanotide, or any future product candidates, for use in the conduct of our preclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidate on a clinical or commercial scale. The facilities used by our contract manufacturing organizations, or CMOs, to manufacture the active pharmaceutical ingredient, or API, and final drug product must successfully complete inspection by the FDA and other equivalent competent authorities in foreign jurisdictions pursuant to inspections that have been and will be conducted following submission of NDAs, NDA supplements or comparable foreign regulatory submissions to the other equivalent competent authorities in foreign jurisdictions. Our failure or the failure of our CMOs to successfully complete any potential preapproval inspections of the manufacturing facilities of setmelanotide, RM-718, and bivamelagon (LB54640) could delay the regulatory approval process. In addition, our clinical trials must be conducted with products produced in accordance with GMP and similar foreign regulations. Our failure or the failure of our CROs or CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, including civil and criminal penalties. When we import any drugs or drug substances, we would be subject to FDA, United States Department of Agriculture, and U.S. Bureau of Customs and Border Patrol import regulation requirements. Such enforcement for our failure or our CROs or CMOs’ failure to comply with these regulations could result in import delays, detention of products, and, depending on criteria such as the history of violative activities, the FDA could place a foreign firm or certain drug substances or products on Import Alert and require that all such drug substances or products be subject to detention without physical examination which could significantly impact the global supply chain for setmelanotide, RM-718, and bivamelagon (LB54640). With the exception of those on the FDA’s drug shortage list or properly imported by individuals, the FDCA prohibits the importation of prescription drug products for commercial use if they were manufactured in a foreign country, unless they have been approved or are otherwise authorized to be marketed in the United States and are labeled accordingly.

We currently contract with third parties for the manufacture of setmelanotide, RM-718, and bivamelagon (LB54640) and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with our CMOs, Corden Pharma Switzerland, LLC, or Corden, (formerly Peptisyntha SA prior to its acquisition by Corden), and Neuland Laboratories for certain process development and manufacturing services for regulatory starting materials and/or raw materials in connection with the manufacture of setmelanotide. We have entered into long-term commercial supply agreements with PolyPeptide Group and Recipharm Monts S.A.S. for manufacturing of drug substance and drug product for IMCIVREE. Under our agreements, we pay these third parties for services in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. We may need to engage additional third-party suppliers to manufacture our clinical and/or commercial (subject to approval) drug supplies. We also have engaged other third parties to assist in, among other things, distribution, post-approval safety reporting and pharmacovigilance activities. We cannot be certain that we can engage third-party suppliers on terms as favorable as those that are currently in place.

We do not perform the manufacturing of any drug products and are completely dependent on our CMOs to comply with GMPs and similar foreign requirements for manufacture of both drug substance, or API and finished drug product. We recognize that we are ultimately responsible for ensuring that our drug substances and finished drug product are manufactured in accordance with GMPs and similar foreign requirements, and, therefore, the company’s management practices and oversight, including routine auditing, are critical. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other equivalent competent authorities in foreign jurisdictions, they may be subject to administrative and judicial enforcement for non-compliance and the drug products would be deemed misbranded or adulterated and prohibited from distribution into interstate commerce. Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those other company materials and products may affect the regulatory clearance of our CMOs’ facilities generally. In addition, satisfying the regulatory requirements for production of setmelanotide, RM-718, and bivamelagon (LB54640) with multiple suppliers, while assuring more robust drug availability in the future, adds additional complexity and risk to regulatory approval. If the FDA or another equivalent competent foreign regulatory agency does not approve these facilities for the manufacture of setmelanotide, RM-718, and bivamelagon (LB54640) or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market setmelanotide, RM-718, or bivamelagon (LB54640).

Our CMOs are manufacturing finished drug product for use in our upcoming or ongoing clinical trials and for commercial supply. We believe we currently have a sufficient amount of finished setmelanotide, RM-718, bivamelagon (LB54640), and placebo to complete our ongoing and planned clinical trials, and for commercial IMCIVREE supply. However, these projections could change based on delays encountered with manufacturing activities, equipment scheduling and material lead times. Any such delays in the manufacturing of finished drug product could delay our planned clinical trials of setmelanotide, RM-718, and bivamelagon (LB54640),  and our commercial IMCIVREE supply, which could delay, prevent or limit our ability to generate revenue and continue our business.

We do not have long term supply agreements in place with all of our contractors involved with the manufacturing of our weekly formulation of setmelanotide and RM-718, and bivamelagon (LB54640). We currently place individual batch or campaign orders with the CMOs/suppliers that are individually contracted under existing master services and quality agreements for the weekly formulation of setmelanotide, RM-718, and bivamelagon (LB54640). If we engage new contractors, such contractors must be approved by the FDA and other equivalent competent authorities in foreign jurisdictions. We will need to submit information to the FDA and other equivalent competent authorities in foreign jurisdictions describing the manufacturing changes. If manufacturing changes occur post-approval, the FDA and foreign regulatory authorities may have to approve these changes. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of setmelanotide, RM-718, and bivamelagon (LB54640), if approved. Our current scale of manufacturing appears adequate to support all of our current needs for clinical trial and initial commercial supplies for setmelanotide, RM-718, and bivamelagon (LB54640), if approved. Going forward, we may need to identify additional CMOs or partners to produce setmelanotide, RM-718, and bivamelagon (LB54640) on a larger scale.

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

Risks Related to Our Intellectual Property Rights

If we are unable to adequately protect our proprietary technology or maintain issued patents that are sufficient to protect setmelanotide, RM-718, and bivamelagon (LB54640), others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect setmelanotide, RM-718, and bivamelagon (LB54640). Other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

We are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing setmelanotide or bivamelagon (LB54640).

We have licensed our rights to setmelanotide from Ipsen Pharma SAS, or Ipsen, and our rights to bivamelagon (LB54640) from LG Chem, Ltd, or LGC. Our licenses with Ipsen and LGC impose various obligations on us, and provide Ipsen and LGC the right to terminate the license in the event of our material breach of the license agreement, our failure to initiate or complete certain development of a licensed product, or our commencement of an action seeking to have an Ipsen or LGC licensed patent right declared invalid. Termination of our license from Ipsen or LGC would result in our loss of the right to use the licensed intellectual property, which would materially adversely affect our ability to develop and commercialize setmelanotide and bivamelagon (LB54640), respectively, as well as harm our competitive business position and our business prospects. Furthermore, if our license agreement with LGC were terminated, we may be subject to certain refunds or be subject to certain payments to LGC.

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

Any termination could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize setmelanotide or bivamelagon (LB54640), as well as harm our competitive business position and our business prospects.

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

In addition, obtaining FDA or EC approval is a complex, lengthy, expensive and uncertain process, and the FDA, EMA or equivalent competent authorities in foreign jurisdictions may delay, limit or deny approval of our product candidates for many reasons, including, among others:

●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;
●	we may not be able to demonstrate to the satisfaction of the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions that our product candidates are safe and effective for their intended uses;
●	the results of our clinical trials may not be interpretable or meet the level of statistical or clinical significance required by the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions for marketing approval. For example, the potential unblinding of setmelanotide studies due to easily identifiable AEs may raise the concern that potential bias has affected the clinical trial results;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with the number, size, conduct or implementation of our clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may require that we conduct additional clinical trials or pre-clinical studies;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions or the applicable foreign regulatory agency may identify deficiencies in our chemistry, manufacturing or controls of our product candidates, or in the commercial production of such product candidates that may be required to support product approval;
●	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may find the data from preclinical studies and clinical trials insufficient to demonstrate that clinical and other benefits of a product candidate outweigh its safety risks;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may disagree with our interpretation of data from our preclinical studies and clinical trials;
●	the FDA or other equivalent competent authorities in foreign jurisdictions may not approve the formulation, labeling or specifications of our product candidates;
●	the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not accept data generated at our clinical trial sites;
●	the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
●	we may not be able to meet any post-market requirements or commitments agreed to in connection with regulatory approvals

●	the FDA may require development of a REMS as a condition of additional approvals or may impose additional requirements that limit the promotion, advertising, distribution, or sales of our product candidate;
●	the EC may grant only conditional marketing authorization or based on the EMA’s opinion impose specific obligations as a condition for marketing authorization, or may require us to conduct post authorization safety studies as a condition of grant of marketing authorization;
●	the FDA or other equivalent competent foreign regulatory agencies may deem our manufacturing processes or our facilities or the facilities of our CMOs inadequate to preserve the identity, strength, quality, purity, or potency of our product; or
●	the FDA or the equivalent competent authorities in foreign jurisdictions may change its approval policies or adopt new regulations and guidance.

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

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, the withdrawal could continue to impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK. Great Britain is no longer covered by the EU’s procedures for the grant of MA (Northern Ireland is for now covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A separate MA is required to market medicinal products in Great Britain. Such changes could increase our costs and otherwise adversely affect our business. Any delay in obtaining, or an inability to obtain regulatory approvals, as a result of Brexit or otherwise, may prevent us from commercializing our product candidates in Great Britain and restrict our ability to generate revenue and achieve or sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in Great Britain for our product candidates, which could significantly and materially harm our business.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 5.9% of our outstanding voting stock as of September 30, 2024.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of September 30, 2024, we had 61,436,251 shares of common stock outstanding. In addition, on July 10, 2023, we filed with the SEC a prospectus supplement to the prospectus included in the Company’s registration statement on Form S-3ASR filed with the SEC on March 2, 2023, covering the resale from time to time by the holders of the Convertible Preferred Stock of up to an aggregate of 3,124,995 shares of common stock, to satisfy registration rights that the Company granted to such holders in connection with the issuance of the Convertible Preferred Stock. To the extent the holders of the Convertible Preferred Stock convert their shares to common stock and sell such shares, the price of our common stock could be significantly impacted.

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

On August 8, 2024, Jospeh Shulman, the Company’s Chief Technical Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 73,203 shares of the Company’s common stock until November 5, 2025.

On August 8, 2024, Jennifer Kayden Lee, the Company’s EVP, Head of North America, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 71,050 shares of the Company’s common stock until September 1, 2025.

Other than as disclosed above, during the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

RHYTHM PHARMACEUTICALS, INC.

Dated: November 6, 2024	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2024	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)