Form 10-K
period 2024-12-31
RHYTHM PHARMACEUTICALS, INC.
filed 2025-02-28
CIK 1649904

‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.4 billion, based on the closing price of the registrant’s Common Stock on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this disclosure, Common Stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates. There were 63,223,727 shares of the registrant's Common Stock outstanding as of February 24, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement for the registrant's 2025 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

RHYTHM PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms include forward-looking statements that involve risks and uncertainties.  Forward-looking statements include, but are not limited to, statements regarding the marketing and commercialization of IMCIVREE® (setmelanotide), bivamelagon (formerly LB54640), and RM-718, and the timing of commercialization, the success, cost and timing of our product development activities and clinical trials, the ongoing enrollment of patients in our clinical trials, our expectations surrounding potential regulatory submissions, progress, or approvals and timing thereof for any of our product candidates; the estimated market size and addressable population for our drug products; the announcement of data from our clinical trials, including our Phase 3 trial evaluating setmelanotide for patients with acquired hypothalamic obesity, the substudy evaluating setmelanotide for patients with congenital hypothalamic obesity, the Phase 3 EMANATE trial evaluating setmelanotide in genetically caused MC4R pathway diseases, and the Phase 2 trial evaluating the oral MC4R agonist bivamelagon in acquired hypothalamic obesity; Part C of the Phase 1 trial evaluating RM-718; the open-label Phase 2 trial evaluating setmelanotide in patients with Prader-Willi syndrome, our financial performance, including our expectations regarding our existing cash, operating losses, expenses, sources of future financing and sufficiency of cash, our ability to hire and retain necessary personnel, including in international regions, patient enrollments and the timing thereof, the timing of announcements regarding results of clinical trials and filing of regulatory applications, our ability to protect our intellectual property, our ability to negotiate our collaboration agreements, if needed, our relationship with third parties, our marketing, commercial sales, and revenue generation, expectations surrounding our manufacturing arrangements, the potential financial impact, growth prospects and future benefits of our ongoing discovery efforts with respect to congenital hyperinsulinism, the impact of economic conditions on our business and operations and our future financial results, changes in the political and regulatory landscape, and the impact of accounting pronouncements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We are a commercial-stage biopharmaceutical company with a limited operating history. To date, we have generated approximately $227.6 million from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
●	Our Revenue Interest Financing Agreement with Healthcare Royalty Partners, our license agreement with LGC, and our other agreements, could restrict our ability to commercialize IMCIVREE, limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
●	We have only one approved product, which is still in clinical development in additional indications, and we may not be successful in any future efforts to identify and develop additional product candidates.
●	The successful commercialization of IMCIVREE and any other product candidates will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement. Failure to obtain or maintain coverage and adequate reimbursement for setmelanotide or our other product candidates, if any and if approved, could severely limit our ability to market those products and decrease our ability to generate revenue.
●	Positive results from early clinical trials of setmelanotide may not be predictive of the results of later clinical trials of setmelanotide and preliminary data may not be predictive of final results. If we cannot generate positive results in our later clinical trials of setmelanotide, we may be unable to successfully develop, obtain regulatory approval for and commercialize additional indications for setmelanotide.
●	The number of patients with each of the MC4R pathway deficiencies is very small and has not been established with precision. If the actual number of patients with any of these conditions is smaller than we had estimated, our revenue and ability to achieve profitability will be materially adversely affected. Moreover, our ability to recruit patients to our trials may be materially adversely affected. Patient enrollment may also be adversely affected by competition and other factors.
●	Failures or delays in the commencement or completion of our planned clinical trials of setmelanotide could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.
●	Changes in regulatory requirements and, guidance in the United States or abroad, or unanticipated events during our clinical trials of setmelanotide may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline. Additionally, it may be necessary to validate different or additional instruments for measuring subjective symptoms, and to show that setmelanotide has a clinically meaningful impact on specified endpoints in order to obtain regulatory approval.
●	Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the

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
●	Our approach to treating patients with MC4R pathway deficiencies requires the identification of patients with unique genetic subtypes, for example, POMC genetic deficiency. The FDA or other equivalent competent authorities in foreign jurisdictions could require the clearance, approval or CE marking of an in vitro companion diagnostic device to ensure appropriate selection of patients as a condition of approving setmelanotide in additional indications. The requirement that we obtain clearance, approval or CE marking of an in vitro companion diagnostic device would require substantial financial resources, and could delay or prevent the receipt of additional regulatory approvals for setmelanotide, or adversely affect those we have already obtained.
●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved labeling or result in significant negative consequences following marketing approval, if any.
●	Our CHI program remains in the discovery stage and although we intend to identify an investigational candidate in 2025, we cannot be assured that we will ever successfully develop and commercialize a CHI product candidate.
●	If the third parties we rely on, and will continue to rely on, do not successfully carry out their contractual obligations or meet expected timelines, we may not be able to obtain additional regulatory approvals for or continue to commercialize setmelanotide and our business could be materially adversely affected.
●	Our industry is intensely competitive. If we are not able to compete effectively against current and future competitors, we may not be able to generate sufficient revenue from the sale of IMCIVREE, our business will not grow and our financial condition and operations will suffer.
●	If we are unable to adequately protect our proprietary technology or maintain issued patents that are sufficient to protect setmelanotide or our other product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.
●	Global events, such as pandemics, economic, political and regulatory changes and uncertainties, have and may continue to adversely impact our business, including our preclinical studies, clinical trials and other commercialization prospects.

PART I

Item 1. Business

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor (MC4R) agonists, including our lead asset, IMCIVREE® (setmelanotide), as precision medicines designed to treat hyperphagia and severe obesity caused by rare MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are developing therapies for a subset of individuals who have hyperphagia, a pathological, insatiable hunger and impaired satiety accompanied by persistent and abnormal food-seeking behaviors, decreased energy expenditure and severe obesity due to diseases such as acquired or congenital hypothalamic obesity, Bardet-Biedl syndrome (BBS) or other diseases caused by impaired MC4R pathway signaling. The MC4R pathway is a neuro-endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy that is marketed in the United States, European Union (EU), United Kingdom, Canada and several other countries and regions for certain rare MC4R pathway diseases, including BBS.

Our late-stage clinical development program in acquired hypothalamic obesity presents a meaningful expansion opportunity for setmelanotide. Acquired hypothalamic obesity is a rapid-onset, severe obesity caused by injury to the hypothalamus, which may impair MC4R pathway signaling. We believe there are between 5,000 and 10,000 patients in United States living with acquired hypothalamic obesity with an annual incidence of 500 new cases, with similar prevalence and incidence in Europe, as well as between 5,000 and 8,000 patients in Japan. We believe this represents a significant global unmet need as there are no therapies specifically approved for hypothalamic obesity. With setmelanotide, we observed positive efficacy results in our Phase 2 trial, with a clinically meaningful BMI reduction of 25.5% in 11 patients who reached 12 months or more on therapy through the extension phase of the trial. In addition, similar positive data suggesting potential efficacy have been reported from a pre-approval, early-access program in France. We have completed enrollment in our Phase 3 trial in patients with acquired hypothalamic obesity and we are on track to disclose topline data in the second quarter of 2025. During the first quarter of 2025, we completed enrollment in a supplemental, 12-patient Japanese cohort of the global Phase 3 trial in acquired hypothalamic obesity designed to enable potential registration of setmelanotide in Japan for this rare disease. In addition, we added an independent substudy to our ongoing global trial, in order to evaluate setmelanotide in patients with congenital hypothalamic obesity, a rare disease caused by certain brain abnormalities that may impair the function of the MC4R pathway, with enrollment of the first patients in this substudy expected in the first quarter of 2025. Our preliminary estimate of the prevalence of congenital hypothalamic obesity is in excess of 1,000 patients in the United States with a similar prevalence in Europe, and this is in addition to the prevalence for acquired hypothalamic obesity above.

For IMCIVREE, which was first approved in the United States in 2020, we have demonstrated success in achieving regulatory approvals and securing market access in approved indications in more than 15 countries in addition to the United States, and we continue to seek access in additional markets. IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to BBS or pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). The European Commission (EC) and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above.

With our efforts in hypothalamic obesity and other potential indications, we are advancing what we believe is the most comprehensive clinical research and development program ever initiated in MC4R pathway diseases, with multiple ongoing and planned clinical trials.  Our MC4R pathway program is designed to expand the total number of patients who we believe could benefit from setmelanotide therapy or from one of our new drug candidates. Our Phase 3 EMANATE trial, comprised of four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases, is ongoing. Following the completion of our Phase 2 DAYBREAK trial, we identified six genetically-defined cohorts that we believe merit further investigation for potential setmelanotide efficacy. We also are evaluating setmelanotide for the treatment of Prader-Willi syndrome (PWS) in a 26-week, open-label Phase 2 trial which was initiated at a single site in the United States during the first quarter of 2025.

In addition to setmelanotide, we have two earlier-stage investigational MC4R agonists in clinical development, RM-718, designed for weekly administration, and bivamelagon (formerly LB54640), an oral small molecule, which are each advancing in Phase 1 and 2 clinical trials, respectively. These investigational assets are designed to be highly selective for the MC4R and MC1R sparing and thereby not cause hyperpigmentation. We completed enrollment in our Phase 2 trial evaluating bivamelagon, in acquired hypothalamic obesity in the first quarter of 2025. With RM-718, we anticipate initiating Part C of our Phase 1 trial to evaluate this weekly MC4R agonist in patients with acquired hypothalamic obesity in the first quarter of 2025.

We are leveraging what we believe is the largest known DNA database focused on obesity - with approximately 100,000 sequencing samples as of December 31, 2024 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Our sequencing-based epidemiology estimates show that each of these genetically-defined MC4R pathway deficiencies are considered rare diseases, according to established definitions based on patient populations. Our epidemiology estimates are approximately 4,600 to 7,500 for U.S. patients in initial FDA-approved indications, including obesity due to BBS and biallelic POMC, PCSK1 or LEPR deficiencies. Our epidemiology estimates for the two more prevalent indications being studied in our Phase 3 EMANATE trial (SH2B1 and POMC/PCSK1) suggest that approximately 29,000 U.S. patients with one of these genetically driven obesities have the potential to respond well to setmelanotide. Similarly, our epidemiology estimates for patients with genetic indications who demonstrated an initial response following stage 1 of our Phase 2 DAYBREAK trial is approximately 65,300. All these patients face similar challenges as other patients with rare diseases, namely lack of awareness, resources, tests, tools and especially therapeutic options.

We are working to expand access to IMCIVREE globally. Our disease awareness and patient finding efforts are aligned with a singular focus on building a community of caregivers and healthcare providers focused on transforming the treatment of these diseases. We have multiple field teams in the United States and Europe engaging with physicians who treat patients with severe obesity, and we plan to build out our own team in Japan in preparation for potential registration of setmelanotide for acquired hypothalamic obesity. We continue to bring together health care providers, patients and families with educational and awareness events. Our genetic testing programs fuel MC4R pathway research, disease education and awareness and patient finding.

With 283 employees, including 76 employees in 11 countries outside of North America, as of February 1, 2025, an ever-expanding network of key opinion leaders, and an increasing number of identified, diagnosed and treated patients, we are focused on changing the paradigm for the treatment of rare MC4R pathway diseases. Our focused disease awareness and patient finding efforts fuel the key elements of our strategy, including:

1.	Prepare for potential global launch of IMCIVREE in hypothalamic obesity: With topline data in our Phase 3 pivotal trial on track to be disclosed in the second quarter of 2025, we are focused on efficiently analyzing that data, and submitting regulatory filings in the United States, the EU and the United Kingdom – to be followed by a regulatory submission in Japan - and preparing for global commercialization, if approved.
2.	Continue to increase global access to IMCIVREE: With access for IMCIVREE achieved in more than 15 countries in addition to the United States for BBS and/or POMC and LEPR deficiencies, we remain focused on community building programs, disease awareness and education efforts, patient finding and securing reimbursement. We continue to seek market access for IMCIVREE on a country-by-country basis in Europe and additional international markets.
3.	Advance MC4R-focused pipeline: Our clinical development programs are designed to expand the overall patient population that we believe may benefit from MC4R agonism, both in additional disease states and next generation assets. Life-cycle management is a key driver for advancing our pipeline. Bivamelagon and RM-718, which are being evaluated in the clinic for hypothalamic obesity, have composition of matter patent protection in the United States out to 2040 (with the possibility of patent term extension out to 2045) and 2036 (with the possibility of patent term extension out to 2041), respectively, provided, however, that in each case the maximum patent term extension is 14 years following initial FDA approval, so the ultimate patent term extension date could be earlier, depending on the first approval date for each product candidate. In addition to our pivotal trial evaluating setmelanotide in hypothalamic obesity, our Phase 3 EMANATE trial and our Phase 2 PWS trial with setmelanotide are ongoing, and therefore may add significant opportunity to the total addressable market for our first-generation MC4R agonist. In addition, we are advancing new product candidates for congenital hyperinsulinism (CHI), a rare genetic disease.

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

Accordingly, the discovery that the MC4R pathway regulates both energy intake (hunger) and energy expenditure has made it an important target for therapeutics. Studies have shown that injuries to the hypothalamus region of the brain in patients with certain tumors impair MC4R signaling, leading to increased hunger, reduced energy expenditure and rapid onset of severe obesity. In addition to obesity due to BBS and POMC, PCSK1 or LEPR deficiencies, recent advances in genetic studies have identified several diseases characterized at least in part with hyperphagia and early-onset, severe obesity that appear to be the result of genetic variants affecting the MC4R pathway, including certain variants of the POMC, PCSK1, LEPR, SRC1 and SH2B1 genes, as well as MC4R deficiency obesity and deficiencies in many additional genes with strong or very strong relevance to the MC4R pathway. With a deeper understanding of this critical signaling pathway, we are taking a different approach to drug development by focusing on specific genetic variants and acquired injury affecting the MC4R pathway. We believe that this approach has the potential to provide clinically meaningful improvements in the treatment of rare obesity and hyperphagia by addressing lost function in the MC4R pathway.

Rare MC4R Pathway Diseases

The MC4R pathway has been the focus of extensive scientific investigation for many years. This neuro-endocrine pathway in the hypothalamus is a key signaling pathway responsible for regulating hunger,  caloric intake, and energy expenditure, which consequently affects body weight. It is known to be a critical component in the regulation of energy balance. The critical role of the MC4R pathway in weight regulation is supported by the observation that single gene variants at various points in this pathway may result in early-onset, severe obesity.

The MC4R pathway is illustrated in the figure below. Under normal conditions, POMC neurons are activated by adiposity and satiety signals, including  the hormone leptin acting through the LEPR. POMC neurons produce a protein, which is processed by the PCSK1 enzyme, into melanocyte stimulating hormone, or MSH, the natural agonist, or activator of the MC4R. When upstream genetic variants, traumatic injuries or lesions disrupt this pathway, it can lead to insufficient MC4R activation and downstream signaling, the result of which can be hyperphagia, reduced energy expenditure and severe obesity.

The figure below also illustrates some of the genes that are upstream of the MC4R and the potential effect variants in those genes can have on the activation of the MC4R, which regulates food intake and energy expenditure.

MC4R Agonism Development Targets: Upstream Deficiencies Affecting the MC4R Pathway

AgRP, agouti-related protein; LEPR, leptin receptor; MC4R, melanocortin-4 receptor; MSH, melanocyte-stimulating hormone; ACTH, adrenocorticotropic hormone; PCSK1, proprotein convertase subtilisin/kexin-type 1; POMC, proopiomelanocortin. Reference: Yazdi FT et al. PeerJ. 2015;3:e856.

We are focused on developing our MC4R agonists, including our lead asset setmelanotide, as a precision treatment for certain rare MC4R pathway diseases. In addition to acquired hypothalamic obesity, congenital hypothalamic obesity and PWS, we are evaluating setmelanotide for the treatment of obesity due to variants in one of a number of genes associated with the MC4R pathway. Setmelanotide has the potential to restore lost function in this pathway by activating the intact MC4R-expressing neuron downstream of the genetic impairment. In this way, we believe setmelanotide may act as restorative therapy, to restore lost signaling of the MC4R pathway.

Epidemiology Estimates of Rare MC4R Pathway Diseases

While obesity is a global epidemic, we are focused on rare MC4R pathway diseases. Impairment of the MC4R pathway is characterized by hyperphagia and rapid-onset obesity or the presence of early-onset, severe obesity. Of the tens of millions of individuals with obesity in the United States, the U.S. Center for Disease Control (CDC) estimates that there are approximately 5 million individuals whose severe obesity had onset between the ages of 2 and 5 years old. The tables below summarizes the estimated prevalence for indications currently approved or under pivotal clinical investigation. These calculations rely on internal and proprietary sequencing data and current estimated responder rates to setmelanotide therapy, and they assume a U.S. population of 327 million, of which 1.7% have early-onset, severe obesity (Hales et al in JAMA – April 2018: Trends in Obesity and Severe Obesity Prevalence in US Youth and Adults by Sex and Age, 2007-2008 to 2015-2016).

Approved by the U.S. FDA and authorized by the EC and United Kingdom’s MHRA[a]
	Estimated U.S. prevalence	Estimated European prevalence
Bardet-Biedl syndrome	4,000 – 5,000[b]	4,000 – 5,000[b]
Obesity due to POMC or LEPR deficiency caused by biallelic variants in the POMC, PCSK1 or LEPR genes	~600 – 2,500	Similar prevalence as U.S.[c]

a.	Authorized by the EC and MHRA for use in patients 2 years of age and older. Approved by the FDA for use in patients 2 years of age and older with monogenic or syndromic obesity.
b.	For BBS, prevalence estimates vary between populations, from 1 in 100,000 in northern European populations with higher prevalence rates in some additional regions throughout the world. We estimate the number of patients with BBS in the United States is between 4,000 and 5,000, with a similar number in continental Europe and the United Kingdom (UK). These estimates are based on our patient identification efforts in the United States and Europe and our proprietary genetic sequencing data, as well as our belief that BBS, like most rare diseases, is underdiagnosed. We believe the BBS health care provider network in EU member states and the UK is particularly well-established and more advanced than in the United States, and based on field work, we believe there are approximately 1,500 patients diagnosed and being cared for at academic centers in Europe. Applying these population-adjusted identified patient populations to the United States and other countries with comparable population genetics supports our epidemiology estimates.
c.	For POMC or LEPR deficiencies, we estimate European prevalence is similar to the United States. While our sequencing data include patients from the United States and Europe, at the time, we did not have a comparable number of sequencing samples from European countries, and these estimates are therefore based on applying relative population percentages to the Rhythm-derived estimates described above.

Separately, in Canada, where IMCIVREE is approved for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or biallelic POMC, PSCK1 or LEPR deficiency, we estimated at the time of our filing for approval with Health Canada that there are approximately 300 – 400 individuals with BBS. This was based on data on file, a range of prevalence estimates for BBS in Canada between 1 in 125,000 to 1 in 160,000, and a population in Canada of 38,929,902 as of July 1, 2022, according to StatsCan. Also, our prevalence estimate accounted for a reported founder effect in the province of Newfoundland, where estimated prevalence is approximately 1 in 17,500 (Forsythe E, Beales PL. Eur J Hum Genet. 2013;21(1):8-13). The prevalence of POMC, PCSK1, and LEPR deficiency obesity in Canada is not well characterized as very little data are available.

Setmelanotide currently being evaluated in Phase 3 trials
	Estimated U.S. population	Estimated European population
Acquired hypothalamic obesity	5,000 – 10,000[d]	3,500 – 10,000[e]
Congenital hypothalamic obesity	>1,000[f]	>1,000[f]
Obesity due to POMC insufficiency caused by heterozygous variants in the POMC or PCSK1 genes	6,000[g]	Similar prevalence as U.S. [g]
Obesity due to LEPR insufficiency caused by heterozygous variants in the LEPR gene	4,000 [g]	Similar prevalence as U.S. [g]
Obesity due to SRC1 deficiency caused by a variant in the NCOA1 gene (SRC1 deficiency obesity)	~20,000 [g]	Similar prevalence as U.S. [g]
Obesity due to SH2B1 deficiency caused by a variant in the SH2B1 gene or 16p11.2 deletion encompassing the SH2B1 gene (SH2B1 deficiency obesity)	~23,000 [g]	Similar prevalence as U.S. [g]

Setmelanotide currently being evaluated in Phase 2 DAYBREAK trial
Obesity due a deficiency in the MC4R pathway caused by variants in the SEMA3 family, PHIP, TBX3 or PLXNA family	~65,300[g,h]	Similar prevalence as U.S.[f]

d.  For acquired hypothalamic obesity in the United States, our internal Company estimates are based on reported incidence of hypothalamic obesity following craniopharyngioma and long-term survival rates, (Zacharia, et al., Neuro-Oncology 14(8):1070–1078, 2012. doi:10.1093/neuonc/nos142; and Muller, et al., Neuro-Oncology 17(7), 1029–1038, 2015 doi:10.1093/neuonc/nov044.)

e.  Our European prevalence estimate for acquired hypothalamic obesity is limited to the EU4 (Germany, France, Spain, Italy), UK and the Netherlands. The total 2020 population estimates for the six key countries (EU4, the Netherlands, and UK) of 339,295,304 was used to reach a final prevalence of 0.1-0.3 in 10,000 patients. In addition, we estimate the prevalence of acquired hypothalamic obesity in Japan to be approximately 5,000 to 8,000 based on our review of tumor registries and claims data.

f.  Epidemiology of congenital hypothalamic obesity is expected to be comparable between the United States and EU4 (Germany, France, Spain, Italy), United Kingdom and the Netherlands combined in the absence of specific regional data. Our internal Company estimate is driven mainly by septo-optic dysplasia (Garne, et al., European Journal of Medical Genetics 61(9):483–488, 2018. doi: 10.1016/j.ejmg.2018.05.010; and Cerbone, et al., EClinicalMedicine 19, 2020. doi: 10.1016/j.eclinm.2019.11.017.).

g.      For patients with genetic variants of the MC4R pathway, the rarity and the genetic pathophysiology of our target indications means that there is no comprehensive patient registry or other method of establishing with precision the actual number of patients. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for these monogenic indications. For the four rare MC4R pathway diseases we are studying on the Phase 3 EMANATE trial (POMC insufficiency, LEPR insufficiency, SRC1 deficiency and SH2B1 deficiency), we believe that the patient populations in continental Europe and UK are at least as large as those in the United States. While our sequencing data include patients from the United States and Europe, we do not have comparable sequencing data from European countries and these estimates are therefore based on applying relative population percentages to the Rhythm-derived estimates described above. Because the published epidemiology studies for these genetic deficiencies are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly under- or overestimate the addressable population. While our projected estimates of the aggregate total addressable population continue to expand with the addition of new genes, the addressable population faces the challenges of a rare disease population.

h. As announced on December 6, 2023, during our ‘Update on MC4R Pathway Programs’ event for investors and analysts. U.S. prevalence estimates based on results from our URO genetic testing program with samples from more than 36,000 participants, classification of variants for pathogenic, likely pathogenic and 20% of VUS and applied to established estimate of approximately 5 million people in the United States with early-onset obesity; 1. van der Klaauw et al. Cell. 2019;176:729-742.e18. 2. Marenne et al. Cell Metab. 2020;31:1107-1119.e12. 3. Bamshad et al. Am J Hum Genet.1999;64:1550-1562. 4. Ackinci et al. J Clin Res Pediatr Endocrinol. 2019;11:341-349.

Limitations of Current Therapies

Although drugs approved for general obesity potentially can be used in patients with obesity and rare MC4R pathway diseases, other than IMCIVREE, all currently available products have limited efficacy and treat symptoms without addressing the underlying biology of MC4R impairment. For example, drugs which delay gastric emptying may cause a patient to feel full and eat less, but are also often associated with nausea and vomiting as a consequence of the delayed emptying. In the case of individuals with rare MC4R pathway diseases, these therapies also do not specifically address the impaired signaling in this central energy regulating pathway. Similarly, metabolic and bariatric surgery which has been shown to be quite effective in the general population with obesity, may be unsuccessful in patients with rare MC4R pathway diseases for the same reason.

MC4R Pathway Program

IMCIVREE® (setmelanotide)

IMCIVREE is approved by the FDA to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to BBS, or POMC, PCSK1, or LEPR deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or VUS. The EC and United Kingdom’s MHRA have authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. IMCIVREE also was approved by Health Canada, where it is indicated in adults and pediatric patients 6 years of age and older with impairments in the MC4R pathway due to genetic diseases, for the treatment of obesity and control of hunger in BBS or biallelic POMC, PCSK1, or LEPR deficiency.

IMCIVREE is the only therapeutic specifically approved for patients with these diseases. As an MC4R agonist, IMCIVREE is designed to address impaired MC4R pathway activity arising due to genetic impairments upstream of the MC4R. IMCIVREE contains setmelanotide acetate, an MC4R agonist. Setmelanotide is an 8 amino acid cyclic peptide analog of endogenous melanocortin peptide α-MSH. The chemical name for setmelanotide acetate is acetyl-L-arginyl-L-cysteinyl-D-alanyl-L-histidinyl-D-phenylalanyl-L-arginyl-L-tryptophanyl-L-cysteinamide cyclic (2→8)-disulfide acetate. Its molecular formula is C49H68N18O9S2 (anhydrous, free-base), and molecular mass is 1117.3 Daltons (anhydrous, free-base).

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

Obesity due to POMC, PCSK1 or LEPR deficiency are ultra-rare diseases caused by variants in POMC, PCSK1 or LEPR genes that impair the MC4R pathway. People living with obesity due to POMC, PCSK1 or LEPR deficiency struggle with hyperphagia, an extreme, insatiable hunger, beginning at a young age and resulting in early-onset, severe obesity.

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

Pivotal Phase 3 Clinical Trial Evaluating Setmelanotide in BBS

Approvals and marketing authorizations for BBS in the United States, the EU, the United Kingdom, and Canada were based on data from our pivotal Phase 3 clinical trial of setmelanotide in patients with BBS. As we first reported in December 2020, the trial met its primary endpoint and all key secondary endpoints, with statistically significant and clinically meaningful reductions in weight and hunger at 52 weeks on therapy.

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

●	Fifteen (15) patients ≥18 years achieved a mean (SD) percent reduction in BMI of -9.1% (6.8%; 95% CI, −13.4%, −4.8%);
●	Fourteen (14) patients <18 years achieved a mean (SD) change in BMI Z score of −0.8 (0.5; 95% CI, −1.0, −0.5), and 12 patients (85.7%) achieved ≥0.2-point reduction in BMI Z; and
●	Fourteen (14) patients ≥12 years who reported hunger scores achieved reduction of -30.5% in maximal hunger score.

The safety results observed in this study were consistent with that observed with setmelanotide in previous clinical trials in patients with other rare MC4R pathway diseases. Skin hyperpigmentation (n=23; 60.5%) was the most common adverse event (AE). Two patients experienced serious AEs, neither of which was considered related to setmelanotide treatment.

Pivotal Phase 3 Clinical Trials Evaluating Setmelanotide in Biallelic POMC and LEPR Deficiency Obesities

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

Phase 3 Trial Results in Patients Between 2 Years Old and Younger than 6

The hyperphagia and severe obesity of rare, genetically-caused MC4R pathway diseases can present early in life. Therefore, we believe access to treatment earlier in life will lead to better outcomes for children. In 2023, we completed our 52-week, Phase 3 pediatrics trial and demonstrated that setmelanotide met the primary endpoint and achieved clinically meaningful weight reduction in patients within this age range. This trial was a multi-center, one-year, open-label trial in pediatric patients with obesity due to biallelic POMC, PCSK1 or LEPR deficiency or a clinical diagnosis of BBS with genetic confirmation. The primary efficacy endpoint was a responder analysis, based on the proportion of patients who experience a decrease from baseline in BMI-Z score of ≥0.2.

These data were published in the peer-reviewed journal The Lancet Diabetes & Endocrinology in November 2024:

●	83 percent of all patients (10 of 12) achieved ≥ 0.2 reduction in BMI-Z score from baseline to week 52;
●	18 percent mean reduction from baseline in BMI at week 52 (N=12);
●	3.04 mean reduction from baseline in BMI-Z score at week 52 (N=12); and

●	The safety profile was consistent with past trials evaluating setmelanotide.

Based on these data, IMCIVREE received authorization as the first-ever precision medicine in the EU for control of hunger and treatment of obesity in adults and children as young as 2 years old, living with BBS or POMC, PCSK1, or LEPR deficiency on July 31, 2024. The UK’s MHRA also expanded marketing authorization for IMCIVREE to include patients as young as 2 years with BBS or POMC, PCSK1 or LEPR deficiency on December 3, 2024. In addition, on December 20, 2024, the FDA also approved an expanded indication for IMCIVREE to include children as young as 2 years old.

Development of Setmelanotide for Additional Indications

Acquired Hypothalamic Obesity

We are on track and plan to read out topline data from our ongoing Phase 3 clinical trial evaluating setmelanotide as a treatment for acquired hypothalamic obesity in the second quarter of 2025. Acquired hypothalamic obesity is characterized by rapid-onset, severe obesity caused by injury to the hypothalamic region which may impair MC4R pathway signaling leading to hyperphagia, decreased energy expenditure, and severe obesity. It occurs most frequently after hypothalamic damage resulting from craniopharyngioma or other intracranial tumor, traumatic brain injury, stroke, or surgical resection or radiation of brain tumors. There are no known approved therapies for this disease.

In 2022, setmelanotide demonstrated potential to transform the care of individuals living with the rapid onset of extreme weight gain of hypothalamic obesity with clinical data that suggested setmelanotide treatment resulted in significant, durable weight loss. On the basis of these results, we requested, and setmelanotide received, Breakthrough Therapy Designation from the FDA for the treatment of acquired hypothalamic obesity in 2022.

Lesions of the hypothalamus can derive from various types of tumors (e.g., craniopharyngiomas, gliomas, pituitary adenomas, hamartomas) or may be caused by surgeries and/or radiotherapies for the treatment of these same tumor types. These hypothalamic lesions, whether caused by the tumor itself and/or the treatment of the tumor, can disrupt the MC4R pathway. Moreover, patients with acquired hypothalamic obesity display a high degree of hyperleptinemia and hyperinsulinemia. Alpha-melanocortin stimulating hormone (MSH) can be detectable in blood, and its levels can change depending on different energy states; however, in patients with craniopharyngioma or post-surgical treatment for it, α-MSH levels are significantly reduced. Reduced serum α-MSH levels may suggest melanocortin pathway deficiency, which might explain obesity in these patients.

We completed enrollment in our global Phase 3, 120-patient trial of setmelanotide in acquired hypothalamic obesity with patients aged 4 years or older with hypothalamic obesity randomized 2:1 to setmelanotide therapy or placebo for a total of 60 weeks, including up to eight weeks for dose titration. We enrolled a total of 131 patients in this trial; however, as discussed with both the FDA and the EMA, we expect our planned regulatory submissions will be based on data from the pivotal, 120-patient cohort. The primary endpoint is the percent change in BMI after 52 weeks on a therapeutic regimen of setmelanotide versus placebo. We are on track to report top-line study results in the second quarter of 2025.

On January 10, 2025, we announced that we completed enrollment in a supplemental cohort of 12 Japanese patients, which we added to our global Phase 3 trial in acquired hypothalamic obesity. Based on discussions with Japan’s Pharmaceuticals and Medical Devices Agency (PMDA), we plan to use data from this cohort as part of our planned registration package seeking approval from Japan’s Ministry of Health, Labor and Welfare. In addition to efficacy data, we will plan to collect and submit pharmacokinetic (PK) data from Japanese patients in an effort to expedite the typical pathway of collecting such data in an earlier-stage trial in Japanese subjects. Our review of certain tumor registries and claims data in Japan point to a higher per-capita prevalence and incidence rate of this disease than in Europe and the United States. We estimate there are approximately 5,000 to 8,000 patients in Japan with hypothalamic obesity.

The pivotal Phase 3 trial follows positive efficacy results from our 16-week Phase 2 trial, as well as data demonstrating durable and deepening weight loss in patients who transitioned from the Phase 2 trial to our open-label, long-term extension trial. We enrolled 18 patients in its open-label, 16-week Phase 2 trial designed to evaluate setmelanotide in acquired hypothalamic obesity in patients with a body mass index (BMI) ≥95th percentile (children 6 to <18 years) or ≥35 kg/m2 (adults ≥18 years). The primary endpoint was the proportion of patients who achieved a 5% or greater reduction in BMI after 16 weeks of treatment. Hunger was also assessed daily, as self-reported by individual patients. These data were published in the peer-reviewed journal The Lancet Diabetes & Endocrinology in April 2024. In this trial, we observed a consistent reduction in body weight and hunger in all adherent patients. Results demonstrated:

●	89% (16 of 18) of patients achieved the primary endpoint;
●	78% (14 of 18) of patients achieved a 10% or greater reduction in BMI at 16 weeks;
●	Mean percent reduction in BMI was 15% from baseline;
●	In pediatric patients (n=13), the mean (standard deviation [SD]) BMI Z score at Week 16 was 2.7 (1.3), a reduction of 1.3 (1.0) points from baseline; and
●	Mean (SD) most hunger score at baseline was 6.6 (1.6), compared with 3.7 (2.5) at Week 16, for a reduction of –2.9 (2.3) points or 45% for patients ≥12 years of age (n=11).

The publication also included preliminary data from our long-term extension of the Phase 2 study that were disclosed at ObesityWeek® 2023. These data show patients with hypothalamic obesity (n=12) achieved mean BMI reduction of approximately 26% at one year on setmelanotide treatment. Consistent with prior experience, setmelanotide was generally well tolerated. The most common adverse events (AEs) in the primary trial included nausea (61.1%), vomiting (33.3%), skin hyperpigmentation (33.3%), diarrhea (22.2%), and COVID-19 (22.2%). Two patients discontinued due to AEs and a third patient was non-compliant. No new safety concerns were observed during the long-term extension trial.

In addition, a poster presentation was delivered at ObesityWeek® in San Antonio, TX, in November 2024, with new, real-world data showing improvements in hunger scores and BMI reductions in adult patients in France with acquired hypothalamic obesity who were treated with setmelanotide. These data were generated from eight patients with acquired hypothalamic obesity age 18 years or older with a previous resection of a tumor in the hypothalamus who were being treated with setmelanotide for three months or longer in five different hospitals in France under pre-marketing early access authorization. We believe these data were particularly encouraging because they suggest that setmelanotide has the potential to improve clinical outcomes in adults with acquired hypothalamic obesity. Mean duration between the time the patients had their tumor resected and setmelanotide treatment began was 12.1 years. Results from the analysis included:

●	Mean BMI reduction from baseline:
o	5.6% (-2.3 kg/m2) after one month of treatment (N=8);
o	12.8% (-5.7 kg/m2) after three months of treatment (N=8); and
o	21.3% (-7.6 kg/m2) after six months of treatment (n=5);
●	At three months of treatment, all patients had achieved a reduction in weight of 5% or more;
●	All eight patients showed a reduction in three or more categories of hunger score (daily average hunger, daily most hunger, daily least hunger, daily morning hunger) from baseline as assessed by questionnaires; and

Congenital hypothalamic obesity

Congenital hypothalamic obesity is a rare disease caused by certain brain abnormalities that may impair the function of the MC4R pathway, which regulates satiety or food intake and energy expenditure. It is a severe, refractory obesity that is underdiagnosed and not widely understood with high unmet need as there are no approved treatment options.

It is it is often associated with pituitary and hypothalamic dysfunction. Unlike acquired hypothalamic obesity – which is known to be caused by certain brain tumors and their treatment – there is little recognition and or understanding of congenital hypothalamic obesity and its different causes, as the connection between the severe obesity and MC4R pathway in the hypothalamus may not be evident.

An impairment in the MC4R pathway can lead to reduced energy expenditure and hyperphagia and, consequently, severe obesity. Rare diseases that may cause congenital hypothalamic obesity include septo-optic dysplasia (or de Morsier syndrome), optic nerve hypoplasia, multiple pituitary hormone deficiency (also known as combined pituitary hormone deficiency) and pituitary stalk interruption syndrome. Each of these diseases is considered rare and between 12% and 40% of patients with these diseases may have congenital hypothalamic obesity. We estimate the prevalence of congenital hypothalamic obesity to be in excess of 1,000 patients in the United States and in excess of 1,000 patients in Europe.

U.S. and European experts have highlighted an urgent, unmet medical need for therapeutic options for patients with congenital hypothalamic obesity, as none are approved for this heterogenous patient population.

On November 19, 2024, we announced a poster presentation delivered during the 62nd annual meeting of the European Society for Paediatric Endocrinology (EPSE) in Liverpool, England, which detailed two case reports from patients with congenital hypothalamic obesity treated with setmelanotide through our pre-approval, early-access program for setmelanotide in France. The poster details included:

●	Female, age 15, with septo-optic dysplasia as cause of hypothalamic obesity, achieved a body weight decrease of 9.6% from baseline (94 kg) at month 3 and BMI-Z score change from 3.1 at baseline to 2.8; and
●	Male, age 9, with pituitary stalk interruption syndrome (PSIS) as cause of hypothalamic obesity, achieved a body weight decrease of 5.2% from baseline (64 kg) at month 3 and BMI-Z score change from 3.7 at baseline to 3.5.

Based on these case reports, in the first quarter of 2025 we added a 34-week substudy, which is designed to evaluate setmelanotide in 39 patients with congenital hypothalamic obesity aged 4 years and older as a protocol amendment to our ongoing Phase 3 trial evaluating setmelanotide in patients with acquired hypothalamic obesity. The substudy in congenital hypothalamic obesity is independent from the pivotal Phase 3 trial cohort in acquired hypothalamic obesity.

Clinical Development to Address Additional MC4R Pathway Diseases

We also are advancing a broad clinical development program evaluating setmelanotide, and we are leveraging the largest known DNA database focused on obesity - with approximately 100,000 sequencing samples as of December 2024 - to improve the understanding, diagnosis and care of people living with hyperphagia and severe obesity due to certain variants in genes associated with the MC4R pathway. There remains a significant unmet need with no effective therapeutic options for patients with these rare MC4R pathway diseases, and we believe setmelanotide has the potential to address the hyperphagia and severe obesity associated with these rare genetic diseases.

Phase 3 EMANATE Trial

The ongoing pivotal Phase 3 EMANATE clinical trial is a randomized, double-blind, placebo-controlled trial, designed to evaluate setmelanotide therapy over a 52-week period in four independent substudies in patients with obesity due to: a heterozygous variant of the POMC/PCSK1 genes or LEPR gene and certain variants of the SRC1 gene or the SH2B1 gene.

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

On January 10, 2025, we announced enrollment completion in this 52-week trial. We consider the two most encouraging substudies to be SH2B1 (n=121) and POMC and/or PCSK1 (n=79). The epidemiology estimates for these two genetic indications suggest that approximately 29,000 U.S. patients with one of these genetic deficiencies have the potential to respond to setmelanotide. The epidemiology for the additional two genetic indications enrolled in this trial, SRC1 (n=73) and LEPR (n=23), suggest as many as 24,000 U.S. patients with one of these genetic deficiencies may have the potential to respond to setmelanotide. However, the vast majority of genetic variants of the SRC1 gene are classified as VUS and mostly benign; similarly, pathogenic or likely pathogenic variants of the LEPR gene are ultra-rare. The trial design with four independent substudies allows for independent data readouts and potential registration for each genetic cohort on its own. As the SRC1 and LEPR substudies are under-enrolled and therefore underpowered, it is likely that we would need to complete additional studies in order to seek regulatory approval for these genetic indications. We believe the SH2B1 and POMC/PCSK1 substudies are sufficiently enrolled and powered to seek registration, pending success. The primary endpoint for each substudy is the difference in mean percent change in BMI from baseline to 52 weeks in setmelanotide arm compared to placebo arm. We anticipate reporting topline data  in the first half of 2026.

Proof of Concept Achieved in Exploratory Phase 2 Basket Study

In January 2021, we announced proof-of-concept data from our exploratory Phase 2 Basket Study in multiple patient cohorts of patients with severe obesity due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (PPL HET obesity), as well as the SRC1 and SH2B1 genes. We subsequently furnished updated data in multiple presentations at medical meetings throughout 2021. The exploratory Phase 2 Basket Study was an open label study designed to evaluate setmelanotide in patients with obesity defined as BMI ≥ 30 kg/m2 for patients 16 years of age or older or BMI≥ 95th percentile for age and gender for patients between 6 and 16 years old. Patients were stratified by cohort according to their genetic variant. The primary endpoint of the study was the percent of patients in each subgroup showing at least a 5% loss of body weight over three months (such patients are referred to as clinical responders for this study).

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

Specifically, in the SRC1 cohort, a total of 30 patients with obesity and deficiency in the SRC1 gene were enrolled in the full analysis set of this study. These patients had a mean BMI of 45.4 kg/m2 or BMI Z of 3.0 at baseline. Highlights of these data, as of a cut-off date of March 16, 2021, include:

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

Phase 2 DAYBREAK trial

In 2024, we completed our Phase 2 DAYBREAK trial, a signal- finding study with a two-stage design, that successfully identified six cohorts of interest for further study. We believe the DAYBREAK trial was the most comprehensive Phase 2 trial ever initiated in rare MC4R pathway diseases. This trial was designed to evaluate setmelanotide in patients with hyperphagia and severe obesity caused by variants in one of 31 pre-identified genes known to have strong relevance to the MC4R pathway.

Stage 1 of the trial ruled out several genes for further exploration based on patient prevalence or lack of response. We designed Stage 1 to evaluate setmelanotide in patients who carry a confirmed variant in one or more genes with strong or very strong relevance to the MC4R pathway. This first stage of the study consisted of a 16-week open-label treatment period; patients 18 years or older who achieved a body mass index (BMI) at least 3% less than the Baseline BMI at the end of Stage 1 and patients <18 years old who achieved a BMI at least 3% less than the Baseline BMI or a decrease in BMI Z-score of at least 0.05 at the end of Stage 1 were eligible for enrollment in the second stage of the study.

A total of 49 patients who completed Stage 1 with a response to setmelanotide (as detailed below) were randomized into Stage 2 of the trial. Stage 2 was a 24-week, double-blind, placebo-controlled withdrawal study. These patients were stratified into genetically defined cohorts and randomized 2:1 to receive setmelanotide or placebo. After analyzing the results from Stage 2, we deemed the following genes or gene families to merit further study with MC4R agonism: SEMA3 family, PHIP, and TBX3 or PLXNA family.

On November 4, 2024, we presented topline data from the DAYBREAK trial at ObesityWeek® 2024 in San Antonio, Texas. Results from Stage 2 showed:

●	A significantly higher proportion of patients in the setmelanotide arm achieved or maintained 5% BMI reduction from baseline through the end of Stage 2 compared with the placebo arm (84.4% vs. 29.4%, p=0.001); a -12.4% mean percent BMI reduction was observed for all patients (n=29) on continuous setmelanotide therapy of 40 weeks;
●	Change in BMI between baseline and the end of stage 2 was variable between gene cohorts, with the most consistent pattern of response seen in patients with PHIP variants.
●	Other encouraging responses were observed from the SIM1, MAGEL2, PLXNA(1-4), and SEMA3(A-G) genes; and
●	Setmelanotide was well tolerated with no new safety concerns.

During our “Update on MC4R Pathway Program” event on December 6, 2023, we announced data from the Stage 1 open-label part of DAYBREAK, which demonstrated potential efficacy in patients in multiple genetically-defined cohorts. We presented data from the full analysis set for DAYBREAK, which included 164 patients. A total of 112 patients completed the 16-week Stage 1 of the Phase 2 trial, with 52 patients who discontinued. The rates of response from Stage 1 of the trial were:

●	30% of patients (12 of 40) with variants in the SEMA3 gene cohort;
●	35.6% of patients (16 of 45) with variants in the PLXNAs gene cohort;
●	56.3% of patients (9 of 16) with variants in the PHIP gene cohort;
●	40% of patients (2 of 5) with variants in the TBX3 gene cohort;
●	30% of patients (3 of 10) with variants in the MAGEL2 gene cohort; and
●	25% of patients (5 of 20) with variants in the SIM1 gene cohort.

For those who completed Stage 1, the rates of response of patients who achieved a BMI reduction of greater than 5% from a post-hoc analysis were:

●	44.4% of patients (12 of 27) with variants in the PLXNs gene cohort;
●	61.5% of patients (16 of 26) with variants in the SEMA3 gene cohort; and
●	69.2% of patients (9 of 13) with variants in the PHIP gene cohort.

We believe these data and analyses from DAYBREAK provide valuable insight into the MCR4 pathway, and we will continue our work to better understand which gene variants have loss of function and maybe disease causing as opposed to those variants which are benign. We believe this work will allow us to identify more accurately patients who may respond to MC4R agonism. We may continue clinical development in these genetic indications with bivamelagon and/or RM-718.

Phase 2 Trial in Prader-Willi Syndrome

Prader-Willi syndrome (PWS) is a rare genetic disorder that results in a number of physical, mental and behavioral problems. Key features of PWS include an excess weight gain due to a combination of low resting energy expenditure and a severe, constant hyperphagia with onset in early-mid childhood. There are currently no approved therapies that effectively reduce the extreme hyperphagia or address low resting energy expenditure experienced by patients with PWS, which, if not managed by stringent food restrictions and environmental controls, often results in life-threatening obesity. Approximately 20,000 people in the United States and approximately 400,000 people worldwide are estimated to be living with this disease. Currently, there are no approved therapies for the treatment of PWS.

While the underlying etiology of the hyperphagia and excess weight gain in PWS is multifactorial, there remains a logical biological justification for MC4R agonism in this patient population. The critical chromosomal region relevant for PWS contains genetic regions that may impact signaling within the MC4R pathway. Notably, deletions in this region have been shown to be associated with decreased expression of PCSK1, which encodes a key prohormone convertase enzyme in the MC4R pathway.  Relevant mouse models recapitulate the hyperphagia phenotype seen in PWS (Polex-Wolf J et al 2018). Disruption of MAGEL2 expression, a gene within the PWS region, leads to defective leptin sensing in POMC neurons (Mercer et al. PLoS Genet. 2013;9:e1003207. 7. Pravdivyi et al. Hum Mol Genet. 2015;24:4276-4283). Interestingly, there was a potential efficacy signal in some patients with a MAGEL2 variant in our Phase 2 DAYBREAK trial (Ortiz et al 2024). Finally, patients with PWS may have a reduced response to leptin on POMC neurons and consequently reduced MC4R pathway activity (Miller 2020). We believe setmelanotide, a potent MC4R agonist, has the potential to restore signaling and regulation of hunger, energy expenditure, and weight.

In 2016, we completed a Phase 2 trial that evaluated setmelanotide in patients [N=40] with PWS 16-65 years of age. The study had co-primary endpoints of weight and hyperphagia after 4 weeks of placebo or one of three arms on setmelanotide therapy (0.5mg, 1.5mg or 2.5mg). No statistically significant treatment differences were observed for the co-primary endpoints. The AEs reported in this study were consistent with those reported in other setmelanotide trials. The most common AEs reported thought to be related to setmelanotide were injection site reactions.

On January 10, 2025, we announced our plan to initiate a new, 26-week, open-label Phase 2 trial evaluating setmelanotide for treatment of PWS. Unlike the design of our earlier trial, this new trial design calls for an increased dose of setmelanotide and longer duration of administration. We plan to enroll up to 20 patients with PWS and obesity aged 6 to 65 years old. Patients will be dose escalated up to 3 mg/day (ages 6 to <12) and up to 5 mg/day as tolerated (ages 12-65) and will receive a daily subcutaneous dose of setmelanotide. The primary endpoints are safety and tolerability. Key secondary endpoints will assess weight, hyperphagia, behavior and pharmacokinetics. This trial is being conducted at a single site in the United States.

Weekly Formulation of Setmelanotide

In collaboration with Camurus AB, or Camurus, we have developed a once-weekly, long-acting formulation of setmelanotide using FluidCrystal® technology. When injected subcutaneously, aqueous body fluid may be absorbed by the excipient lipid phase, which may then form a gel-like depot consisting of liquid crystals formed in situ leading to slow diffusion of setmelanotide from the depot. While we believe that this formulation may be more convenient and less burdensome than setmelanotide, which is a once-daily administration, for patients and their families, we have paused development in favor of advancing RM-718. In the event RM-718 shows positive efficacy and safety results, we will discontinue development of the weekly formulation of setmelanotide. Concurrently, we are engaging with applicable regulatory authorities to address the impact of our discontinuing development of the weekly formulation of setmelanotide, which was a component of our pediatric investigation plan, or PIP, in the EU (and the United Kingdom) and in January 2025 we submitted a request to modify the PIP to remove elements related to the weekly formulation and we expect to receive a decision sometine in Q2 2025.

We have completed one Phase 3 trial evaluating the weekly formulation of setmelanotide in patients with rare MC4R pathway diseases. This weekly switch trial was a randomized, double-blind switch trial in patients with obesity due to biallelic or heterozygous POMC, PCSK1 or LEPR deficiency or a clinical diagnosis of BBS with genetic confirmation, who were previously enrolled in our long-term, open-label extension trial. Patients were randomized 1:1 to receive once-weekly setmelanotide and once-daily placebo, or once-daily setmelanotide and once-weekly placebo for 13 weeks. Following the 13-week randomized treatment period, patients crossed over to an open-label, 13-week study in which all patients  received once-weekly setmelanotide. The study was intended to provide detailed pharmacokinetic characterization of the weekly formulation.

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

Setmelanotide was generally well-tolerated in our Phase 1, Phase 2 and Phase 3 clinical trials to date. Overall, except as outlined below, the number and patterns of AEs were generally low, and the intensity of the AEs was generally mild, and only infrequently led to clinical trial discontinuation.

Over the course of our clinical development program, a total of 926 patients who participated in our trials have received the daily or weekly formulation of setmelanotide, including 24 patients who had been on setmelanotide therapy for more than five years, as of November 24, 2024 (excluding commercial therapy):

Duration of Setmelanotide Therapy	Number of patients
<1 year	678
>1 year	248
>2 years	168
>3 years	119
>4 years	57
>5 years	24
Total	926

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

Overall, the most common AEs reported among setmelanotide treated patients in our clinical trials have been skin hyperpigmentation, injection site reactions, nausea, headache, vomiting, diarrhea and decreased appetite.

Life Cycle Management and Pipeline Expansion

In 2024, we made significant strides in our development of two new clinical programs designed to expand our MC4R agonist product portfolio. RM-718 and bivamelagon are being evaluated in hypothalamic obesity in Phase 1 and 2 trials, respectively. In addition, we are advancing potential candidates for CHI, a rare genetic disease.

Bivamelagon, an oral MC4R agonist

On January 4, 2024, we announced that we entered into a global licensing agreement with LG Chem, Ltd., or LGC, a leading global company headquartered in South Korea that specializes in life sciences as one of its core businesses, for bivamelagon, an investigational oral small molecule MC4R agonist now in a Phase 2 clinical trial. The development of an effective oral therapy for treating MC4R pathway diseases has been a major goal for the industry and we believe the early data from LGC suggests bivamelagon has the potential to address MC4R pathway diseases without hyperpigmentation or cardiovascular side effects. We believe our deep developmental experience and global commercial presence uniquely position us to develop this molecule with the goal of offering a portfolio of treatment options to patients struggling with hyperphagia and severe obesity enabling the treatment that is right for them.

In a Phase 1 trial in healthy overweight adults, bivamelagon demonstrated dose-dependent weight reduction. Bivamelagon also demonstrated favorable safety results in the trial, with no changes in blood pressure or heart rate observed and no hyperpigmentation observed. In addition, bivamelagon has received orphan drug designation from FDA for the treatment of LEPR deficiency.

We completed enrollment in our Phase 2 trial evaluating bivamelagon in acquired hypothalamic obesity in the first quarter of 2025. The Phase 2 trial is a randomized, placebo-controlled, double-blind study to assess the effect of bivamelagon on safety, weight reduction, hunger, and quality of life measures in patients 12 years of age and older (N=28) with acquired hypothalamic obesity. Patients will take an oral daily dose of either bivamelagon (low, middle, or high dose) or placebo for 14 weeks. The primary endpoint of the study is the change from baseline in body mass index after 14 weeks of treatment, and patients may continue on therapy for up to 52 weeks.

RM-718, a next generation MC4R peptide agonist

Our MC4R peptide agonist for weekly administration, the new chemical entity, RM-718, has demonstrated the potential to reduce body weight and hunger, with favorable safety results observed in preclinical studies. RM-718 is designed to be more highly targeted and MC1R sparing with the potential to not cause hyperpigmentation. In a series of pre-clinical studies, RM-718 reduced overall body weight, body weight gain and food consumption in animal models. We initiated a Phase 1 in-human trial in the first quarter of 2024, including a multiple-ascending dose study in patients with hypothalamic obesity.

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

On March 25, 2024, we announced that the first participants had been dosed in our Phase 1 clinical trial of RM-718. This Phase 1 trial is a three-part study to evaluate safety, tolerability and PK. The study consists of Part A: single ascending doses (SAD) of RM-718 in healthy participants 18 to 55 years old with obesity; Part B: multiple ascending doses (MAD) of RM-718 in healthy participants 18 to 55 years old with obesity; and Part C: MAD of RM-718 in patients

12 to 65 years old with hypothalamic obesity. Cohorts in Parts A and B are double-blind, placebo-controlled, and randomized 2:1. Study participants will receive one weekly dose of either RM-718 or placebo in Part A, four weekly doses of either RM-718 or placebo in Part B, and 16 weekly doses of open-label RM-718 in Part C. In all Parts, RM-718 or placebo doses are administered weekly via subcutaneous injection.

We completed a protocol amendment in December 2024 and we expect to begin enrolling patients with acquired hypothalamic obesity in Part C of the Phase 1 trial evaluating RM-718 in the first quarter of 2025. We plan to enroll up to 30 patients with acquired hypothalamic obesity for 16 weeks in Part C of this Phase 1 trial, and patients may continue on therapy for up to 52 weeks. The anticipated total enrollment for all of Parts A, B and C of this study is up to 120 participants.

Nonclinical studies of RM-718 in obese rats over 3 weeks of treatment demonstrated significant and stable reduction of body weight (-12.9%) and body weight gain, reduced food, and water consumption (~ -25%) and improvement in insulin sensitivity without any pharmacological effects on the cardiovascular and respiratory systems. Studies in rodents (diet induced obese rats and mice including obese Zucker rats and Sprague Dawley rats) also demonstrated that RM-718 suppressed food intake and weight gain.

Nonclinical toxicology studies of RM-718 administered for 28 days were conducted in rats and cynomolgus monkeys with doses up to 30 mg/kg. RM-718 was well tolerated in rats and monkeys, with no evidence of systemic toxicity. RM-718-related clinical observations of hyperpigmentation of skin on the muzzle in monkeys were rare (observed in only one monkey at the 30 mg/kg dose). Microscopic analysis showed minimal to moderate increased pigment of the epidermis of the skin of the muzzle at ≥10 mg/kg/doses, and we believe this result is probably species-specific and the result of MC1R stimulation. Chronic toxicology studies in non-human primates (NHP) and rats (39 and 26 weeks, respectively) have recently completed and we believe support long-term dosing in patients.

In safety pharmacology studies evaluating potential adverse effects on the cardiovascular and respiratory systems in cynomolgus monkeys, RM-718 produced no treatment-related changes in effects on heart rate, blood pressure, electrocardiographic changes, or respiratory parameters up to the 30 mg/kg weekly dose. Moreover, the MC4R peptide agonist LY2112688 (formulated by Eli Lilly and Company), continuous SC infusion for 3 days of LY2112688 at 0.5 and 1 mg/kg/day, resulted in a slight increase in blood pressure at the 1 mg/kg/day dose level, relative to the reference item (saline), with effects being more pronounced during the night cycle, with no definitive effect on heart rate. These changes were not noted following continuous administration of RM-718 at doses of 1 and 5 mg/kg/day for 3 days, with heart rate and blood pressure remaining comparable to the reference item (saline) up to 96 hours post start of infusion. A slight, non-dose dependent decrease in body temperature was seen in all test article-treated groups over the course of the study, all within normal variation for monkeys and it was not considered adverse.

Congenital Hyperinsulinism Program

In February 2023, we completed the acquisition of Xinvento B.V., or Xinvento, a Dutch private limited liability company based in the Netherlands, through our wholly-owned subsidiary Rhythm Pharmaceuticals Netherlands B.V., a Dutch private limited liability company. Xinvento was founded in 2021 by Claudine van der Sande to identify and develop novel investigational therapeutic candidates designed to improve the care of patients and families living with CHI.  Ms. Van der Sande joined Rhythm as a vice president and head of our CHI program following the acquisition.

CHI is a rare disease that we believe is well aligned with our corporate strategy and broadens our focus into an adjacent endocrine indication with a high unmet need. CHI is the most frequent cause of severe, random and persistent hypoglycemia in newborns and children. Hypoglycemia results from an over-secretion of insulin, which causes blood sugar levels to fall dangerously low. Without proper and immediate treatment, patients with CHI may suffer seizures, coma, or even death and, longer term, children may experience developmental delays, epilepsy, cerebral palsy, and other neurological damage. Available treatments are suboptimal in terms of safety, tolerability and effectiveness. Patient and family surveys conducted by Congenital Hyperinsulinism International, a global patient advocacy organization, demonstrate that hypoglycemic (low blood sugar) levels are occurring one or more times per day in 48% of patients, and up to once a week in an additional 20% of patients, in each case, despite being on standard of care. In the United States, the estimated incidence rate for CHI is 1:29,000 to 1:31,000, according to the literature. With the acquisition, Rhythm acquired a suite of assets designed to treat patients with this disease. In our CHI Program, we are focused on identifying and nominating a development candidate to advance into IND-enabling studies. We anticipate nominating a product candidate in 2025.

Genetic Sequencing and Patient Finding

We continue to expand our sequencing efforts in individuals living with early-onset, severe obesity to support research, patient finding and community building efforts to better understand rare MC4R pathway diseases. Our obesity DNA database contains sequencing data from approximately 100,000 individuals, as of December 31, 2024. Our sequencing data has come from four distinct sources in recent years: the Genetic Obesity ID | Genotyping Study, a global network of collaborations with obesity researchers with individual sample collections, institutional biobanks and Uncovering Rare Obesity (URO) or Rare Obesity Advanced Diagnosis (ROAD) programs.

More than 90% of our DNA sequencing database is derived from the U.S. population. Therefore, our estimates of patient populations in Canada and Europe are more preliminary, but we believe the prevalence of these genetic diseases in Canada and Europe are similar to those in United States. By bringing additional awareness to these rare genetic diseases of obesity, our sequencing efforts have the potential to help foster patient communities and drive medical action in these populations.

URO, our sponsored genetic testing program designed to increase access to genetic testing and help determine if individuals have an underlying genetic cause of their severe obesity, is the primary driver of how we collect sequencing samples and identify patients in the North America region. As obesity has reached epidemic levels in the United States, we are focused on identifying people with early-onset obesity that may be caused by certain rare genetic variants.

This program complements several initiatives designed to advance the understanding of genetic causes of severe obesity, and URO broadens these efforts and brings access to genetic testing into the community setting. Currently available physician-ordered genetic testing panels are often cost prohibitive, while many consumer genetic tests are incomplete when it comes to genetic disorders of obesity. This makes it difficult to confirm an underlying genetic cause of severe obesity. We believe the program marks an important step in the understanding of these disorders that might help patients and their families find new diagnosis and treatment strategies in the years ahead.

Our U.S. partner, Prevention Genetics, a subsidiary of Exact Sciences Corp., a Clinical Laboratory Improvement Amendments-College of American Pathologists of CLIA/CAP-certified independent laboratory, conducts the genetic testing for URO. This program covers the cost of the test and excludes office visit, copay, sample collection, and any other related costs to a participant. In addition, as part of the program, licensed genetic counselors from PWN Health, a leading provider of professional guidance for diagnostic and genetic testing, are available to advise participating individuals.

The ROAD program outside the United States mirrors the URO program as it is designed to increase awareness of rare MC4R pathway diseases caused by genetic variants and support patient identification in the International region. We collect samples from individuals with severe obesity from seven countries, including Spain, Italy, Ireland, Israel, Turkey and Germany. Our partner CGC Genetics Unilabs conducts the genetic testing for ROAD. This program covers the cost of the test, the kit and shipment.

As of the end of 2024, we have collected samples from approximately 100,000 individuals with severe obesity, primarily through our URO and ROAD programs, which now are our primary source of sequencing samples.

Commercial Efforts for IMCIVREE

We are focused on developing our global commercial infrastructure to make IMCIVREE available in as many markets as possible.

IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever precision medicine developed for patients with certain rare MC4R-pathway diseases approved or authorized in the United States, the EU, the United Kingdom, Canada and other countries and regions. IMCIVREE is approved by the FDA to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to BBS or POMC, PCSK1, or LEPR deficiency, as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or VUS. The EC and the MHRA have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above.

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

Currently, IMCIVREE is the only approved treatment for weight management in patients with obesity due to BBS or POMC, PCSK1 or LEPR deficiencies, and there are no other approved treatments for addressing hyperphagia related behaviors of patients with rare MC4R pathway diseases. Metabolic and bariatric surgery may be less effective at achieving long-term weight loss in patients with MC4R pathway diseases given that hyperphagia increases risk of weight regain. Also, existing therapies indicated for general obesity and those in clinical development for the same, such as incretin therapies that target the receptors for the hormones glucagon-like peptide-1 (GLP-1) and glucose-stimulated insulinotropic polypeptide (GIP), do not specifically target or restore function impaired by genetic deficiencies and trauma to the hypothalamus that disrupt MC4R pathway signaling, which we believe is a root cause of hyperphagia and obesity in patients with these diseases. Studies such as the SURMOUNT 1 study, which served as the basis of the FDA approval of tirzepitide for obesity, specifically excluded patients with: “obesity induced by other endocrinologic disorders or monogenetic or syndromic forms of obesity.” In addition, several companies report having early-stage programs that are exploring MC4R agonisms.

Licensing Agreements

Ipsen Pharma S.A.S.

Pursuant to our March 21, 2013 license agreement with Ipsen Pharma S.A.S., or Ipsen, we have an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize compounds that were discovered or researched by Ipsen in the course of conducting its MC4R program or that otherwise were covered by the licensed patents. Rights under the license included the right to research, develop and commercialize setmelanotide. Pursuant to the license, we have a non-exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights that were licensed by Ipsen from a third-party or that Ipsen may develop in the future to research, develop, and commercialize any of the compounds exclusively licensed by Ipsen pursuant to the license.

Under the terms of the Ipsen license agreement, Ipsen is eligible to receive payments of up to $40.0 million upon the achievement of certain milestones in connection with the development, regulatory approval and commercialization of applicable licensed products, and royalties on future sales of the licensed products. Substantially, all of the aggregate payments under the Ipsen license agreement are for milestones that may be achieved no earlier than first commercial sale of the applicable licensed product, and as of December 31, 2024, we have paid $4.0 million in clinical and regulatory milestones and $9.0 million in commercial milestones. Royalties in the mid-single digits on future sales of the applicable licensed products will be due under the Ipsen license agreement on a licensed product-by-licensed product and country-by-country basis until the later of the date when sales of a licensed product in a particular country are no longer covered by patent rights licensed pursuant to the Ipsen license agreement and the tenth anniversary of the date of the first commercial sale of the applicable licensed product in the applicable country. The term of the Ipsen license agreement continues until the expiration of the applicable royalty term on a country-by-country and product-by-product basis. Upon expiration of the term of the agreement, the licensed rights granted to us under the agreement, to the extent they remain in effect at the time of expiration, will thereafter become irrevocable, perpetual and fully paid-up licenses that survive the expiration of the term. We have a right to terminate the license agreement at any time during the term for any reason on 180 days’ written notice to Ipsen. Ipsen has a right to terminate the agreement prior to expiration of its term for our material breach of the agreement, our failure to initiate or complete development of a licensed product or our bringing an action seeking to have an Ipsen license patent right declared invalid. Upon any early termination of the license agreement not due to Ipsen’s material breach, all licensed rights granted under the license agreement will terminate.

Camurus

In January 2016, we entered into a license agreement for the use of Camurus’ drug delivery technology, FluidCrystal®, to formulate setmelanotide in collaboration with Camurus. Under the terms of the agreement, Camurus granted us a worldwide license to the FluidCrystal® technology to formulate setmelanotide and to develop, manufacture, and commercialize this new formulation for once-weekly dosing, administered as a subcutaneous injection. The license granted to us is specific to the FluidCrystal® technology incorporating setmelanotide. Under the terms of the license agreement, we are responsible for manufacturing, development, and commercialization of the setmelanotide FluidCrystal® formulation worldwide. Camurus received a non-refundable and non-creditable upfront payment of $0.5 million in January 2016, and is eligible to receive progressive payments of approximately $65.0 million, of which the majority are sales milestones. As of December 31, 2024, we have made $2.3 million of milestone payments to Camurus. In addition, Camurus is eligible to receive tiered, mid to mid-high, single-digit royalties on future sales of the product.

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

On October 28, 2022, we delivered written notice, or the October 2022 Notice, to RareStone that we have terminated the RareStone License for cause.  In accordance with the October 2022 Notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to our global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided written notice to us that it objects to the claims in the October 2022 Notice, including our termination of the RareStone License for cause. On March 16, 2023, we provided written notice, or the March 2023 Notice, to RareStone reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause, and also requested documentation supporting RareStone’s purported dispute notice objecting to the claims in the October 2022 Notice. On May 10, 2023, RareStone provided written notice to us reaffirming its objections to the claims in our October 2022 Notice and March 2023 Notice, including to our termination of the RareStone License for cause. On November 29, 2023, RareStone wrote to us seeking to negotiate and execute a commercial supply agreement as contemplated under the Exclusive License Agreement, and on January 19, 2024, we responded in writing again reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause. Since our last written response in January 2024, we have engaged in discussions with RareStone in an effort to reach a resolution, however, we cannot predict whether a resolution will ever be reached.

LG Chem

In January 2024, we entered into a license agreement and share issuance agreement with LG Chem, Ltd, or LGC. Under the terms of the license agreement, we obtained worldwide rights to exploit LGC’s proprietary compound bivamelagon and have assumed sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of bivamelagon. The SIGNAL trial is a randomized, placebo-controlled, double-blind study designed to enroll and evaluate approximately 28 patients with acquired hypothalamic obesity. Participants will receive one of three doses of bivamelagon by oral administration once daily for up to 52 weeks, and the primary endpoint of the study is the change from baseline in body mass index after 14 weeks of treatment. The open-label, single-arm, 16-week ROUTE trial is designed to enroll five patients with POMC or LEPR deficiency obesity.

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

In addition and subject to, among other conditions, the completion of Phase 2 development of bivamelagon, we have agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from products covered by our patent portfolio directed toward the MC4R agonists, including setmelanotide, RM-718, and bivamelagon (collectively, our “MC4R portfolio”), including bivamelagon, commencing in 2029 and also dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking provisions. Royalties may further increase to a low, double-digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon in a region if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and our MC4R portfolio is not covered by any composition of matter or method of use patents controlled by us in such region. Such increased rate would only apply on net sales of bivamelagon for the limited remainder of the royalty term in the relevant region.

Patents and Proprietary Rights

Our MC4R portfolio of licensed and exclusively owned patent families, which includes setmelanotide, RM-718, and bivamelagon, consists of 45 patent families currently being prosecuted or maintained, which include applications and patents directed to compositions of matter, formulations, and methods of making, and methods of treatment. These patent families have been filed in over 40 jurisdictions, including all major markets such as the United States, Europe, Australia, Brazil, Canada, China, India, Israel, Japan,  Korea, Mexico, New Zealand, Russia, and Singapore. In the key patent families directed to selected peptide-based MC4R receptor agonists, including the composition of matter for setmelanotide, we have 10 issued United States patents and over 225 issued non-United States patents in various jurisdictions. Patents issuing in these patent families will have a standard 20-year term and expire between 2026 and 2045, in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, or supplementary protection certificates that may be available on a country-by-country basis. For example, in a key patent family providing composition of matter coverage for setmelanotide, we have received 5 years of patent term extension in the United States, extending patent protection in that patent family through 2032.

In addition to the patents and patent applications discussed above, we co-own one patent family with the University of Strasbourg and the French National Institute of Health and Medical Research, which is directed to specific uses of MC4R agonists. We also own three patent families directed to small molecule compounds for use in our CHI program, with patent claims that will expire when issued between 2043 and 2045, without factoring in any available patent term extension.

Intellectual Property Protection Strategy

We currently seek, and intend to continue seeking, patent protection whenever commercially reasonable for any patentable aspects of setmelanotide and related technology or any new products or product candidates we acquire in the future. Where our intellectual property is not protected by patents, we may seek to protect it through other means, including maintenance of trade secrets and careful protection of our proprietary information. Our license from Ipsen for the melanocortin program requires Ipsen, subject to certain exceptions and upon consultation with us, to prosecute and maintain its patent rights as they relate to the licensed compounds and methods. If Ipsen decides to cease prosecution or maintenance of any of the licensed patent rights, we have the option to take over prosecution and maintenance of those patents and Ipsen will assign to us all of its rights in such patents. For those patent rights that we own exclusively, we control all prosecution and maintenance activities.

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

As mentioned above, in the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. IMCIVREE has received FDA approval and we have been awarded patent term extension on that product. In the future, if and when our other pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We intend to seek patent term adjustments and extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such adjustments or extensions.

To protect our rights to any of our issued patents and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts, or participate in hearings to determine the scope and validity of those patents or other proprietary rights. These types of proceedings are often costly and could be very time-consuming to us, and we cannot be certain that the deciding authorities will rule in our favor. An unfavorable decision could result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents or pending patent applications. Any such decision could result in our key technologies not being protectable, allowing third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies from third parties to avoid infringing third-party patent and proprietary rights. Such a decision could even result in the invalidation or a limitation in the scope of our patents or could cause us to lose our rights under existing issued patents or not to have rights granted under our pending patent applications.

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, no assurances can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the confidentiality agreements further provide that all inventions conceived by the individual will be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

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

Setmelanotide is distributed in the United States through our specialty pharmacy and in the EU/UK through third-party service providers that deliver the medication to patients. We plan to continue building out our network for commercial distribution in jurisdictions in which setmelanotide is approved.

Regulatory Matters

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of drug products. A new drug must be approved by the FDA through the New Drug Application, or NDA, process or by comparable foreign regulatory authorities through similar applications before it may be legally marketed in the United States and in foreign jurisdictions. We, along with any third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our products and product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

●	completion of preclinical laboratory tests, animal studies and formulation studies, certain of which must be conducted in accordance with FDA’s Good Laboratory Practice requirements and other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent Institutional Review Board (IRB) or ethics committee at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCPs), to establish the safety and efficacy of the proposed drug for its intended use;
●	preparation of and submission to the FDA of an NDA after completion of all pivotal trials;
●	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, including, for example, new indications or dosages , of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to existing periods of regulatory exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request from the FDA does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

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

After an in vitro device is authorized by the FDA and placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which currently covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Manufacturing sites for devices also remain subject to periodic unscheduled inspections by the FDA.

Regulation of Combination Products in the United States

Certain products are comprised of components, such as drug components and device components, that would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established the Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute. A combination product with a primary mode of action attributable to the drug component generally would be reviewed and approved pursuant to the drug approval processes set forth in the FDCA. In reviewing the NDA for such a product, however, FDA reviewers would consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the QSR applicable to medical devices.

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

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (GMP). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorizations

In the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, (MA). To obtain regulatory approval of a product candidate in the EU, we must submit an MA application, (MAA). The process for doing this depends, among other things, on the nature of the medicinal product.

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

The regulation of companion diagnostics is subject to further requirements since the in vitro diagnostic medical devices Regulation No 2017/746 (IVDR) became applicable on May 26, 2022. Following subsequent legislative changes, European institutions adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The IVDR fully applies since May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the IVDR.

The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authority or the EMA.

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

Pharmaceutical Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on Government and third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use IMCIVREE unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement for, IMCIVREE and other product candidates we may develop and obtain approval for in the future. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

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

Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law.  This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010.  Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024);  and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025).  CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation.  The IRA permits the

Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges.  While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Moreover, the federal government and individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase disclosure and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. These new laws and the regulations and policies implementing them, as well as other healthcare-related measures that may be adopted in the future, could materially reduce our ability to develop and commercialize IMCIVREETM and our product candidates, if approved.

In the EU, on December 15, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

Human Capital

We are expanding the reach of Rhythm across many fronts - the number of addressable patients, indications, geographies, pipeline assets and employees – and we fully recognize that having the talent, experience and expertise is crucial to do so. With a disciplined, sustainable, and resilient approach, we are working to execute on a global strategy built on translational research and clinical development expertise, global regulatory capabilities, and proven commercial and market access successes. As of February 1, 2025, we had 283 employees – including 76 employees in 11 countries outside of North America, and we believe our employees are committed to learning from and collaborating with each other, each contributing to our mission. In 2024, the number of employees increased by 21 percent and we are proud to have maintained a rolling turnover rate of less than 11 percent. We believe we are recruiting and onboarding high quality talent in a competitive biotech environment, and our employees are choosing to stay and grow at Rhythm. We have been named to The Boston Globe’s Top Places to Work in Massachusetts list for 2023 and 2024.

We believe that our future success largely depends upon our continued ability to attract, hire and retain highly skilled employees. We emphasize several measures and objectives in managing our human capital assets, including, among others, employee engagement and belonging, development and training, talent acquisition and retention, employee wellness, inclusion, and competitive compensation and pay equity. We frequently assess the external market with the aim to provide our employees with competitive salaries, bonuses, opportunities for equity ownership, development opportunities that enable continued learning and growth and a robust employment package that promotes well-being across various aspects of their lives, including health care, retirement planning and paid time off. In addition, we regularly collect employee feedback in an effort to ensure open communication, measure employee engagement and identify opportunities for improvement.  We maintain efforts to ensure our employees are enabled to take advantage of flexible working arrangements.

We believe that developing an inclusive culture is critical to continuing to attract and retain the top talent necessary to deliver on our growth strategy. As such, we are investing in a work environment where our employees feel inspired and included; it is our policy to pursue the best talent and to not make employment (including hiring, promotion, or compensation) or other contracting decisions on the basis of any legally protected characteristics. We continue to focus on ensuring our employees understand and embrace our commitment to our patient community and our focus on changing the paradigm for treatment of rare genetic diseases of obesity. We value our employees’ courage to ask bold questions and their commitment to learning and collaboration, as each person brings a unique contribution to furthering our mission. Grounded in these guiding principles, we believe we have developed a collaborative environment where our colleagues feel respected, valued, and inspired to contribute to their fullest potential.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K for the period ended December 31, 2024 (the “Annual Report”), including our audited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Financial Position and Need for Capital

We are a commercial stage biopharmaceutical company with a limited operating history and have not generated significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

We are a global, commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases.  Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide.  To date we have generated approximately $227.6 million of revenue from product sales.  In the United States, IMCIVREE is approved to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to Bardet-Biedl syndrome (BBS) or pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS).  The European Commission (EC) and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above.. Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or of uncertain significance.  In total, to date we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 15 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

We first commercialized IMCIVREE in the United States in the first quarter of 2021 and therefore do not have a long history operating as a commercial company. We are continuing to transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in such transition. We are still at the early stages of demonstrating our ability to manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In February 2023, in order to expand our pipeline and build on our focus on rare endocrinology diseases, we acquired Xinvento B.V., a Netherlands-based biotech company focused on developing therapies for congenital hyperinsulinism (CHI).  Our CHI program remains in the discovery phase and we do not expect to derive revenue from our CHI program for many years, if at all. There can be no assurance that regulatory approvals will be received or if received that they will be received when anticipated and ultimately we may fail to realize the anticipated benefits of our CHI program or those benefits may take longer to realize than expected.

Since our inception, we have focused substantially all our efforts and financial resources on the research and development of setmelanotide, which is approved by the FDA and Health Canada and authorized by the EC and the MHRA, as noted above, and is in development to address patients affected by several other indications. We have funded our operations to date primarily through the proceeds from the sales of common stock and preferred stock, asset sales, royalty interest financing, as well as capital contributions from our former parent, Rhythm Holdings LLC, and have incurred losses in each year since our inception.

Our net losses were $260.6 million and $184.7 million for the years ended December 31, 2024 and 2023, respectively.  As of December 31, 2024, we had an accumulated deficit of $1,155.3 million. Substantially all our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide, with clinical trials of our product candidates (RM-718), which is designed to be a more selective MC4R agonist with weekly administration (now in Phase 1 trials), and bivamelagon, an investigational oral small molecule, which is also designed to be a more selective MC4R agonist, (now in Phase 2 clinical trials), and with the development of any other product candidates we may choose to pursue, including a product candidate for CHI, yet to be identified. We also expect to devote substantial financial resources to the research and development and potential commercialization of a product candidate for CHI.

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

Our ability to become profitable depends upon our ability to generate revenue. As of December 31, 2024, we have generated approximately $227.6 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	continue to commercialize setmelanotide by building a commercial organization and/or entering into collaborations with third parties;
●	ensure IMCIVREE is available to patients;
●	continue to achieve market acceptance of setmelanotide in the medical community and with third-party payors;
●	continue to initiate and successfully complete later-stage clinical trials for setmelanotide, RM-718, bivamelagon, or other product candidates that meet their clinical endpoints;
●	continue to initiate and successfully complete all studies required to obtain U.S. and foreign marketing approvals for setmelanotide as a treatment to address patients with deficiencies affecting the MC4R pathway; and
●	successfully manufacture or contract with others to manufacture setmelanotide, or RM-718 and bivamelagon if approved.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently in the early stages of commercializing IMCIVREE in its approved indications in the United States, Canada, the EU and the United Kingdom and advancing setmelanotide through clinical development for additional indications in the United States and for potential additional approvals in other countries. Developing pharmaceutical products is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance setmelanotide in additional clinical trials, as well as in connection with research and development activities for setmelanotide, RM-718, and bivamelagon, and in connection with our CHI program and the potential identification and development of a product candidate for CHI. We intend to use our available cash resources to advance the clinical development of setmelanotide, for disease-education and community-building activities, patient identification, and commercialization activities related to IMCIVREE. Depending on the status of additional regulatory approvals and commercialization of setmelanotide, as well as the progress we make in sales of IMCIVREE, we may still require significant additional capital to fund the continued development of setmelanotide and our operating needs thereafter, as well as research and development activities for setmelanotide, RM-718, bivamelagon, and a product candidate for our CHI program. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for setmelanotide or otherwise expand more rapidly than we presently anticipate.

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017 and our underwritten follow-on offerings through December 2024, we raised aggregate net proceeds of approximately $832.7 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into a Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners for a total investment amount of up to $100.0 million, conditioned upon our achievement of certain clinical development and sales milestones. As of December 31, 2024, we have received $96.7 million of aggregate proceeds, net of debt issuance costs, under the RIFA. We also received $147.8 million in net proceeds under the Investment Agreement, with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock”, or the Convertible Preferred Stock, for an aggregate purchase price of $150.0 million, or $1,000 per share. As of December 31, 2024, our cash and cash equivalents and short-term investments were approximately $320.6 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2027. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide, as well as for research and development activities for setmelanotide, RM-718, bivamelagon, and a product candidate for our CHI program. Raising funds in the current economic and geopolitical environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to commercialize IMCIVREE and develop setmelanotide, RM-718, bivamelagon, and a product candidate for our CHI program. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or other third parties at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to setmelanotide or technologies or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

On June 16, 2022, we entered into the RIFA, with entities managed by HealthCare Royalty Management, collectively referred to as the RIFA Investors. Pursuant to the RIFA and subject to customary closing conditions, the RIFA Investors agreed to pay us an aggregate investment amount of up to $100.0 million (the “RIFA Investment Amount”). Under the terms of the RIFA, we received $37.5 million on June 29, 2022 upon FDA approval of IMCIVREE in BBS, and an additional $37.5 million on September 29, 2022, following EC marketing authorization for BBS on September 6, 2022. On September 12, 2023, we received the remaining $24.4 million of the RIFA Investment Amount, net of debt issuance costs, following the achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the RIFA Investors a tiered royalty on our annual net revenues (the “Revenue Interest”), including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the RIFA Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027 or 120% of the amount funded by the RIFA Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the RIFA Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. As of December 31, 2024 we have made $20.4 million of payments, including $12.9 million in the year ended December 31, 2024.

The RIFA Investors’ rights to receive the Revenue Interests will terminate on the date on which the RIFA Investors have received payments equal to a certain percentage of the funded portion of the Investment Amount including the aggregate of all payments made to the RIFA Investors as of such date, each percentage tier referred to as the Hard Cap, unless the RIFA is earlier terminated. The total Revenue Interests payable by us to the RIFA Investors is capped between 185% and 250% of the RIFA Investment Amount paid to us, dependent on the aggregate royalty paid between 2028 and 2032. If a change of control event occurs, the RIFA Investors may accelerate payments due under the RIFA, up to the Hard Cap plus any other obligations payable under the RIFA.

Our obligations under the RIFA could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing or enter into IMCIVREE collaboration or other business agreements;
●	requiring the dedication of a portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital; and
●	if we fail to comply with the terms of the RIFA, resulting in an event of default that is not cured or waived, Investors could seek to enforce their security interest in our cash and cash equivalents and all assets relating to IMCIVREE that secures such indebtedness.

To the extent we incur additional debt (including without limitation additional amounts under the RIFA), the risks described above could increase.

Risks Related to the Development of Setmelanotide and Other Product Candidates and our CHI Program

Positive results from earlier clinical trials of setmelanotide may not be predictive of the results of later clinical trials of setmelanotide. If we cannot generate positive results in our later clinical trials of setmelanotide, we may be unable to successfully develop, obtain regulatory approval for, and commercialize additional indications for setmelanotide.

Positive results from any of our Phase 1, Phase 2, or Phase 3 clinical trials of setmelanotide, or initial results from other clinical trials of setmelanotide, may not be predictive of the results of later clinical trials. The duration of effect of setmelanotide tested in our Phase 1 and Phase 2 clinical trials was often for shorter periods than in our pivotal Phase 3 clinical trials. The duration of effect of setmelanotide has only been studied in long-term durations for a small number of patients in our Phase 2 and Phase 3 clinical trials and safety or efficacy issues may arise when more patients are studied in longer trials and on commercial drug. It is possible that the effects seen in short-term clinical trials will not be replicated in long-term or larger clinical trials. In addition, not all of our trials demonstrated statistically significant weight loss in all patient populations studied and there can be no guarantee that future trials will achieve their endpoints.

Positive results observed in one patient population are not necessarily predictive of positive results for other populations. We have demonstrated statistically significant and clinically meaningful reductions in weight and hunger in Phase 3 clinical trials in obesity due to POMC, PCSK1 or LEPR deficiencies and BBS, and believe we have demonstrated proof of concept in Phase 2 clinical trials in impairments due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (HET obesity), as well as the SRC1 and SH2B1 genes, all genetic diseases of extreme and unrelenting appetite and obesity. We hypothesize that patients with other upstream genetic variants in genes upstream of the MC4R in the MC4R pathway may also respond with reductions in weight and hunger after treatment with setmelanotide. However, patients with other upstream genetic variants may not have a similar response to setmelanotide, and until we obtain more clinical data in other genetic variants, we will not be sure that we can achieve proof of concept or magnitude of response sufficient to demonstrate statistical significance in such populations.

We are actively working to advance additional genetic variants related to patient populations carrying such genetic variants in other MC4R pathway related genes in the MC4R pathway through our clinical development programs. Our continued development efforts are focused on obesity related to several single gene, or monogenic, MC4R pathway impairments: BBS; obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, variants; obesity due to SH2B adapter protein 1, or SH2B1; hypothalamic obesity; Prader-Willi Syndrome (PWS) and MC4R deficiency obesity. For example, in April 2022 we enrolled the first patient in our pivotal Phase 3 EMANATE clinical trial of setmelanotide. The trial is a randomized, double-blind, placebo-controlled study with four independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; or certain variants of SH2B1 genes. Each of the four sub-studies will be entirely independent of the others and, if successful, is designed to support separate regulatory submissions to the FDA and EMA in each studied population. However, the FDA and EMA may not view positive results in one sub-study, even if such results are statistically significant and clinically meaningful, as being sufficient for approval for any given indication.

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

Additionally, setbacks may be caused by new safety or efficacy observations in clinical trials or in post-approval use in the real world, including previously unreported adverse events, or AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization from the EC or foreign regulatory authorities. If we fail to obtain positive results in our Phase 3 clinical trials of setmelanotide, the development timeline and regulatory approval and commercialization prospects for setmelanotide and, correspondingly, our business and financial prospects, would be materially adversely affected, but even if we obtain results in our Phase 3 clinical trials that we believe are positive, there is no guarantee that the FDA or the EC or foreign regulatory authorities will agree that such results are sufficient to support submission or approval of an NDA or NDA supplement.

Interim, “topline” and preliminary data from our preclinical and clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

From time to time, we may also disclose real-world data from early access programs in particular patient cohorts, which are not controlled trials and may not be predictive of future results.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of a particular program, the approvability or commercialization of the particular product candidate or product and our Company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

The exclusive license agreement with LGC is important to our business. If we or LGC fail to adequately perform under the agreement, the development of bivamelagon could be delayed, or if we or LGC terminate the agreement, we would lose our rights to develop and commercialize bivamelagon.

In January 2024, we entered into a license agreement and share issuance agreement with LGC. Pursuant to the terms of the license agreement, we obtained exclusive worldwide rights to develop LGC’s proprietary compound bivamelagon  and assumed sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of bivamelagon, one of which remains ongoing. Subject to the completion of Phase 2 development of bivamelagon, we agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from our MC4R portfolio, including bivamelagon, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon in a region if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon for the limited remainder of the royalty term in the relevant region.  The license agreement will continue until the expiration of the obligation to pay royalties in all countries or regions, unless terminated earlier. We or LGC can terminate the license agreement in certain circumstances, including for the other party’s material uncured breach. If the license agreement is terminated, we would lose our rights to develop and commercialize bivamelagon, and, under some circumstances, we could be subject to certain ongoing payments, penalties and fees, all of which in turn would have a material adverse effect on our business.

The number of patients with each of the MC4R pathway variants we are targeting is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be materially adversely affected.

Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with MC4R pathway deficiencies. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. In addition, we have internal genetic sequencing results from individuals with severe obesity that provide another approach to estimating prevalence. As of December 31, 2024, our database had approximately 100,000 sequencing samples. Since the published epidemiology studies for these genetic variants are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.

Based on multiple epidemiological methods, we have estimated the potential addressable patient populations with these MC4R pathway deficiencies based on the following sources and assumptions (which remain subject to change based on ongoing research and publications by us or any third party):

●	POMC Deficiency Obesity. POMC Deficiency Obesity is defined by the presence of biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Our addressable patient population estimate for POMC deficiency obesity is approximately 100 to 500 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we believe our addressable patient population for this deficiency may be approximately 100 to 500 patients in the United States, and a comparable addressable patient population in Europe, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency obesity is often unavailable and currently is rarely performed;
●	our belief, based on discussions with experts in rare diseases, that the number of diagnosed cases could increase several-fold with increased awareness of this deficiency and the availability of new treatments;
●	U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for adults with severe obesity (body mass index, or BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old); and
●	our internal sequencing yield for POMC deficiency obesity patients (including both POMC and PCSK1 gene diseases), defined as patients having biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, of approximately 0.05%.

●	LEPR Deficiency Obesity. LEPR Deficiency Obesity is defined by the presence of biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Our addressable patient population estimate for LEPR deficiency obesity is approximately 500 to 2,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	epidemiology studies on LEPR deficiency obesity in small cohorts of patients comprised of children with severe obesity and adults with severe obesity who have a history of early onset obesity;
●	U.S. Census Bureau figures for adults and children and CDC prevalence numbers for adults with severe obesity (BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old);
●	with wider availability of genetic testing expected for LEPR deficiency obesity and increased awareness of new treatments, our belief that up to 40% of patients with these diseases may eventually be diagnosed; and
●	our internal sequencing yield for LEPR deficiency obesity patients, defined as patients having biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, of approximately 0.09%.
●	Bardet-Biedl Syndrome. Our addressable patient population estimate for BBS is approximately 4,000 to 5,000 patients in the United States based on:
●	published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients;
●	comparisons to our patient identification efforts in Europe where we believe there are approximately 1,500 patients diagnosed and being cared for at academic centers in Europe;
●	our patient identification efforts to date in the United States;
●	our internal sequencing yield for biallelic pathogenic or likely pathogenic variants in BBS genes of approximately 0.3%; and
●	our belief that with wider availability of genetic testing expected for BBS and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
●	POMC, PCSK1, or LEPR Heterozygous Obesities; SRC1 and SH2B1 Obesities. Our potential setmelanotide-responsive patient population estimate for POMC, PCSK1, or LEPR heterozygous, SRC1 and SH2B1 obesity patients with at least one variant interpreted as pathogenic, likely pathogenic, or of uncertain significance suspected pathogenic is approximately 53,000 patients in the United States. Our estimates are based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (≥120% the 95th percentile with onset prior to 6 years of age);
●	our internal sequencing yield of patients with POMC, PCSK1, or LEPR heterozygous, SRC1 or SH2B1 variants interpreted as pathogenic, likely pathogenic, or of uncertain significance of approximately 10-15%; and

●	a clinical response rate of 40% for patients carrying pathogenic or likely pathogenic variants, and 20% for patients carrying a variant of uncertain significance.

The clinical response rate used in this calculation is based on the clinical data currently available to us from our trials and may change as more data become available.

●	MC4R Deficiency Obesity. Our addressable patient population estimate for MC4R-rescuable deficiency obesity is approximately 10,000 patients in the United States. This estimate is based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (≥120% the 95th percentile between the ages of 2-5 years);
●	a comprehensive biochemical screening study indicating there may be a defined subset of individuals who carry MC4R variants that may be rescued by an MC4R agonist; and
●	our internal sequencing yield for MC4R deficiency obesity patients of approximately 2.0% prior to application of functional filters.
●	Hypothalamic obesity. Our addressable patient population estimate for hypothalamic obesity (HO) is 5,000 to 10,000 patients in the United States. This estimate is based on:
●	diagnosis of an underlying HO etiology such as craniopharyngioma (CP), astrocytoma, or other brain tumors with CP accounting for approximately 50% of HO etiologies;
●	an annual incidence of CP of approximately 1.3 to 2.2 per million per year in the United States, which projects to approximately 600 cases of CP per year based on a United States population of approximately 329 million;
●	approximately 50% (based on a published range of 6% to 91%) of CP patients develop HO;
●	published estimates of overall survival (OS) after CP diagnosis, with a 20-year OS of 84%;
●	allowing for patients that develop HO due to other factors besides CP, results in an estimated HO prevalence after CP diagnosis in the United States exceeding 2,500-7,500 patients; and
●	internal Company estimate is based on reported incidence of hypothalamic obesity following CP and long-term survival rates.
●	Obesity due to a deficiency in the MC4R pathway caused by variants in the SEMA3 family, PHIP, TBX3 or PLXNA family. Our addressable patient population estimate for obesity patient with variants in these genes is approximately 63,500 patients in the United States. This estimate is based on:
●	results from our URO genetic testing program with samples from more than 36,000 participants, classification of variants for pathogenic, likely pathogenic and 20% of with a variant of uncertain significance and applied to established estimate of approximately 5 million people in the United States with early-onset obesity.

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

In addition, the pediatric population is an important patient population for setmelanotide, RM-718, and bivamelagon, and our addressable patient population estimates include pediatric populations. However, it may be more challenging to conduct studies in younger participants, and to locate and enroll pediatric patients. These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may also result in increased development costs for setmelanotide and any future product candidates and jeopardize our ability to obtain additional marketing approvals for the sale of setmelanotide. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

Failures or delays in the commencement or completion of our planned clinical trials could result in increased costs to us and could delay, prevent or limit our ability to generate revenue, achieve profitability and continue our business.

Successful completion of our ongoing and planned clinical trials is a prerequisite to submitting an NDA or NDA supplement to the FDA, an MAA to the EMA, and other applications for marketing authorization to equivalent competent authorities in foreign jurisdictions, and consequently, successful completion of such trials, at a minimum, will be required for regulatory approvals and the commercial marketing of setmelanotide for additional indications as well as RM-718 and bivamelagon.

We do not know whether our planned clinical trials will begin or whether any of our clinical trials will be completed on schedule, if at all, as the commencement and successful completion of clinical trials can be delayed or prevented for a number of reasons, including but not limited to:

●	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
●	delays in the completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
●	the FDA or other equivalent competent authorities in foreign jurisdictions may deny permission to proceed with our ongoing or planned trials or any other clinical trials we may initiate, or may place a clinical trial on hold or such trial may be suspended;
●	delays in filing or receiving authorization to proceed under an additional investigational new drug application, or IND, or similar foreign application if required;
●	delays in reaching a consensus with the FDA and other regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	difficulties in obtaining or maintaining Institutional Review Board, or IRB, and/or ethics committee approval or opinion to conduct a clinical trial at a prospective site or sites;

●	since many already diagnosed patients are at academic sites, delays in conducting clinical trials at academic sites due to the particular challenges and delays typically associated with those sites, as well as the lack of alternatives to these sites which have already diagnosed patients;
●	inadequate quantity or quality of setmelanotide, RM-718, bivamelagon or other materials necessary to conduct clinical trials, including delays in the manufacturing of sufficient supply of finished drug product;
●	challenges in identifying, recruiting and training suitable clinical investigators;
●	challenges in recruiting and enrolling suitable patients to participate in clinical trials;
●	severe or unexpected drug related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to perform in accordance with the FDA’s or any other regulatory authority’s GCPs or applicable regulatory guidelines in other countries;
●	occurrence of adverse events associated with setmelanotide, RM-718 or bivamelagon that are viewed to outweigh their potential benefits, or occurrence of adverse events in trial of the same or similar class of agents conducted by other companies;
●	changes to the clinical trial protocols;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
●	selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;
●	the cost of clinical trials of our product candidates being greater than we anticipate;
●	clinical trials or related non-clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or delay or abandon development of such product candidates; and
●	development of antibodies to the drug or adjuvants may result in loss of efficacy or safety events.

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

Delays in the completion of any preclinical or non-clinical studies or clinical trials of setmelanotide, RM-718 or bivamelagon will increase our costs, slow down our product candidate development and the regulatory approval processes and delay or potentially jeopardize our ability to commence product sales, generate product revenue and achieve profitability. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of a regulatory approval for setmelanotide, RM-718 or bivamelagon. Any delays to our preclinical studies or clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize setmelanotide, RM-718 or bivamelagon, in each case if approved, and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025 and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom will seek to align its regulations with the EU. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations are aligned with the CTR. A decision by the UK not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. Once the changes brought by the Windsor Framework are implemented, this may have a further impact on the application of the CTR in Northern Ireland.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Research and development in the pharmaceutical industry is costly, risky, time-intensive and complicated.  In particular, our CHI program is a pre-clinical discovery-stage program and we may not succeed in identifying a CHI program candidate to translate to development and even if we do we may not succeed in developing a CHI program product candidate.

Research and development in the pharmaceutical industry is an expensive, high-risk, lengthy, complicated, resource intensive process. In order to develop a product successfully, we must, among other things:

●	conduct scientific discovery in areas that are uncertain, unproven and complex;
●	identify potential product candidates;
●	submit for and receive regulatory approvals or allowances to perform clinical trials;
●	design and conduct appropriate preclinical studies and clinical trials according to good laboratory practices and good clinical practices and disease-specific expectations of the FDA and other regulatory bodies;
●	Select and recruit suitable clinical investigators and subjects for our clinical trials;
●	Obtain and correctly interpret data establishing adequate safety of our product candidates and demonstrating that our product candidates are effective for their proposed indications;
●	Submit for and receive regulatory approvals; and
●	Manufacture the product candidates according to current Good Manufacturing Practices, or cGMPs, and other applicable standards and regulations.

There is a high rate of failure inherent in this process, and potential products that appear promising at early stages of the research and development process may fail for a number of reasons. Importantly, positive results from preclinical studies of a product candidate may not be predictive of similar results in human clinical trials, promising results from earlier clinical trials of a product candidate may not be replicated in later clinical trials, and observations from ongoing trials, including observations based on interim, preliminary, or blinded data, may not be representative of results after the trials are completed and all data are collected and analyzed. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving positive results in earlier stages of development and have abandoned development efforts or sought partnerships in order to continue development.

In addition, there are many other difficulties and uncertainties inherent in pharmaceutical research and development that could significantly delay or otherwise materially impair our ability to develop future product candidates, including the following:

●	Conditions imposed by regulators, ethics committees or institutional review boards for preclinical testing and clinical trials relating to the scope or design of our clinical trials, including selection of endpoints and number of required patients or clinical sites;
●	Challenges in designing clinical trials that may support any potential claims of superiority over current standard of care or future competitive therapies;
●	Restrictions placed upon, or other difficulties with respect to, clinical trials and clinical trial sites, including with respect to potential clinical holds or suspension or termination of clinical trials due to, among other things, potential safety or ethical concerns or noncompliance with regulatory requirements;

●	Delayed or reduced enrollment in clinical trials, high discontinuation rates or overly concentrated patient enrollment in specific geographic regions;
●	Failure by third-party contractors, contract research organizations, or CROs, clinical investigators, clinical laboratories, or suppliers to comply with regulatory requirements or meet their contractual obligations in a timely manner;
●	Greater than anticipated cost of our clinical trials; and
●	Insufficient product supply or inadequate product quality.
●	Evolving competitive landscape for our products and product candidates, which could cause us to modify our development programs, notwithstanding positive data or trial results in existing trials, in order to seek alternate indications or routes of administration or to substitute or otherwise modify our product candidates in light of the evolving competitive landscape and changing commercial prospects for our product and product candidates.

In addition, we cannot state with certainty when or whether our CHI program will ever identify a product candidate to translate from research to the development stage or whether our other product candidates now under development will be approved or launched; whether, if initially granted, such approval will be maintained; whether we will be able to develop, license, or otherwise acquire additional products or product candidates; or whether our products, once launched, will be commercially successful.

Failure to successfully develop setmelanotide for additional indications or to develop product candidates for any of the foregoing reasons may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.

Setmelanotide, RM-718 or bivamelagon may cause undesirable side effects that could delay or prevent additional regulatory approvals, limit the commercial profile of approved labeling, or result in significant negative consequences following marketing approval.

First generation MC4R agonists were predominantly small molecules that failed in clinical trials due to significant safety issues, particularly increases in blood pressure, and had limited efficacy. Undesirable side effects caused by setmelanotide, RM-718 or bivamelagon could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive labeling or the delay or denial of additional regulatory approvals by the FDA or other equivalent competent authorities in foreign jurisdictions. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may adversely affect our business, financial condition and prospects significantly.

Setmelanotide, RM-718 and bivamelagon are MC4R agonists. Potential side effects of MC4R agonism, which have been noted either with setmelanotide or with other MC4R agonists in clinical trials and preclinical studies, may include:

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

In addition, injection site reactions have been seen in subcutaneous, or SC, injections with setmelanotide. Also, setmelanotide has likely off target effects on the closely related MC1 receptor, which mediates skin pigmentation in response to sun exposure. Other MC1 receptor mediated effects include darkening of skin blemishes, such as freckles and moles, and hair color change. These MC1 receptor mediated skin effects are not tolerated by all patients, as a small number of patients have withdrawn from treatment due to skin darkening. These effects have generally been reversible in clinical trials after discontinuation of setmelanotide, but it is still unknown if they will be reversible with long term exposure. The MC1 receptor mediated effects may also carry risks. The long term impact of MC1 receptor activation has not been tested in clinical trials, and could potentially include increases in skin cancer, excess biopsy procedures and cosmetic blemishes. These skin changes may also result in unblinding, which could make interpretation of clinical trial results more complex and possibly subject to bias. We have also initiated trials of setmelanotide in potential new indications that include patients who might have more serious underlying conditions. It is possible that the underlying conditions in these patients, such as congestive heart failure and potentially other conditions, may confound the understanding of the safety profile of setmelanotide.

If these or other significant adverse events or other side effects are observed in any of our ongoing or planned clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB may also suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude setmelanotide, RM-718 or bivamelagon from obtaining or maintaining marketing approval or obtaining additional approvals, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially adversely affect our business, financial condition and prospects.

Further, if we or others identify undesirable side effects associated with or caused by the products, or any other similar product, before or after regulatory approvals, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may request that we withdraw the product from the market or may limit or vary their approval of the product through labeling or other means;
●	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
●	the FDA, the EU competent authorities and other equivalent competent authorities in foreign jurisdictions may require the addition of a Risk Evaluation and Mitigation Strategy, or REMS, or other specific obligations as a condition for marketing authorization due to the need to limit treatment to rare patient populations, or to address safety concerns;
●	we may be required to change the way the product is distributed or administered or change the labeling of the product;
●	we may be required to conduct additional studies and clinical trials or comply with other post-market requirements to assess possible serious risks;

●	we may be required to conduct long term safety follow-up evaluations, including setting up disease and drug based registries;
●	we may decide to remove the product from the marketplace;
●	our other MC4 agonist products or product candidates may be perceived by regulators or other third parties as unsafe, which could adversely affect our development efforts and product portfolio;
●	we could be sued and held liable for injury caused to individuals exposed to or taking the product; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of setmelanotide, RM-718 or bivamelagon, and could substantially increase the costs of commercializing setmelanotide, RM-718 or bivamelagon and significantly impact our ability to successfully commercialize setmelanotide, RM-718 or bivamelagon and generate revenues.

We may not be able to obtain or maintain orphan drug designations for setmelanotide, RM-718 or bivamelagon or to obtain or maintain orphan exclusivity. Even with exclusivity, competitors may obtain approval for different drugs that treat the same indications as setmelanotide, RM-718 and bivamelagon.

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

In connection with IMCIVREE’s approval, the FDA granted us seven years of orphan drug exclusivity for setmelanotide for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1, or LEPR deficiency confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. The FDA also granted us seven years of orphan drug exclusivity for setmelanotide for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to BBS. In the EU, we obtained ten years of market exclusivity for setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above.  Following the FDA’s approval of the expanded indication for IMCIVREE to include patients as young as 2 years of age in December 2024, we believe the FDA will review the request we made to similarly expand the scope of the current orphan drug exclusivity for IMCIVREE, however, we cannot estimate when or if the scope of IMCIVREE’s orphan drug exclusivity will be expanded.

We have also been granted orphan designation for setmelanotide for the treatment of Alström syndrome in both the United States and the EU. Setmelanotide has also been granted orphan designation for setmelanotide in treating Prader-Willi syndrome and acquired hypothalamic obesity in the EU. There can be no assurance that we will be able to maintain the benefits of orphan drug exclusivity, or that the FDA or the EC will grant orphan designations for setmelanotide for other uses. In addition, orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

Although we have obtained Breakthrough Therapy designation for setmelanotide for the treatment of obesity associated with certain defects upstream of the MC4R in the leptin melanocortin pathway, which includes POMC deficiency obesity, LEPR deficiency obesity, Bardet-Biedl syndrome and Alström syndrome, as well as hypothalamic obesity in the United States and PRIME designation in the EU for setmelanotide for the treatment of obesity and the control of hunger associated with deficiency disorders of the MC4R pathway, the FDA may rescind the Breakthrough Therapy designation and the EMA may withdraw the PRIME designation and we may be unable to obtain Breakthrough Therapy designation or the PRIME designation for other uses. In addition, Breakthrough Therapy designation by the FDA or PRIME designation by the EMA may not lead to a faster development, regulatory review or approval process, and neither do they increase the likelihood that setmelanotide will receive additional marketing approvals in the United States or additional marketing authorizations in the EU.

The FDA is authorized under the FDCA to give certain product candidates “Breakthrough Therapy designation.” A Breakthrough Therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that such product candidate may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of Breakthrough Therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross disciplinary review. In addition, the FDA may consider reviewing portions of an NDA before the sponsor submits the complete application, a process also known as rolling review. Product candidates designated as breakthrough therapies by the FDA may be eligible for other expedited programs, such as priority review, provided the relevant criteria are met.

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

We may not be able to translate the once-daily, subcutaneous injection formulations of setmelanotide into alternate formulations, including alternate methods of delivery for setmelanotide or alternative methods of delivery for or other product candidates that would be acceptable to the FDA or other equivalent competent authorities in foreign jurisdictions or commercially successful.

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

While we believe that this once-weekly formulation may be more convenient and less burdensome than setmelanotide, which is currently approved as a once-daily administration, we have paused development of this once-weekly formulation in favor of advancing RM-718. In the event RM-718 shows sufficiently positive efficacy and safety results, we plan to discontinue development of the weekly formulation of setmelanotide.  Concurrently, we are engaging with applicable regulatory authorities to address the impact of our discontinuing development of the weekly formulation of setmelanotide, which was a component of our pediatric investigation plan, or PIP, in the EU (and the United Kingdom) and in January 2025 we submitted a request to modify the PIP to remove elements related to the weekly formulation and we expect to receive a decision sometine in Q2 2025.  We cannot estimate the probability of success with respect to our development of additional formulations, nor the resources and time needed to succeed. If we are unable to develop and gain approval of new formulations of setmelanotide or of our other product candidates, our products may not achieve significant market acceptance and our business, financial condition and results of operations may be materially harmed.

Our approach to treating patients with MC4R pathway deficiencies requires the identification of patients with unique genetic subtypes, for example, POMC genetic deficiency. The FDA or other equivalent competent authorities in foreign jurisdictions could require the clearance, approval or certification of an in vitro companion diagnostic device to ensure appropriate selection of patients as a condition of approving setmelanotide in additional indications. The requirement that we obtain clearance, approval or certification of an in vitro companion diagnostic device would require substantial financial resources, and could delay or prevent the receipt of additional regulatory approvals for setmelanotide, or adversely affect those approvals we have already obtained.

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

In the EU, until May 25, 2022, in vitro diagnostic medical devices were regulated by Directive 98/79/EC, or the IVDD, which has been repealed and replaced by Regulation (EU) No 2017/746, or the IVDR. Unlike the IVDD, the IVDR is directly applicable in EU member states without the need for member states to implement into national law. The regulation of companion diagnostics is now subject to further requirements set forth in the IVDR. Following subsequent legislative changes, European institutions adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The IVDR became applicable on May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. For instance, under these provisions, class C devices (including devices that are intended to be used as companion diagnostics) had until May 26, 2026 to comply with the new requirements. In June 2024, to address issues related to notified body capacity, the EC adopted an extension of the grace period, resulting in an extended transition period until December 31, 2028 for certain class C devices, subject to compliance with the transitional provisions. The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authority or the EMA. These modifications may make it more difficult and costly for us to obtain regulatory clearances or approvals or certification for our companion diagnostics or to manufacture, market or distribute our products after clearance, approval or certification is obtained. Compliance with the new requirements may impact our development plans for setmelanotide.

If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic for setmelanotide, RM-718 or bivamelagon, any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining additional approvals for setmelanotide, or adversely affect the approvals we have already obtained. For example, in November 2020, the FDA approved IMCIVREE for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1, or LEPR deficiencies confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Although the FDA did not require that we obtain approval of a companion diagnostic prior to approving the New Drug Application, or NDA, for IMCIVREE, in connection with the NDA approval we agreed as a post-marketing commitment to conduct adequate analytical and clinical validation testing to develop and establish an in vitro companion diagnostic device to accurately and reliably detect patients with variants in the POMC, PCSK1, and LEPR genes that may benefit from setmelanotide therapy. In September 2020, our collaboration partner, Prevention Genetics, submitted a de novo request seeking FDA authorization to market such an in vitro companion diagnostic device for IMCIVREE as a Class II medical device.  In January 2022, the FDA granted the de novo request for classification for the POMC/PCSK1/LEPR CDx Panel for market authorization as a Class II device. If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic when we seek additional approvals for setmelanotide, RM-718 or bivamelagon, any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining such additional approvals for setmelanotide, or adversely affect the approvals we have already obtained.

We rely, and expect that we will continue to rely, on third parties to conduct research and discovery activities and in our clinical trials. If these third parties do not successfully carry out their contractual obligations or meet expected timelines, we may not be able to advance our pre-clinical and clinical programs or obtain, on a timely basis or at all, additional regulatory approvals for or commercialize our product candidates, and our business could be substantially harmed.

We have agreements with third-party CROs to operationalize, provide monitors for and to manage data for our research and discovery efforts (including in our CHI program) and our ongoing clinical trials. We rely heavily on these parties for the execution of research and discovery activities and clinical trials and control only certain aspects of their activities. As a result, we have less direct control over the start-up, conduct, timing and completion of these activities and clinical trials, and the management of data developed through these activities and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. However, we remain responsible for the conduct of these activities and these trials and are subject to enforcement which may include civil and criminal liabilities for any violations of FDA rules and regulations and the comparable foreign regulatory provisions during the conduct of our clinical trials. Outside parties may:

●	have staffing difficulties;
●	fail to comply with contractual obligations;
●	devote inadequate resources to our clinical trials;
●	experience regulatory compliance issues;
●	undergo changes in priorities or become financially distressed; or
●	form more favorable relationships with other entities, some of which may be our competitors.

These factors, among others, may materially adversely affect the willingness or ability of third parties to conduct our research and discovery activities and our clinical trials and may subject us to unexpected cost increases that are beyond our control. Nevertheless, we are responsible for ensuring that all of our activities and each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties, including CROs, does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the competent authorities of the EU member states and equivalent competent authorities in foreign jurisdictions for any products in clinical development. The FDA and foreign regulatory authorities enforce GCPs through periodic inspections of clinical trial sponsors, principal investigators, and trial sites, and IRBs. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other equivalent competent authorities in foreign jurisdictions may require us to perform additional clinical trials before approving our marketing applications, if ever. We cannot assure you that, upon inspection, the FDA or foreign regulatory authorities will determine that any of our clinical trials have complied with GCPs. In addition, our clinical trials must be conducted with products produced under cGMPs and similar foreign requirements. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual obligations or meet expected timelines, if they need to be replaced or if the quality or accuracy of the clinical and other data they obtain are compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, any related activities or clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize a CHI therapeutic product, setmelanotide, RM-718 or bivamelagon. As a result, our financial results and the commercial prospects for setmelanotide, RM-718 or bivamelagon, would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Risks Related to the Commercialization of IMCIVREE and, if Approved, our Products Candidates

The successful commercialization of IMCIVREE and any other product candidates for which we obtain approval will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement. Failure to obtain or maintain coverage and adequate reimbursement for IMCIVREE or our other product candidates, if any and if approved, could limit our ability to market those products and decrease our ability to generate revenue.

Our ability to successfully commercialize IMCIVREE or any other product candidates for which we obtain approval will depend in part on the extent to which coverage and reimbursement for these product candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and provide reimbursement.

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

No uniform policy for coverage and reimbursement for products exist among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that may require us to provide scientific and clinical support for the use of IMCIVREE to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance or that step edits or other conditions on reimbursement will not be imposed. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

In some foreign countries, particularly in Canada, the United Kingdom and in the EU member states, the pricing and reimbursement of prescription only medicinal products is subject to strict governmental control which varies widely between countries. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of IMCIVREE with other available therapies. If reimbursement for IMCIVREE is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical trials or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

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

Health Technology Assessment, or HTA, of medicinal products, however, is becoming an increasingly common part of the pricing and reimbursement procedures in Canada, the United Kingdom and some EU member states, including France, Germany, Italy, Spain, the Netherlands, Belgium, Norway and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies . In addition, in the EU, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU member states and in pricing and reimbursement decisions and may negatively affect price in at least some EU member states.

On December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030.  This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

If we are unable to establish, maintain or expand our sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell, and distribute IMCIVREE, we may not be able to generate revenue.

In order to market IMCIVREE, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Although we have received FDA and Health Canada approval, and EC and MHRA marketing authorization for certain indications, we are early in our commercialization efforts. Therefore, you should not compare us to commercial-stage biotechnology companies, and you should not expect that we will generate substantial revenues or become profitable in the near term. If we are unable to establish, maintain or expand our sales, marketing, market access, named patient sales, patient services, reimbursement and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects would be materially adversely affected.

We may never receive regulatory approval to market setmelanotide outside of the United States, Canada, the European Union and the United Kingdom.

We intend to seek marketing authorizations in various countries worldwide. In order to market any product outside of the United States, Canada, the EU or the United Kingdom, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Marketing authorization procedures vary among countries and can involve additional setmelanotide testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA approval or marketing authorization from the EC or the MHRA. The marketing authorization processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States and Europe, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Grant of marketing authorization in one country does not ensure grant of marketing authorization in another country, but a failure or delay in obtaining marketing authorization in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing authorization in other countries or any delay or other setback in obtaining such authorizations would impair our ability to market setmelanotide in such foreign markets. Any such impairment would reduce the size of our potential market share and could have a material adverse impact on our business, results of operations and prospects.

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

Market acceptance of IMCIVREE will depend on a number of factors, including, among others:

●	the ability of IMCIVREE to provide chronic weight management in patients with obesity caused by certain genetic deficiencies affecting the MC4R pathway and, if required by any competent authority in connection with the approval for these indications, to provide patients with incremental health benefits, as compared with other available treatments, therapies, devices or surgeries;
●	the complexities of clinical diagnosis and/or genetic testing, as needed, for certain of IMCIVREE’s indications, including obtaining and interpreting clinical or genetic results that support patient treatment with IMCIVREE;
●	the relative convenience and ease of SC injections as the necessary method of administration of IMCIVREE, including as compared with other treatments for patients with obesity;
●	the prevalence and severity of any adverse side effects associated with IMCIVREE;
●	limitations or warnings contained in the labeling approved for IMCIVREE by the FDA or the specific obligations imposed as a condition for marketing authorization imposed by other equivalent competent authorities in foreign jurisdictions, particularly by the EC;
●	availability of alternative treatments, including a number of obesity therapies already approved or expected to be commercially launched in the near future;
●	our ability to increase awareness of these diseases among our target populations through marketing and other cross-functional efforts;
●	the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the ability of IMCIVREE to treat the maximum range of pediatric patients, and any limitations on its indications for use;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	publicity concerning IMCIVREE or competing products and treatments;
●	pricing and cost effectiveness;
●	the effectiveness of our sales and marketing strategies and our ability to increase awareness of IMCIVREE through marketing efforts;
●	our ability to obtain sufficient third-party coverage or reimbursement;

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage (including in the case of named patient sales, which can be a costly and uncertain source of revenues) and the willingness of healthcare providers to obtain reimbursement, which can be challenging and may factor into their decision to prescribe IMCIVREE; and
●	the likelihood that competent authorities in foreign jurisdictions may require development of a REMS or other specific obligations as a condition of approval or post-approval, may not agree with our proposed REMS or other specific obligations, or may impose additional requirements that limit the promotion, advertising, distribution or sales of IMCIVREE.

Our industry is intensely competitive. If we are not able to compete effectively against current and future competitors, we may not be able to generate revenue from the sale of IMCIVREE, our business will not grow and our financial condition and operations will suffer.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop compounds and generate data that could, even absent regulatory approvals, establish a perception of efficacy in our targeted patient population, which could make IMCIVREE appear obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. In addition, payors may require that patients try other medications known as step therapy or a “step-edit,” including medications approved for treatment of general obesity, before receiving reimbursement for IMCIVREE. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to IMCIVREE and our other product candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

Currently, IMCIVREE is the only treatment approved to reduce excess body weight and maintain weight reduction long term in patients with obesity due to BBS or POMC, PCSK1 or LEPR deficiencies, and there are no comparable treatments approved for patients with deficiencies due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (HET obesity), SRC1 deficiency obesity, SH2B1 deficiency obesity, MC4R deficiency obesity, and hypothalamic obesity. Bariatric surgery is often not considered an appropriate treatment option for these genetic diseases of obesity because the severe obesity and hyperphagia associated with these diseases are considered to be risk factors for poor outcomes with bariatric surgery. Also, existing therapies indicated for general obesity, including glucagon-like peptide-1 (GLP-1) receptor agonists, and glucose-dependent insulinotropic polypeptide (GIP) and glucagon-like peptide-1 (GLP-1) agonists, do not specifically restore function impaired by genetic deficiencies in the MC4R pathway, which we believe is the root cause of hyperphagia and obesity in patients with MC4R genetic variants. At present, we are aware of multiple ongoing research and development programs for general obesity with various new mechanisms of action including some MC4R agonists.  New competitors may emerge which could limit our business opportunity in the future.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of setmelanotide, RM-718, and bivamelagon in clinical trials and the sale of IMCIVREE exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with IMCIVREE. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design or a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection laws and any equivalent laws in foreign countries. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

We maintain product liability insurance coverage for our clinical trials and commercial product with a $20.0 million annual aggregate coverage limit. Our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

We rely completely on third-party suppliers to manufacture our clinical and commercial drug supplies of setmelanotide, RM-718, and bivamelagon, and we intend to rely on third parties to produce preclinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture our clinical and commercial drug supply internally for setmelanotide, RM-718, bivamelagon, or any future product candidates, for use in the conduct of our preclinical studies and clinical trials, and we lack the internal resources and the capability to manufacture any product candidate on a clinical or commercial scale. The facilities used by our contract manufacturing organizations, or CMOs, to manufacture the active pharmaceutical ingredient, or API, and final drug product must successfully complete inspection by the FDA and other equivalent competent authorities in foreign jurisdictions pursuant to inspections that have been and will be conducted following submission of NDAs, NDA supplements or comparable foreign regulatory submissions to the other equivalent competent authorities in foreign jurisdictions. Our failure or the failure of our CMOs to successfully complete any potential preapproval inspections of the manufacturing facilities of setmelanotide, RM-718, and bivamelagon could delay the regulatory approval process. In addition, our clinical trials must be conducted with products produced in accordance with GMP and similar foreign regulations. Our failure or the failure of our CROs or CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action, including civil and criminal penalties. When we import any drugs or drug substances, we would be subject to FDA, United States Department of Agriculture, and U.S. Bureau of Customs and Border Patrol import regulation requirements. Such enforcement for our failure or our CROs or CMOs’ failure to comply with these regulations could result in import delays, detention of products, and, depending on criteria such as the history of violative activities, the FDA could place a foreign firm or certain drug substances or products on Import Alert and require that all such drug substances or products be subject to detention without physical examination which could significantly impact the global supply chain for setmelanotide, RM-718, and bivamelagon. With the exception of those on the FDA’s drug shortage list or properly imported by individuals, the FDCA prohibits the importation of prescription drug products for commercial use if they were manufactured in a foreign country, unless they have been approved or are otherwise authorized to be marketed in the United States and are labeled accordingly.

We currently contract with third parties for the manufacture of setmelanotide, RM-718, and bivamelagon and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with our CMOs, Corden Pharma Switzerland, LLC, or Corden, (formerly Peptisyntha SA prior to its acquisition by Corden), and Neuland Laboratories for certain process development and manufacturing services for regulatory starting materials and/or raw materials in connection with the manufacture of setmelanotide. We have entered into long-term commercial supply agreements with PolyPeptide Group and Astrea MONTS S.A.S. for manufacturing of drug substance and drug product for IMCIVREE. Under our agreements, we pay these third parties for services in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. We may need to engage additional third-party suppliers to manufacture our clinical and/or commercial (subject to approval) drug supplies. We also have engaged other third parties to assist in, among other things, distribution, post-approval safety reporting and pharmacovigilance activities. We cannot be certain that we can engage third-party suppliers on terms as favorable as those that are currently in place.

We do not perform the manufacturing of any drug products and are completely dependent on our CMOs to comply with GMPs and similar foreign requirements for manufacture of both drug substance, or API and finished drug product. We recognize that we are ultimately responsible for ensuring that our drug substances and finished drug product are manufactured in accordance with GMPs and similar foreign requirements, and, therefore, the company’s management practices and oversight, including routine auditing, are critical. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other equivalent competent authorities in foreign jurisdictions, they may be subject to administrative and judicial enforcement for non-compliance and the drug products would be deemed misbranded or adulterated and prohibited from distribution into interstate commerce. Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those other company materials and products may affect the regulatory clearance of our CMOs’ facilities generally. In addition, satisfying the regulatory requirements for production of setmelanotide, RM-718, and bivamelagon with multiple suppliers, while assuring more robust drug availability in the future, adds additional complexity and risk to regulatory approval. If the FDA or another equivalent competent foreign regulatory agency does not approve these facilities for the manufacture of setmelanotide, RM-718, and bivamelagon or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market setmelanotide, RM-718, or bivamelagon.

Our CMOs are manufacturing finished drug product for use in our upcoming or ongoing clinical trials and for commercial supply. We believe we currently have a sufficient amount of finished setmelanotide, RM-718, bivamelagon, and placebo to complete our ongoing and planned clinical trials, and for commercial IMCIVREE supply. However, these projections could change based on delays encountered with manufacturing activities, equipment scheduling and material lead times. Any such delays in the manufacturing of finished drug product could delay our planned clinical trials of setmelanotide, RM-718, and bivamelagon, and our commercial IMCIVREE supply, which could delay, prevent or limit our ability to generate revenue and continue our business.

We do not have long term supply agreements in place with all of our contractors involved with the manufacturing of our weekly formulation of setmelanotide, RM-718, and bivamelagon. We currently place individual batch or campaign orders with the CMOs/suppliers that are individually contracted under existing master services and quality agreements for the weekly formulation of setmelanotide, RM-718, and bivamelagon. If we engage new contractors, such contractors must be approved by the FDA and other equivalent competent authorities in foreign jurisdictions. We will need to submit information to the FDA and other equivalent competent authorities in foreign jurisdictions describing the manufacturing changes. If manufacturing changes occur post-approval, the FDA and foreign regulatory authorities may have to approve these changes. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of setmelanotide, RM-718, and bivamelagon, if approved. Our current scale of manufacturing appears adequate to support all of our current needs for clinical trial and initial commercial supplies for setmelanotide, RM-718, and bivamelagon, if approved. Going forward, we may need to identify additional CMOs or partners to produce setmelanotide, RM-718, and bivamelagon on a larger scale.

In light of our election to terminate the exclusive license agreement with RareStone Group Ltd., or RareStone, the development of setmelanotide in certain indications and commercialization of IMCIVREE in certain markets could be delayed or terminated and our business could be adversely affected.

In December 2021, we entered into an Exclusive License Agreement with RareStone, or the RareStone License. Pursuant to the RareStone License, we granted to RareStone an exclusive, sublicensable, royalty-bearing license under certain patent rights and know-how to develop, manufacture, commercialize and otherwise exploit any pharmaceutical product that contains setmelanotide in the diagnosis, treatment or prevention of conditions and diseases in humans in China, including mainland China, Hong Kong and Macao. RareStone has a right of first negotiation in the event that we choose to grant a license to develop or commercialize the licensed product in Taiwan.

On October 28, 2022, we delivered a written notice to RareStone that we have terminated the RareStone License for cause (the “October 2022 Notice”). In accordance with the October 2022 Notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to our global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided us written notice that it objects to the claims in our October 2022 Notice, including our termination of the RareStone License for cause.  On March 16, 2023, we provided written notice to RareStone (the “March 2023 Notice”) reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause, and also requested documentation supporting RareStone’s purported dispute notice objecting to the claims in the October 2022 Notice. On May 10, 2023, RareStone provided us written notice reaffirming its objections to the claims in our October 2022 Notice and March, 2023 Notice, including our termination of the RareStone License for cause. On November 29, 2023, RareStone wrote to us seeking to negotiate and execute a commercial supply agreement as contemplated under the Exclusive License Agreement, and on January 19, 2024, we responded in writing again reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause.  Since our last written response in January 2024, we have engaged in discussions with RareStone in an effort to reach a resolution, however, we cannot predict whether a resolution will ever be reached.

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

Risks Related to Our Intellectual Property Rights

If we are unable to adequately protect our proprietary technology or maintain issued patents directed to setmelanotide, RM-718, and bivamelagon, others could compete against us sooner, which could have a material adverse impact on our business, results of operations, financial condition and prospects.

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

We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect setmelanotide, RM-718, and bivamelagon. In addition, our CHI program intellectual property may not have the scientific value and commercial potential which we envision. Other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent positions. The patent positions of biotechnology and pharmaceutical companies, including our patent positions, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

Although an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and such patent may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. U.S. patents and patent applications or the patents and patent application obtained or submitted pursuant to comparable foreign laws, may also be subject to interference proceedings, ex parte reexamination, inter partes review proceedings, post-grant review proceedings, supplemental examination and challenges in court. Patents may be subjected to opposition or comparable proceedings lodged in various foreign, both national and regional, patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize setmelanotide, RM-718, or bivamelagon.

Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. The laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries. If these developments were to occur, they could have a material adverse effect on our sales.

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering setmelanotide, RM-718, or bivamelagon are invalidated or found unenforceable, our financial position and results of operations would be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered setmelanotide, RM-718, or bivamelagon, our financial position and results of operations would also be materially and adversely impacted.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect setmelanotide, RM-718, or bivamelagon;
●	any of our pending patent applications will issue as patents;
●	we will be able to successfully commercialize IMCIVREE or our other product candidates before our relevant patents expire;
●	we were the first to make the inventions covered by each of our patents and pending patent applications;
●	we were the first to file patent applications for these inventions;

●	others will not develop similar or alternative technologies that do not infringe our patents;
●	any of our patents will be found to ultimately be valid and enforceable;
●	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
●	we will develop additional proprietary technologies or product candidates that are separately patentable; or
●	our commercial activities or products will not infringe upon the patents of others.

We rely upon unpatented trade secrets, unpatented know-how, and continuing technological innovation to develop and maintain our competitive positions, which we seek to protect, in part, by confidentiality agreements with employees, consultants, collaborators and vendors. We also have agreements with employees and selected consultants that obligate them to assign their inventions to us. It is possible that technology relevant to our business will be independently developed by a person who is not a party to such an agreement. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, collaborators, vendors, former employees and current employees. Furthermore, if the parties to our confidentiality agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

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

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that setmelanotide, RM-718, or bivamelagon or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization.

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

We may also be subject to claims that former employees, collaborators or other third parties have an inventorship or ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, such intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Issued patents covering setmelanotide or our other product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners threatened or initiated legal proceedings against a third party to enforce a patent covering setmelanotide or one of our other product candidates, the defendant could claim that the patent covering setmelanotide or the other product candidates are invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any one of several statutory requirements, including novelty, non-obviousness and enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld material information from the U.S. PTO, or made a misleading statement, during patent prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions, for example, opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover setmelanotide, our other product candidates, or competitive products. The outcome following legal assertions of invalidity and/or unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on setmelanotide or our other product candidates. Such a loss of patent protection would have a material adverse impact on our business.

We do not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on setmelanotide and our other product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2024 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing setmelanotide or bivamelagon.

We have licensed our rights to setmelanotide from Ipsen, and our rights to bivamelagon from LGC. Our licenses with Ipsen and LGC impose various obligations on us, and provide Ipsen and LGC the right to terminate the license in the event of our material breach of the license agreement, our failure to initiate or complete certain development of a licensed product, or our commencement of an action seeking to have an Ipsen or LGC licensed patent right declared invalid. Termination of our license from Ipsen or LGC would result in our loss of the right to use the licensed intellectual property, which would materially adversely affect our ability to develop and commercialize setmelanotide and bivamelagon, respectively, as well as harm our competitive business position and our business prospects. Furthermore, if our license agreement with LGC were terminated, we may be subject to certain refunds or be subject to certain payments to LGC.

We also have licensed from Camurus its drug delivery technology, FluidCrystal®, to formulate once-weekly setmelanotide. Our license with Camurus imposes various obligations on us, and provides Camurus the right to terminate the license in the event of our material breach of the license agreement. Termination of our license from Camurus would result in our inability to use the licensed intellectual property.

We may enter into additional license agreements to third-party intellectual property that are necessary or useful to our business. Future licensors may also allege that we have breached our license agreement and may accordingly seek to terminate our license with them. In addition, future licensors may have the right to terminate our license at will. Any termination could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize setmelanotide, as well as harm our competitive business position and our business prospects.

Any termination could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize setmelanotide or bivamelagon, as well as harm our competitive business position and our business prospects.

While we have registered trademarks for the commercial trade name IMCIVREE (setmelanotide) in the United States, the European Union, and other jurisdictions, we have not yet obtained trademark protection for IMCIVREE in certain foreign jurisdictions and failure to secure such registrations could adversely affect our business.

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

Depending upon the timing, duration and specifics of FDA marketing approval for setmelanotide and our other product candidates, one or more of the U.S. patents we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch Waxman Amendments. The Hatch Waxman Amendments permit a patent term restoration of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. We have received patent term extension for IMCIVREE and will apply for patent term extension for our other product candidates at the appropriate time, however, we may not be granted an extension for these other product candidates because of, for example, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or otherwise failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

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

The United States enacted the America Invents Act of 2011, wide is a wide-ranging patent reform legislation. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or future patents.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Our employees have been previously employed at other biotechnology or pharmaceutical companies, including competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize setmelanotide or our other product candidates, which would materially adversely affect our commercial development efforts.

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

Our business depends largely on its successful clinical development, regulatory approval and commercialization of our product candidates.  In the United States, IMCIVREE is approved to reduce excess body weight and maintain weight reduction long term in adults and pediatric patients 2 years of age and older with syndromic or monogenic obesity due to BBS or POMC, PCSK1 or LEPR deficiency as determined by a FDA-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance.  Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or of VUS. The EC has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. The UK’s MHRA authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. Setmelanotide will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization in indications beyond those currently approved for IMCIVREE in the United States, the EU and the United Kingdom, and our other product candidates will require similar efforts before we are permitted to commercialize them for any indication. The clinical trials, manufacturing and marketing of our product candidates are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market such product candidates.

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

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for a revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions, may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

In the United States, the FDA oversees the rare pediatric disease priority review voucher program (the “PRV Program”), which aims to incentive drug development for rare pediatric diseases.  Under the PRV Program, a company sponsor that receives a drug approval may qualify for a voucher that can be redeemed to receive priority review for a different product and these vouchers can be transferred or sold.  Under the current provisions in the law enacting the PRV Program, the PRV Program began to sunset after December 20, 2024.  These changes to the PRV Program could impact existing and future development programs and could negatively impact our business.

Disruptions at the FDA, including those caused by changing presidential administrations and related priorities, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including reductions in force or hiring freezes, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ ability to perform routine functions, including uncertainty associated with the new presidential administration in the United States. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result of some of these factors and could also fluctuate in the future. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if global health concerns or any other disruptions prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Regulatory authorities may impose significant restrictions on setmelanotide’s indicated uses or marketing or impose ongoing requirements for potentially costly post approval studies, and the same may be true for our other product candidates, if approved. We and setmelanotide will also be subject to ongoing requirements by the FDA and foreign regulatory authorities, governing labeling, packaging, storage, advertising, promotion, marketing, distribution, importation, exportation, post-approval changes, manufacturing, recordkeeping, and submission of safety and other post market information. Advertising and promotional materials must comply with the FDCA and implementing regulations and foreign regulations and are subject to FDA and foreign regulatory authorities oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.  The FDA and the other competent foreign authorities have significant post market authority, including, for example, the authority to require labeling changes based on new safety information and to require post market studies or clinical trials to evaluate serious safety risks related to the use of a drug. The FDA and foreign regulatory authorities also has the authority to require, as part of an NDA or similar foreign application or post approval, the submission of a REMS or other specific obligations, which may include Elements to Assure Safe Use. Any REMS or other specific obligations required by the FDA or foreign regulatory authorities may lead to increased costs to assure compliance with new post approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.  The holder of an approved NDA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process, or adding new manufacturers. Similar requirements apply in foreign jurisdictions.

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

In the United States and some foreign jurisdictions there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, restrict or regulate post-approval activities with respect to IMCIVREE and affect our ability, or the ability of any future collaborators, to profitably sell our products. Among policy makers and payors in the United States and elsewhere, particularly under the new presidential administration, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States and elsewhere, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative and regulatory initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, including executive orders, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for IMCIVREE or any product candidates approved for sale.  New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s business, results of operations and financial condition.

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

Since its enactment, certain provisions of the ACA have been subject to judicial, executive, and legislative challenges and may be subject to additional challenges in the future.

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

Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law.  This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010.  Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024);  and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025).  CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation.  The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

Under the IRA manufacturer discount program that replaced the coverage gap discount program as of January 1, 2025, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which is $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for “specified manufacturers.” In April 2024, CMS informed us that we are deemed a specified manufacturer. We are still evaluating the potential impact of this status on our future revenues.

IMCIVREE is not currently reimbursed under Medicare Part D, but if we were to be reimbursed under Medicare Part D in the future, the reimbursement amount will be impacted by the 10 and 20 percent discounts under the IRA’s new discounting program.  We anticipate that these increased discounts could impact IMCIVREE revenues, while also having an industry-wide impact on the cost of Part D drugs. The impact on IMCIVREE revenues could be offset because the IRA’s redesign of certain Part D components, some of which went into effect in 2024, resulted in an increase in the number of patients able to afford this therapy.  The amount of the offset, if any, is inherently uncertain and difficult to predict.

The IRA manufacturer discounting program also increases financial obligations of Part D prescription drug plans with respect to beneficiaries in the catastrophic coverage phase. This may incentivize Part D prescription drug plans to seek greater price concessions from us in order to include IMCIVREE on their formularies.

Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for IMCIVREE or the frequency with which IMCIVREE is prescribed or used.

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

Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We participate in and have certain price reporting obligations under the Medicaid Drug Rebate Program, or the MDRP, as a condition of having covered outpatient drugs payable under Medicaid and, if applicable, under Medicare Part B. The MDRP requires us to pay a rebate to state Medicaid programs every quarter for each unit of our covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that we must report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (AMP) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.  The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is triggered if the AMP for a drug increases faster than inflation. If we become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Our failure to comply with our MDRP price reporting and rebate payment obligations could negatively impact our financial results.

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

In the United States, the FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for IMCIVREE is limited to the reduction of excess body weight and maintenance of weight reduction long term in adult and pediatric patients 2 years of age and older with monogenic or syndromic obesity due to BBS or POMC, PCSK1, or LEPR, deficiency confirmed by FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance.

While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. For example, we are actively evaluating setmelanotide, the active ingredient in IMCIVREE, in subjects with other forms of obesity caused by defects in the MCR4 pathway. We are not currently permitted to, and do not, market or promote setmelanotide for these uses.

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

In the United States, numerous federal and state laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and regulations implemented thereunder, collectively HIPAA, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of current and future collaborators. We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act as amended by the California Privacy Rights Act, collectively, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In addition, some of our research activities involve minors, which may be subject to additional laws and can require specialized consent processes, privacy protections, and compliance procedures. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Among other requirements, the GDPR and UK GDPR also regulate transfers of personal data subject to the GDPR or UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the EC as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, or the DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under DPF.  Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers arrangements within required time frames.

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

In addition, we may use artificial intelligence, or AI, machine learning, and automated decision-making technologies, collectively, AI Technologies, in our business. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

Under the terms of the Ireland/Northern Ireland Protocol, EU law still generally applies to Northern Ireland. However, on February 27, 2023, the UK Government and the EC reached a political agreement in the “Windsor Framework” to address discrepancies in the Protocol’s operation. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

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

We are highly dependent on our executive leadership team. We have employment agreements with these individuals, but any individual may terminate his or her employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We also do not have any key-person life insurance on any of these key employees. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to non-compete agreements. Recruiting and retaining qualified scientific, technical, clinical development, regulatory, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.  In addition, we rely on existing employment-related visa programs to attract and retain qualified personnel.  Immigration policy changes and uncertainty associated with the new presidential administration in the United States, including potential changes to the number of employment-related visas available as well as the process to obtain them, could make it more difficult to retain existing personnel and to recruit qualified candidates.  If we and our impacted candidates or employees are unable to obtain work visas in sufficient quantities or at a sufficient rate for a significant period of time, our business could be adversely affected.

We will need to develop and expand our Company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

We expect to increase our number of employees and the scope of our operations. In particular, we will need to continue our transition from a research and development focused company to a commercial-stage company. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business and commercial opportunities, loss of employees and reduced productivity among remaining employees.  We may not be able to successfully recruit the personnel we require to operate and expand our business, including our expansion into new countries and markets due to a number of factors, including a lack of understanding of local employment practices, cultural barriers, low or no brand recognition as a desired employer or place to work, or the perceived risk of joining a company with a limited operating history. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy.

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

In the ordinary course of our business, we produce, collect, process and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information, including of our employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain amounts of our sensitive data. We have implemented and maintain an array of physical, administrative and technical controls to ensure the confidentiality, integrity and availability of such sensitive information, and the secure maintenance of this information is material to our operations and business strategy. Even with the implementation of strong security measures, our information technology systems and those of our third-party CROs, CMOs and other contractors and consultants are susceptible to attack, damage, or interruption from computer security incidents and cyberattacks such as malware (e.g., ransomware), phishing and other social engineering attacks employee or contractor theft, misuse or human error, denial or degradation of service attacks, supply chain attacks, advanced persistent threats from nation-state actors  and unauthorized access or use by persons inside or outside our organization. As a result of our hybrid work environment, we also face increased cybersecurity risks due to employees accessing company resources from insecure networks, and using personal (i.e., “bring-your-own-device”) or unmanaged devices which often lack enterprise-grade security controls and all of which creates additional opportunities for cybercriminals to exploit vulnerabilities and use social engineering techniques to carry out a cyberattack. Any such attack, incident or breach could compromise our information technology systems which may result in sensitive information being accessed, publicly disclosed, lost, corrupted or stolen. Further, cyberattacks are increasing in their frequency, persistence, sophistication and intensity, often conducted by organized and well-funded criminal groups with a wide range of motives and expertise. Consequently, our security controls may not always prevent a targeted cyberattack, and a threat actor may remain undetected in our systems for an extended period of time. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. We maintain cyber liability insurance; however, it may not be sufficient to cover the financial, legal, business or reputational losses that may result from a service interruption or breach of our systems.

The global healthcare industry is increasingly integrating AI technologies and tools. However, like any emerging technology, AI presents its own set of risks, many of which are not yet known or fully understood. For example, AI algorithms may have inherent flaws, and data sets could be insufficient, low-quality, or biased. Additionally, inappropriate or controversial data practices by data scientists, engineers, and end-users could compromise results of AI processes. If AI applications generate flawed or inaccurate analyses or date, it could lead to competitive disadvantages, legal liabilities, and harm to our brand or reputation. Furthermore, the use of AI-based software might result in the inadvertent release of confidential information.

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

We have put into place safeguards with technology, process and education to mitigate the risks inherent in our information technology systems and to defend against cyberattacks and security incidents.  Although we do not believe that we have experienced any significant system failure, accident or security breach to date, including any significant or material cyberattacks and/or other information technology security incidents, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and material harm to our business and reputation. For example, the breach or loss of clinical trial data for setmelanotide or other product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of setmelanotide and our product candidates could be delayed or prevented.  It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our product and services.

Risks Related to Our Common Stock

Our directors and executive officers and their affiliated entities own a significant percentage of our stock and, if they choose to act together, will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 5.2% of our outstanding voting stock as of December 31, 2024.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock has been volatile and may continue to fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	plans for, progress of, or results from preclinical studies and clinical trials of setmelanotide and our other product candidates;
●	the failure of the FDA or EMA to approve IMCIVREE for additional indications or to initially approve our other product candidates;
●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
●	the success or failure of other weight loss therapies and companies targeting the rare diseases we intend to address;
●	regulatory or legal developments in the United States and other countries;
●	failure of setmelanotide or our other product candidates, if approved, to achieve commercial success;

●	fluctuations in stock market prices and trading volumes of similar companies;
●	general market conditions and overall fluctuations in U.S. equity markets;
●	global macroeconomic conditions or instability, including with respect to inflation rates or interest rates, curtailment of trade and other business restrictions such as tariffs, boycotts, labor shortages, supply chain shortages, disruptions and instability in the banking industry and other parts of the financial services sector, outbreak of disease or epidemics, or other economic, political or legal changes, uncertainties or adverse developments;
●	terrorism and/or political instability, unrest and wars, such as the conflicts involving Ukraine and Russia or Israel and Hamas, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this sections;
●	natural disasters and other extreme weather events (including as a result of climate change), which could cause significant damage to the infrastructure upon which our business operations rely, and the timing, nature or severity of which we may be unable to prepare for;
●	global political changes and uncertainty, including in the United States with the changes arising from a new presidential administration and resulting changes and uncertainty in administrative agencies with authority over our business;
●	variations in our quarterly operating results;
●	changes in our financial guidance or securities analysts’ estimates of our financial performance;
●	changes in accounting principles;
●	our ability to raise additional capital and the terms on which we can raise it;
●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
●	additions or departures of key personnel;
●	discussion of us or our stock price by the press and by online investor communities; and
●	other risks and uncertainties described in these risk factors.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations, which may be significant and difficult to anticipate over time. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to our development programs;
●	addition or termination of clinical trials;
●	any lawsuit, including any intellectual property infringement lawsuit in which we may become involved;

●	regulatory developments affecting setmelanotide and our other product candidates;
●	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
●	the achievement and timing of milestone payments under our existing collaboration and license agreements; and
●	the level of underlying demand for setmelanotide and our customers’ buying patterns.

If our quarterly operating results fall below the expectations of investors or securities analysts for any given quarter, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

Our ability to use certain net operating loss carryovers and other tax attributes may be limited.

Under the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year, and can use such NOLs to offset future taxable income, if any, until such losses are used or, for NOLs arising in taxable years ending on or before December 31, 2017, until such NOLs expire. Other unused tax attributes, such as research tax credits may also be carried forward to offset future taxable income, if any, until such attributes are used or expire. As of December 31, 2024, we had approximately $610.2 million and $694.0 million of unused federal and state NOL carryforwards, respectively, and approximately $13.8 million and $4.8 million of unused federal and state carryforwards of research tax credits, respectively. Of the federal NOL carryforwards at December 31, 2024, $537.2 million can be carried forward indefinitely. Additionally, as of December 31, 2024, we had federal orphan drug credits related to qualifying research of $34.6 million.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of December 31, 2024, we had 62,390,654 shares of common stock outstanding. In addition, on July 10, 2023, we filed with the SEC a prospectus supplement to the prospectus included in the Company’s registration statement on Form S-3ASR filed with the SEC on March 2, 2023, covering the resale from time to time by the holders of the Convertible Preferred Stock of up to an aggregate of 3,124,995 shares of common stock, to satisfy registration rights that the Company granted to such holders in connection with the issuance of the Convertible Preferred Stock. To the extent the holders of the Convertible Preferred Stock convert their shares to common stock and sell such shares, the price of our common stock could be significantly impacted.

We may be at an increased risk of securities litigation, including class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years and have an increased risk of securities litigation, including class action litigation. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, our Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. Holders of the Convertible Preferred Stock will be entitled to a regular dividend at a rate as specified in the Amended and Restated Certificate of Designations filed by the Company with the Secretary of State of the State of Delaware.

Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which you purchased them.

Our common stock is subordinated to our Convertible Preferred Stock.

In connection with the closing of our Investment Agreement, the Company issued 150,000 shares of a new series of the Company’s Convertible Preferred Stock for an aggregate purchase price of $150.0 million, or $1,000 per share. The Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock has an initial liquidation preference of $1,000 per share; provided that the liquidation preference in dissolution or upon a change of control shall be increased to be 175% of the then applicable liquidation preference, as described in the Amended and Restated Certificate of Designations. The Convertible Preferred Stock is convertible into shares of our common stock at the option of the holders thereof subject to the terms of the Amended and Restated Certificate of Designations.

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

General Risk Factors

We have in the past and may in the future acquire businesses or products, form strategic alliances or create joint ventures in the future, and we may not realize their benefits.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. For example, in February 2023, in order to expand our pipeline and build on our focus on rare endocrinology diseases, we acquired Xinvento B.V., a Netherlands-based biotech company focused on developing therapies for CHI.  As we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance, joint venture or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. From time to time, we may raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, such as our sale of Convertible Preferred Stock under the Investment Agreement, which did cause in the case of the Investment Agreement and may cause in the future a stockholder’s ownership interest in our Company to be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to setmelanotide, our intellectual property or future revenue streams, or grant licenses on terms that are not favorable to us. See above, under the heading “Our common stock is subordinated to our Convertible Preferred Stock.”

Unfavorable global political or economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global political system, economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability, and rising political uncertainty. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, including weakened demand for setmelanotide and our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Increased inflation rates and related increases in interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, geopolitical conflicts and war could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. The changes arising from a new presidential administration in the United States and the prospect of new leadership in key administrative agencies (such as the FDA and SEC) as well as volatile political conditions in other countries in which we do business could also create additional uncertainty for our industry and our business, including in ways that we cannot foresee.  Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, public health crises and pandemic diseases, and other natural and man-made disasters or events beyond our control. Our facilities and employees are located in regions that experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, public health crisis, pandemic diseases or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

We have incurred and will continue to incur substantial costs as a result of operating as a public company, our management will continue to devote substantial time to existing and new compliance initiatives and corporation governance policies, and we will need to hire additional qualified accounting, financial, legal and compliance personnel with appropriate public company experience.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives and we will need to continue to hire and retain additional accounting, financial, legal and compliance personnel with appropriate public company experience and technical accounting and securities laws knowledge. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from product development and commercialization efforts. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly.

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

We have in the past failed and may in the future fail to maintain an effective system of internal control over financial reporting. This may prevent us from accurately reporting our financial results or preventing fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To continue to achieve and maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, from time to time we may not be able to conclude that our internal control over financial reporting is effective as required by Section 404, as was the case for the year ended December 31, 2023 and quarterly periods in 2024, due to a material weakness identified in internal controls related to ineffective information technology general controls in the areas of user access and program change management over our key accounting and reporting information technology system. Additionally, the material weakness in our internal control over financial reporting resulted in our management being unable to conclude that our disclosure controls and procedures were effective for the applicable period. The material weakness has since been remediated; however, additional material weaknesses may arise in the future.

In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, as it did in our Annual Report on Form 10-K for the year ended December 31, 2023. A material weakness could result in a restatement of our financial statements, failure to meet our reporting obligations in a timely manner, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Ineffective internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. Any of these could, in turn, result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We have previously identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We previously identified a material weakness in internal control related to ineffective information technology general controls, or ITGCs, in the areas of user access and program change management over our key accounting and reporting information technology, or IT, system. As a result, the related business process controls (specifically, the IT application controls and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from the system impacted by the ineffective ITGCs, were also ineffective. Although the material weakness identified above did not result in any material misstatements in our consolidated financial statements for the periods presented and there were no changes to previously released financial results, our management concluded that these control deficiencies constitute a material weakness and that our internal control over financial reporting was not effective as of December 31, 2023.

Our management designed and implemented new controls and measures to remediate this material weakness, and management has concluded that the material weaknesses described above have been remediated. However, we cannot assure you that the measures we are taking will be sufficient to avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We have undertaken certain initiatives, including disclosures, to improve the sustainability profile of our products and/or operations and respond to stakeholder expectations; however, such initiatives may be costly and may not have the desired effect. For example, sustainability-related initiatives are often based on methodologies, standards, or data that are still evolving and subject to varying interpretations. We cannot guarantee that our approach, either now or in future, will align with the expectations of particular stakeholders or that certain disclosures will not be considered erroneous or subject to misinterpretation. In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. Such requirements and other expectations are not uniform, and may be inconsistently interpreted or applied, which can increase the complexity and cost of compliance. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.  Additionally, many of our business partners and suppliers may be subject to similar reporting and stakeholder expectations, which may augment or create additional risks, including risks that may not be known to us.  Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain environmental, social and sustainability-related initiatives. Both advocates and opponents of these matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our cybersecurity program based on the NIST Cybersecurity Framework (CSF). This framework provides us with a common language and structure for identifying, assessing, and managing cybersecurity risks across our organization. We do not claim to comply with the standards or specifications by using this framework. It is a guide to help us manage the cybersecurity risks that are relevant to our business.

Our cybersecurity program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. To this end, we have implemented a cybersecurity program that includes the following key elements:

●	A Cybersecurity Manager responsible for, among other things, developing and maintaining our administrative, technical, and physical cybersecurity controls.
●	Risk assessments using the CIS Risk Assessment Method (RAM), which identify material cybersecurity risks to our critical systems and information.

●	A vulnerability management program that involves the continuous monitoring of information systems for vulnerabilities, and a process to effectively remediate those vulnerabilities based on criticality level.
●	A comprehensive Disaster Recovery plan to ensure IT personnel and Business owners are prepared for any disruption to Rhythm’s business.
●	A constantly available Security Operations Center (SOC) to monitor our critical infrastructure and execute immediate, human-led responses to confirmed threats.
●	External technology and security providers to assess, test or otherwise assist with aspects of our cybersecurity program.
●	Cybersecurity awareness training for employees, including supplemental training for senior management and other personnel who access highly sensitive information.
●	A trained incident response team and written procedures to effectively respond to potential computer security incidents.
●	A third-party risk management process to evaluate the business risk of working with key service providers and vendors who access sensitive information.

We have not identified any cybersecurity incidents that have materially affected our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factors— Our information technology systems, or those of our third-party CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of setmelanotide development programs, regulatory investigations, enforcement actions and lawsuits.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks. The Committee oversees management’s implementation of our cybersecurity program.

The Committee receives periodic reports from management on our cybersecurity program and risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Committee reports to the full Board regarding its activities and risk management functions, including those related to cybersecurity. Board members receive presentations on cybersecurity risk and strategy from our Senior Cybersecurity Manager, as part of the Board’s continuing education on topics that impact public companies.

The Senior Cybersecurity Manager, with the help of our IT and Legal team is responsible for assessing and managing our material risks from cybersecurity threats. This position has the primary responsibility for our overall cybersecurity risk management program and supervises both our internal personnel and our retained external cybersecurity consultants. The current Senior Cybersecurity Manager has extensive information security and program management experience and has held past positions as a virtual CISO for a wide range of organizations.

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

Item 2. Properties

Our corporate headquarters are located in Boston, Massachusetts, where we lease approximately 13,600 square feet of office space pursuant to lease agreements expiring in July 2030. This facility houses our research, clinical, regulatory, commercial and administrative personnel.  See Note 6 to our audited consolidated financial statements included in this report for additional information about this lease.

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

Holders of Common Stock

As of February 24, 2025, there were 17 holders of record of our common stock.  This number does not reflect beneficial owners whose shares are held in street name.

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

The following graph shows the total stockholder return of an investment of $100 in cash at market close on December 31, 2017 through December 31, 2024 for (1) our common stock, (2) the Nasdaq Composite Index (U.S.) and (3) the Nasdaq Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

Except as previously disclosed in Current Reports on Form 8-K filed on January 4, 2024 and April 1, 2024, we did not make any unregistered sales of equity securities during the period covered by the report.

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

In this Item 7, we discuss the results of operations for the years ended December 31, 2024 and 2023 and comparisons of our cash flows for the year ended December 31, 2024 to the year ended December 31, 2023. Discussion and analysis of our 2022 fiscal year, as well as the year-over-year comparison of our 2023 financial performance to 2022, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor (MC4R) agonists, including our lead asset, IMCIVREE® (setmelanotide), as precision medicines designed to treat hyperphagia and severe obesity caused by MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing therapies for a subset of individuals who have hyperphagia, a pathological, insatiable hunger and impaired satiety accompanied by persistent and abnormal food-seeking behaviors, decreased energy expenditure and severe obesity due to diseases such as acquired or congenital hypothalamic obesity, Bardet-Biedl syndrome (BBS) or other diseases caused by impaired MC4R pathway signaling. The MC4R pathway is a neuro-endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), United Kingdom, Canada and several other countries and regions.

IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to BBS or proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). The European Commission (EC) and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. In addition to the United States, we have achieved market access or named patient sales for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in 15 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

With our efforts in hypothalamic obesity and other potential indications, we are advancing what we believe is the most comprehensive clinical research and development program ever initiated in MC4R pathway diseases, with multiple ongoing and planned clinical trials. Our MC4R pathway program is designed to expand the total number of patients who we believe could benefit from setmelanotide therapy or from one of our new drug candidates.  Our Phase 3 EMANATE trial, comprised of four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases is ongoing.  Following the completion of our Phase 2 DAYBREAK trial, we identified six genetically-defined cohorts that we believe merit further investigation for potential setmelanotide efficacy. We also are evaluating setmelanotide for the treatment of Prader-Willi syndrome (PWS) in a 26-week, open-label Phase 2 trial which was initiated at a single site in the United States during the first quarter of 2025.

In addition to setmelanotide, we have two earlier-stage investigational MC4R agonists in clinical development, RM-718, designed for weekly administration, and bivamelagon, an oral small molecule, which are each advancing in Phase 1 and 2 clinical trials, respectively. These investigational assets are designed to be highly selective for the MC4R and MC1R sparing and thereby not cause hyperpigmentation. We completed enrollment in our Phase 2 trial evaluating bivamelagon, in acquired hypothalamic obesity in the first quarter of 2025. With RM-718, we anticipate initiating Part C of our Phase 1 trial to evaluate this weekly MC4R agonist in patients with acquired hypothalamic obesity in the first quarter of 2025.

We are leveraging what we believe is the largest known DNA database focused on obesity - with approximately 100,000 sequencing samples as of December 31, 2024 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Our sequencing-based epidemiology estimates show that each of these genetically-defined MC4R pathway deficiencies are considered rare diseases, according to established definitions based on patient populations. Our epidemiology estimates are approximately 4,600 to 7,500 for U.S. patients in initial FDA-approved indications, including obesity due to BBS and biallelic POMC, PCSK1 or LEPR deficiencies. Our epidemiology estimates for the two more prevalent indications being studied in our Phase 3 EMANATE trial (SH2B1 and POMC/PCSK1) suggest that approximately 29,000 U.S. patients with one of these genetically driven obesities have the potential to respond well to setmelanotide. Similarly, our epidemiology estimates for patients with genetic indications who demonstrated an initial response following stage 1 of our Phase 2 DAYBREAK trial is approximately 65,300. All these patients face similar challenges as other patients with rare diseases, namely lack of awareness, resources, tests, tools and, especially, therapeutic options.

We are developing setmelanotide to address additional patients with acquired hypothalamic obesity. In our Phase 2 trial evaluating setmelanotide as a treatment for hypothalamic obesity, as announced in November 2022, 16 of 18 patients achieved the primary endpoint with a body mass index (BMI) decrease greater than 5 percent on setmelanotide therapy, and we observed a 14.5 mean percent reduction in BMI across all patients. As part of our November 2022 presentation, we detailed that fourteen of these patients transitioned from this Phase 2 trial into our open-label, long-term extension trial and they remained on therapy, as of November 3, 2023. Twelve of these 14 patients had achieved a 25.5% reduction in mean BMI from baseline at one year on setmelanotide therapy.  On February 22, 2024, we provided an update on progress of our pivotal, Phase 3 clinical trial evaluating setmelanotide in patients with acquired hypothalamic obesity. We completed enrollment in the Phase 3 clinical trial is designed to enroll 120 patients aged 4 years or older randomized 2:1 to setmelanotide therapy or placebo for a total of 60 weeks, including up to eight weeks for dose titration. The primary endpoint is the percent change in BMI after approximately 52 weeks on a therapeutic regimen of setmelanotide versus placebo. Key secondary endpoints include the proportion of patients who achieve ≥5% reduction in BMI from baseline in adults (≥18) or BMI Z-score reduction of ≥0.2 from baseline in pediatrics after approximately 52 weeks on a therapeutic regimen of compared with placebo, and mean change in the weekly average of the daily most hunger score in patients ≥12 years from baseline after approximately 52 weeks on a therapeutic regimen of setmelanotide versus placebo. We expect to report top-line study results in the first half of 2025.

To date, we have not generated sufficient cash flow from product sales and have financed our operations primarily through the proceeds received from the sales of common and preferred stock, royalty interest financing, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of Convertible Preferred Stock (as defined below).  Since our initial public offering, or IPO, on October 10, 2017 and our underwritten follow-on offerings through October 2022, we have raised aggregate net proceeds of approximately $832.7 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We also received $100.0 million from the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. in February 2021.  In June 2022, we entered into the Revenue Interest Financing Agreement (“RIFA”), with entities managed by HealthCare Royalty Partners, collectively referred to as the Investors, and through December 31, 2024 have received cumulative proceeds of $96.7 million, net of certain transaction costs.  We also received $147.8 million in net proceeds under the Investment Agreement, with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock”, or the Convertible Preferred Stock, for an aggregate purchase price of $150.0 million, or $1,000 per share.  As of December 31, 2024, our cash and cash equivalents and short-term investments were approximately $320.6 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2027.

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

As of December 31, 2024, we had an accumulated deficit of $1,155.3 million. Our net losses were $260.6 million and $184.7 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As of December 31, 2024, our cash and cash equivalents and short-term investments were approximately $320.6 million.  We expect that our cash and cash equivalents and short-term investments as of December 31, 2024, will enable us to fund our operating expenses into 2027.

Corporate Background

We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.

Financial Operations Overview

Revenue

To date, we have generated approximately $227.6 million of revenue from product sales. Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021. We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France in March 2022 under the paid early access program. IMCIVREE was approval by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively. Following these approvals for BBS, sales of IMCIVREE have grown, and we expect will continue to grow as we identify and treat more patients with this disease and obtain reimbursement throughout the international markets in which we operate.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods.  We expect cost of sales to increase in 2025 as we continue to sell inventory that is produced after we began capitalizing manufacturing costs for IMCIVREE commercial inventory.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery and genetic sequencing efforts, and the clinical development of setmelanotide, which include:

●	expenses incurred under agreements with third parties, including CROs that conduct research and development and preclinical activities on our behalf, and the cost of consultants and CMOs that manufacture drug products for use in our preclinical studies and clinical trials;
●	employee-related expenses including salaries, benefits and stock-based compensation expense;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials;
●	the cost of genetic sequencing of potential patients in clinical studies;
●	facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs;
●	acquired in process research and development costs associated with the acquisition of Xinvento B.V., or Xinvento in the three months ended March 31, 2023; and
●	acquired in process research and development costs associated with the acquisition of LG Chem, Ltd.’s, or LGC’s, proprietary compound bivamelagon in the three months ended March 31, 2024.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our current research and development expenses:

	December 31,
Research and development summary	2024	2023
Research and development expense	$237,957	$134,951

We are unable to predict the duration and costs of the current or future clinical trials of our product candidates. The duration, costs, and timing of clinical trials and development of setmelanotide, RM-718, bivamelagon, and a potential therapeutic product candidate for congenital hyperinsulinism (CHI) will depend on a variety of factors, including:

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

The following table summarizes our current selling, general and administrative expenses.

	December 31,
Selling, general and administrative summary	2024	2023
Selling, general and administrative expense	$144,304	$117,532

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

Revenue Recognition

In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, we have identified one performance obligation: the sale of IMCIVREE to our customers. We have not incurred or capitalized any incremental costs associated with obtaining contracts with customers.

In the United States, which accounts for the largest portion of our total revenues, the Company sells its product to one material specialty pharmacy.  The product is distributed through third-party logistics, or 3PL, distribution agent that does not take title to the product.  Once the product is delivered to the Company’s specialty pharmacy provider, our customer in the United States, the customer (or “wholesaler”) takes title to the product.  The wholesaler then distributes the product to patients.  In our distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product. Internationally, we make sales primarily to specialty distributors and retail pharmacy chains, as well as hospitals, many of which are government-owned or supported.  The Company offers returns of product sold to the customer on a limited basis, however, no material returns have been recognized to date.

Revenue is recorded at net selling price (transaction price), which includes estimates of variable consideration.  Our variable consideration consists of government rebates, trade discounts, product returns and other incentives.  The largest of our variable consideration components is government rebates for which reserves are established for estimated rebates for programs such as Medicaid, Medicare and Tricare in the United States as well as certain government rebates and pricing adjustments in certain international markets that we operate.  We estimate these rebates based upon a range of possible outcomes that take into consideration the estimated payer mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on our consolidated balance sheets.  On a quarterly basis, we update our estimates and record any necessary adjustments in the period identified.  Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contract. If actual results in the future vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.  Provisions for trade discounts, chargebacks and allowances are recorded as reductions to accounts receivable, and returns, government rebates, and other incentives are recorded as a component of accrued expenses.

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

Stock-based compensation

We maintain the Rhythm Pharmaceuticals, Inc. 2017 Equity Incentive Plan, (the “2017 Plan”) which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants to employees, consultants, advisors and directors, as determined by the board of directors. As of December 31, 2024, we had reserved 12,475,344 shares of common stock under the 2017 Plan. Shares of common stock issued pursuant to awards are generally issued from authorized but unissued shares. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock, and not less than 110% for participants who own more than 10% of the voting power. Awards granted under the 2017 Plan will vest over periods as determined by our Compensation Committee and approved by our board of directors.

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

The exercise price of stock options granted under the 2022 Inducement Plan will not be less than the fair market value of a share of our common stock on the grant date. Other terms of awards, including vesting requirements, are determined by our board of directors and are subject to the provisions of the 2022 Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the 2022 Inducement Plan expire no more than 10 years from the date of grant. As of December 31, 2024, there were 495,978 stock option awards outstanding, 317,554 restricted stock unit awards outstanding and 14,586 shares of common stock available for future grant under the 2022 Inducement Plan.

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

Income taxes

We account for uncertain tax positions in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 740, Accounting for Income Taxes, or ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2024, we did not have any uncertain tax positions.

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

Results of Operations

Comparison of years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,		Change
	2024	2023	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$130,126	$77,428	$52,698	68%
Total revenues	130,126	77,428	52,698	68%
Costs and expenses:
Cost of sales	13,368	9,302	4,066	44%
Research and development	237,957	134,951	103,006	76%
Selling, general, and administrative	144,304	117,532	26,772	23%
Total costs and expenses	395,629	261,785	133,844	51%
Loss from operations	(265,503)	(184,357)	(81,146)	44%
Other income (expense), net	5,247	243	5,004	2,059%
Loss before income taxes	(260,256)	(184,114)	(76,142)	41%
Provision for income taxes	346	564	(218)	(39)%
Net loss	$(260,602)	$(184,678)	$(75,924)	41%

Product revenue, net increased by $52.7 million to $130.1 million in 2024 from $77.4 million in 2023, an increase of 68%. We expect our sales of IMCIVREE to continue to increase following the FDA approval for the treatment of patients with BBS in the United States in June 2022.  We have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 15 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. For the years ended December 31, 2024 and 2023, a substantial amount of our product revenue, or 74% and 77%, respectively, was generated from sales of our product to patients in the United States.

Cost of sales. Cost of sales increased by $4.1 million to $13.4 million in 2024 from $9.3 million in 2023, an increase of 44%, which was driven primarily by the increase in product revenue in 2024.  Cost of sales is composed of royalty expense due to Ipsen on our net product sales, amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the United States and EU, the cost of product, as well as costs associated with our patient assistance programs.  Specifically, the $4.1 million increase in cost of sales in 2024 was due to $2.6 million of additional royalties due to our growth in sales and $1.5 million due to higher product costs from higher net product revenue.  We expect cost of sales as a percentage of product revenue, net to continue to be in a range of 10% to 12% in foreseeable future.

Research and development expense. Research and development expense increased by $103.0 million to $238.0 million in 2024 from $135.0 million in 2023, an increase of 76%. The increase was primarily due to the following:

●	acquired in-process research and development costs associated with the acquisition of LGC’s proprietary compound bivamelagon of $92.4 million;
●	an increase of $8.1 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs;
●	an increase of $7.5 million in our Phase 3 acquired hypothalamic obesity trial, our Phase 1 clinical trial of RM-718 and the Phase 2 bivamelagon trial acquired from LGC. These costs were partially offset by reduced activity due to the completion and wind down of our long term extension trial, Phase 2 Basket trial, Phase 3 pediatrics trial, and switch trial; and
●	an increase of $4.3 million due to increased CMC development costs related to RM-718 and bivamelagon.

The above increases were partially offset by:

●	the purchase of in-process research and development assets of $5.7 million from Xinvento in 2023, which did not recur in 2024; and
●	a decrease in our clinical trial costs associated with decreased activity in our Phase 2 DAYBREAK trial and pediatrics trial for setmelanotide therapy of approximately $3.6 million.

Selling, general and administrative expense. Selling, general and administrative expense increased by $26.8 million to $144.3 million in 2024 from $117.5 million in 2023, an increase of 23%. The increase was primarily due to the following:

●	an increase of $18.7 million due to increased compensation and benefits related costs associated with additional headcount to support our expanding business operations as well as to establish commercial operations in international regions;
●	an increase of $6.7 million related to increased marketing and promotion costs to support continued revenue growth; and
●	an increase of $3.1 million related to professional services costs, including legal, consulting and tax services.

The above increases were partially offset by:

●	a decrease in inventoriable costs that were capitalized to inventory as labor and overhead, of $1.7 million.

Other income (expense), net.  Other income (expense), net increased by $5.0 million to $5.2 million in 2024 from $0.2 million in 2023, which was due to the following:

●	a gain of $8.9 million recognized for the change in fair value of a forward contract recorded with the issuance of Convertible Preferred Stock; and
●	a change in fair value of the embedded derivative in our debt royalty obligation of $1.2 million, realized foreign currency gains of $0.4 million and other income of $0.4 million; and
●	an increase in interest income of $0.8 million earned on our short-term investments, based on higher investment balances from the net proceeds of $147.8 million from the convertible preferred stock issuance.

These increases were slightly offset by:

●	recognition of $4.0 million of non-cash interest expense in 2024 associated with accretion of the current liability payable to LGC in July 2025; and
●	an increase in non-cash interest expense of $2.7 million related to amortization of debt discount and deferred financing fees associated with our higher deferred royalty obligation balance, based on the receipt of our final $25.0 million sales milestone in the three months ended September 30, 2023.

Liquidity and Capital Resources

As of December 31, 2024, our cash and cash equivalents and short-term investments were approximately $320.6 million.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(113,879)	$(136,157)
Investing activities	(48,173)	(5,665)
Financing activities	191,242	74,368
Effect of exchange rates on cash	2	(142)
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,192	(67,596)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses, adjusted for non-cash charges and changes in components of operating assets and liabilities.

Net cash used in operating activities was $113.9 million for the year ended December 31, 2024, and consisted primarily of a net loss of $260.6 million adjusted for non-cash items of $43.8 million, which consisted of stock-based compensation, depreciation and amortization, non-cash interest expense, non-cash accretion and amortization of short-term investments, non-cash accretion of other current liability, non-cash rent expense, gain on settlement of forward contract, and the change in the fair value of our embedded derivative liability.  Our net loss also included $92.4 million of acquired In-Process Research and Development (IPR&D) assets, which are classified as investing activities. The change in operating assets and liabilities provided net cash of approximately $10.6 million, primarily driven by increases to accounts payable and accrued expenses of $21.9 million, net decreases in long-term assets of $7.9 million, offset by net increases in accounts receivable and inventory of $13.8 million and net increases to prepaid expenses of $5.5 million.

Net cash used in operating activities was $136.2 million for the year ended December 31, 2023, and consisted primarily of a net loss of $184.7 million adjusted for non-cash items of $38.0 million, which consisted of stock-based compensation, depreciation and amortization, non-cash rent expense, accretion and amortization of our short-term investments and the change in the fair value of our embedded derivative liability.  Our net loss also included $5.7 million of acquired IPR&D assets, which are classified as investing activities. The change in operating assets and liabilities reflected a total net source of cash of approximately $4.8 million primarily driven by a net increase in accounts payable and accrued expenses of $14.8 million, decreases in long term assets of $1.7 million  and decreases in prepaid expenses and other current assets of $2.7 million.  The net cash sources described above were partially offset by net cash uses from increases in accounts receivable and inventory totaling $14.4 million, based on the ongoing growth in the business.

Net cash used in investing activities

Net cash used in investing activities was $48.2 million for the year ended December 31, 2024 and related to purchases of short term investments for $268.3 million and cash used for the purchase of LGC’s proprietary compound bivamelagon for $40.0 million in January 2024, offset by gross maturities of short-term investments of $260.6 million.

Net cash used in investing activities was $5.7 million for the year ended December 31, 2023 which related primarily to cash used to purchase Xinvento’s IPR&D assets in February 2023.  Our gross purchases of short-term investments of $354.9 million were generally offset by gross proceeds from maturities of short-term investments of $355.0 million.

Net cash provided by financing activities

Net cash provided by financing activities was $191.2 million for the year ended December 31, 2024, and consisted of net proceeds of $147.8 million from the issuance of Convertible Perferred Stock as well as net proceeds from our ATM equity offering of $39.1 million.  We also received proceeds of $17.2 million from the exercise of stock options and the issuance of common stock from our 2017 Employee Stock Purchase Plan, or the ESPP. These proceeds were offset by $12.9 million of repayments on our deferred royalty obligation.

Net cash provided by financing activities was $74.4 million for the year ended December 31, 2023, which consisted of  net proceeds of $48.9 million from the issuance of common stock in August 2023, net proceeds of $24.4 million from the final investment tranche of our deferred royalty obligation and $8.5 million of cash proceeds from the exercise of stock options and the issuance of common stock from the ESPP. These proceeds were partially offset by $7.4 million of repayments of our deferred royalty obligation.

Revenue Interest Financing Agreement

On June 16, 2022, we entered into the RIFA with HealthCare Royalty, for a total investment amount of up to $100 million. In exchange for the total investment amount to be received by us, HealthCare Royalty will receive a tiered royalty based on global net product sales generated by IMCIVREE. For additional information, see Note 11, “Long-term Obligations” to the consolidated financial statements included elsewhere in this Annual Report.

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

We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2027. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the costs to commercialize setmelanotide, by building an internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the scope, progress, results and costs of clinical trials for our setmelanotide program, as well as for RM-718 and bivamelagon, and in connection with a therapeutic product candidate for CHI;
●	the costs, timing and outcome of regulatory review of our setmelanotide program; as well as for RM-718 and bivamelagon, and in connection with a therapeutic product candidate for CHI;

●	the costs related to the acquisition, integration, research and development and commercialization efforts related to the acquisition of Xinvento B.V. and any related therapeutic product candidates;
●	the obligations owed to Ipsen, Camurus and LG Chem, pursuant to our license agreements;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company and losing our emerging growth company status.

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

On February 29, 2024, we and Cowen entered into Amendment No. 1 to Sales Agreement (the “Amendment”) to increase the aggregate offering price of the shares of common stock that may be issued and sold pursuant to the Sales Agreement to $200.0 million (excluding the aggregate offering price of shares of common stock issued and sold pursuant to the Sales Agreement prior to February 29, 2024). In connection with the Amendment, on February 29, 2024, we filed with the SEC a prospectus supplement, dated February 29, 2024, which, combined with the Base Prospectus (together, the “New Prospectus”), amended the Prior Prospectus in its entirety. The issuances and sales under the Sales Agreement, as amended by the Amendment, will be made pursuant to the Registration Statement and the New Prospectus.

Beginning on December 10, 2024 the company sold 744,595 shares of common stock in the ATM program for net proceeds of $41.2 million as of December 31, 2024.  The company sold an additional 587,510 shares of common stock in the ATM program through January 21, 2025 for net proceeds of approximately $32.1 million.

Other funding

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

In April 2024, we received $147.8 million in net proceeds under the Investment Agreement, with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Convertible Preferred Stock for an aggregate purchase price of $150.0 million, or $1,000 per share.

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

Milestone and royalty payments associated with our license agreements with Ipsen, Camurus, and LG Chem, have not been included as contractual obligations as we cannot reasonably estimate if or when they will occur. Under the terms of the Ipsen license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Ipsen may receive aggregate payments of up to $40.0 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales and at December 31, 2024 there were $27.0 million of remaining milestones that may be achieved and due to Ipsen at a future date. During 2022, we paid Ipsen a $4.0 million milestone upon our first commercial sale of IMCIVREE in Europe.  We did not make additional milestone payments to Ipsen during 2023 or 2024.  In the event that we enter into a sublicense agreement, we will make payments to Ipsen, depending on the date of the sublicense agreement, ranging from 10% to 20% of all revenues actually received under the sublicense agreement.

Under the terms of the Camurus license agreement, assuming that the weekly formulation of setmelanotide is successfully developed, receives regulatory approval and is commercialized, Camurus may receive aggregate payments of up to $64.8 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales.  As of December 31, 2024, there were $62.5 million of remaining milestones that may be achieved and for which Camurus would receive payment at a future date. We paid Camurus a $1.0 million milestone in 2022 upon the achievement of a development milestone.  We did not make any milestone payments to Camurus during 2023 or 2024. The majority of the aggregate payments under the Camurus license agreement are for milestones that may be achieved no earlier than first commercial sale of this weekly formulation of setmelanotide.

Under the terms of the LG Chem license agreement, we have paid LG Chem $40 million in cash, issued shares of our common stock with an aggregate value of $20 million and agreed to make a $40 million payment in cash 18 months after the effective date of the license agreement.  We have also agreed to pay LG Chem up to $205 million in cash upon achieving various regulatory and sales milestones based on net sales of bivamelagon.  In addition and subject to the completion of Phase 2 development of bivamelagon, the Company has agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from its MC4R portfolio, including bivamelagon, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon in a region if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon for the limited remainder of the royalty term in the relevant region.  We entered into this agreement in 2024 and have not yet made any milestone payments.

Based on our current development plans as of December 31, 2024, we expect to make milestone payments to third parties, during the next 12 months from the filing of this Annual Report. These milestones include a $40.0 million payment to LG Chem in July of 2025 (which is the second and final license fee installment, payable to LGC within eighteen (18) months of the effective date of the LG Chem license agrreement) and a $2.0 million payment to the sellers of Xinvento upon the commencement of Good Laboratory Practice (GLP) toxicity trials (currently expected to begin in 2025. Milestones generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in our financial statements and are excluded from the table below.

On May 2, 2024, we entered into an agreement to amend the current operating lease agreement for our head office facility in Boston, Massachusetts. Under the amendment, the current lease was extended for five years through July 31, 2030.  The lease includes approximately 13,600 square feet of office space.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Remediation of Material Weakness

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, we implemented measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weakness.

Our remediation actions included: (i) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (ii) increasing the extent of oversight and verification checks included in the operation of user access and program change management controls and processes; (iii) deploying additional tools to support administration of user access and program change management; and (iv) enhancing quarterly management reporting on the remediation measures to the Audit Committee of the Board of Directors.

Management has concluded that the material weaknesses described above have been remediated. The applicable controls have been in place for a sufficient period of time and management has concluded, through testing, that the controls operated effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation of Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rhythm Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rhythm Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rhythm Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

February 28, 2025

Item 9B.	Other Information

a)Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)Insider Trading Arrangements and Policies.

On December 13, 2024, Yann Mazabraud, the Company’s EVP, Head of International, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 99,495 shares of the Company’s common stock until November 11, 2025.

On December 16, 2024, Pamela Cramer, the Company’s Chief Human Resources Officer, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, originally adopted on May 10, 2024, for the sale of up to 98,937 shares of the Company’s common stock, originally set to expire on May 15, 2025.

On December 16, 2024, Pamela Cramer, the Company’s Chief Human Resources Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 50,394 shares of the Company’s common stock until March 17, 2026.

Other than as disclosed above, during the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, regarding our common stock that may be issued under (1) the 2017 Plan; (2) our 2017 Employee Stock Purchase Plan, (the 2017 ESPP); and (3) the 2022 Inducement Plan.

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price	Available for Future
	of Outstanding Options,	of Outstanding Options,	Issuance Under Equity
Plan Category:	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by stockholders
2017 Plan	7,873,890	$23.32	4,622,751
2017 ESPP	—	—	1,875,738
Equity compensation plans not approved by stockholders
2022 Inducement Plan	813,532	22.91	14,856
Total	8,687,422	$19.19	6,513,345

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

Other

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

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

Exhibit Index

*
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
2.1	Asset Purchase Agreement, dated January 5, 2021, between the Registrant and Alexion Pharmaceuticals, Inc.	8-K	1/5/2021	2.1
2.2	Share Purchase Agreement, by and between Rhythm Pharmaceuticals Netherlands B.V. and Xinvento B.V., dated February 27, 2023.	10-K	3/1/2023	2.2
3.1	Amended and Restated Certificate of Incorporation.	10-Q	5/4/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/18/2023	3.1
3.3	Amended and Restated Certificate of Designations	10-Q	05/07/2024	3.4
4.1	Form of Common Stock Certificate.	S-1/A	9/25/2017	4.1
4.2	Form of Indenture to be entered into between the Registrant and a trustee acceptable to the registrant.	S-3	11/2/2021	4.3
4.3	Form of Indenture.	S-3ASR	3/2/2023	4.1
4.4	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/1/2023	4.3
10.1†	Form of Indemnification Agreement.	S-1/A	9/25/2017	10.1
10.2†	2015 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	S-1/A	9/25/2017	10.21
10.3.1†	2017 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	10-Q	11/14/2017	10.2
10.3.2†	2017 Equity Incentive Plan Restricted Stock Unit Award Agreement	10-K	3/2/2020	10.18
10.3.3†	2017 Equity Incentive Plan Performance Unit Agreement	10-Q	05/07/2024	10.4
10.4.1†	2017 Employee Stock Purchase Plan	10-Q	11/14/2017	10.10
10.4.2†	First Amendment to the 2017 Employee Stock Purchase Plan	S-1	6/18/2018	10.17
10.5.1†	2022 Employment Inducement Plan and Form of Option Agreement	10-K	3/1/2022	10.5.1
10.5.2†	2022 Employment Inducement Plan Form of Restricted Stock Unit Agreement	10-K	3/1/2022	10.5.2
10.6†	Non-Employee Director Compensation Program	10-Q	8/6/2024	10.1
10.7‡	License Agreement, dated March 21, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Ipsen Pharma S.A.S.	S-1	9/5/2017	10.6
10.8‡	License Agreement, dated January 4, 2016, by and between the Registrant and Camurus AB.	S-1	9/5/2017	10.8
10.9‡‡	License Agreement, dated December 3, 2021, by and between the Registrant and RareStone Group Ltd.	10-K	3/1/2022	10.10
10.10.1‡	Development and Manufacturing Services Agreement, dated July 17, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Peptisyntha Inc. (n/k/a Corden Pharma International).	S-1	9/5/2017	10.7
10.10.2‡	First Amendment to Development and Manufacturing Services Agreement, dated February 20, 2020, by and between the Registrant and Corden Pharma Brussels S.A.	10-Q	5/4/2020	10.3

10.10.3‡	Second Amendment to Development and Manufacturing Services Agreement, dated July 15, 2020, by and between the Registrant and Corden Pharma Brussels S.A.	10-Q	8/3/2020	10.1
10.11	Development and Manufacturing Services Agreement, dated as of December 21, 2016, by and between Registrant and Recipharm Monts S.A.S.	S-1	9/5/2017	10.15
10.12.1	Lease, dated November 25, 2015, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	S-1	9/5/2017	10.11
10.12.2	First Amendment to Lease, dated April 15, 2016, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	10-K	3/8/2019	10.9
10.12.3	Second Amendment to Lease, dated August 6, 2018, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	8-K	8/9/2018	10.1
10.12.4	Third Amendment to Lease, dated August 6, 2018, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	10-Q	05/07/2024	10.5
10.13†	Amended & Restated Offer Letter, dated August 3, 2023, by and between the Registrant and Hunter Smith.	8-K	8/3/2023	10.4
10.14†	Offer Letter, dated September 4, 2020, by and between the Registrant and Yann Mazabraud.	10-Q	11/2/2020	10.1
10.19†	Amended & Restated Offer Letter, dated July 28, 2023, by and between the Registrant and Joseph Shulman.	8-K	8/3/2023	10.2
10.20†	Amended & Restated Offer Letter, dated August 3, 2023, by and between the Registrant and Jennifer Chien.	8-K	8/3/2023	10.3
10.21†	Amended & Restated Offer Letter, dated July 28, 2023, by and between the Registrant and David P. Meeker.	8-K	8/3/2023	10.1
10.22†	Offer Letter, dated July 9, 2021, by and between the Registrant and Pamela Cramer	10-Q	8/3/2021	10.1
10.23‡‡	Revenue Interest Financing Agreement, dated June 16, 2022, by and between the Company and entities managed by HealthCare Royalty Management, LLC	10-Q	8/03/2022	10.1
10.24‡‡	Exclusive License Agreement, dated January 4, 2024, by and between Rhythm Pharmaceuticals, Inc. and LG Chem, Ltd.	10-K	2/29/2024	10.25
10.25‡‡	Investment Agreement dated April 1, 2024, by and between Rhythm Pharmaceuticals, Inc., certain affiliates of Perceptive Advisors LLC, and certain other investors	8-K	04/01/2024	10.1
19.0*	Rhythm Global Insider Trading Policy
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
97†	Policy for Recovery of Erroneously Awarded Compensation	10-K	2/29/2024	97
101.INS*	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Name	Title	Date

/s/ David P. Meeker M.D.	Chief Executive Officer, Director, Chairman of the Board	February 28, 2025
David P. Meeker M.D.	(Principal Executive Officer)

/s/ Hunter Smith	Chief Financial Officer	February 28, 2025
Hunter Smith	(Principal Financial Officer)

/s/ Christopher P. German	Corporate Controller	February 28, 2025
Christopher P. German	(Principal Accounting Officer)

/s/ Edward T. Mathers	Lead Director	February 28, 2025
Edward T. Mathers

/s/ Stuart Arbuckle	Director	February 28, 2025
Stuart Arbuckle

/s/ Camille L. Bedrosian, M.D.	Director	February 28, 2025
Camille L. Bedrosian M.D.

/s/ Jennifer L. Good	Director	February 28, 2025
Jennifer L. Good

/s/ Christophe R. Jean	Director	February 28, 2025
Christophe R. Jean

/s/ David W. J. McGirr	Director	February 28, 2025
David W. J. McGirr

/s/ Lynn A. Tetrault	Director	February 28, 2025
Lynn A. Tetrault

RHYTHM PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rhythm Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rhythm Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued and Prepaid Research and Development Expenses related to Phase 3 EMANATE, Phase 3 evaluation of setmelanotide on acquired hypothalamic obesity and Phase 2 evaluation of bivamelagon on acquired hypothalamic obesity clinical trials

Description of the Matter

The Company’s accrued expenses and other current liabilities related to research and development costs were $17.9 million at December 31, 2024. In addition, the Company’s prepaid expenses and other current assets and other long-term assets related to research and development costs were $7.6 million and $6.2 million, respectively, at December 31, 2024. As discussed in Note 2 of the consolidated financial statements, the Company’s research and development expenses are based on the Company’s estimates of the progress of the related studies or clinical trials, including the phase or completion of events, invoices received, and contracted costs, which results in an accrual or prepayment at the balance sheet date.

Auditing certain of the Company’s accrued and prepaid research and development expenses for clinical trials was complex and judgmental, as accounting for the costs associated with these clinical trials required significant estimates of the level of services performed and the associated costs incurred by service providers. Additionally, due to the long duration of these clinical trials and the timing of invoicing received from third parties, the actual amounts incurred are not always known prior to the issuance of the Company’s financial statements.

How We Addressed the Matter in Our Audit

To evaluate the prepaid and accrued research and development costs for these clinical trials at December 31, 2024, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant judgements and estimates made by management to determine the recorded prepaid and accrued amounts. To test the significant judgments and estimates, we corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. In addition, we tested estimates of costs incurred to date by confirming actual costs incurred with the relevant third parties and through review of invoices received by the Company. We also analyzed fluctuations in prepaid and accrued amounts by vendor and by trial throughout the period subject to audit, evaluated the costs incurred per trial, site and/or patient for reasonableness and tested subsequent invoices received from third parties

Allowances for Rebates under the Medicaid Drug Rebate Program

Description of the Matter

As discussed in Note 2 to the Company’s consolidated financial statements, the Company recognizes revenue from product sales based on amounts due from customers net of allowances for variable consideration. Variable consideration includes, among others, rebates mandated by law under Medicaid. The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. The Company estimates its Medicaid Drug Rebate Program accruals based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, contractual rebate rates and estimated lag time of the rebate invoices. Rebate accruals inclusive of estimated amounts payable for claims not yet received or processed as part of the Company’s Medicaid program are recorded within accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

Auditing the allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S. was complex and judgmental due to the complexity of the government mandated calculations. The allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S. are sensitive to these calculations.

How We Addressed the Matter in Our Audit

Our audit procedures to test the allowances for rebates owed pursuant to the Medicaid Drug Rebate Program included, among others, procedures to assess the methodology used to determine the allowance, procedures to test the completeness and accuracy of the underlying data used in the analysis and procedures to test the significant assumptions utilized. To assess the methodology used to determine the allowance, we involved our government pricing specialists to assist in evaluating the Company’s methodology and calculations to measure certain estimated rebates. To test the completeness and accuracy of the underlying data used in the Company’s analysis, we compared the data used in the Company’s calculations to third-party invoices, historical claims data and actual cash payments through the date of the Company’s financial statements. To test the significant assumptions used in the analysis, we involved our government pricing specialists to assist us evaluating the calculations to measure certain estimated rebates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 28, 2025

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$89,137	$60,081
Short-term investments	231,428	215,765
Accounts receivable, net	18,512	14,867
Inventory	18,741	8,624
Prepaid expenses and other current assets	16,382	8,931
Total current assets	374,200	308,268
Property and equipment, net	632	1,341
Right-of-use asset	3,477	781
Intangible assets, net	6,174	7,028
Restricted cash	464	328
Other long-term assets	7,326	14,999
Total assets	$392,273	$332,745
Liabilities, Convertible Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable	$12,328	$4,885
Accrued expenses and other current liabilities	62,658	48,262
Other current liability - LG Chem	37,704	—
Deferred revenue	1,286	1,286
Deferred royalty obligation, current	1,541	—
Lease liability	—	770
Total current liabilities	115,517	55,203
Long-term liabilities:
Deferred royalty obligation	108,269	106,143
Lease liability, non-current	3,938	490
Derivative liability	—	1,150
Total liabilities	227,724	162,986
Commitments and contingencies (Note 12)
Series A convertible preferred stock, $0.001 par value: 150,000 shares authorized; 150,000 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively. Liquidation preference of $150,000 as of December 31, 2024.	142,820	—
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized; 62,390,654 and 59,426,559 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	61	59
Additional paid-in capital	1,177,045	1,064,302
Accumulated other comprehensive (loss) income	(39)	134
Accumulated deficit	(1,155,338)	(894,736)
Total stockholders’ equity	21,729	169,759
Total liabilities, convertible preferred stock and stockholders’ equity	$392,273	$332,745

The accompanying notes are an integral part of these financial statements.

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Revenues:
Product revenue, net	$130,126	$77,428	$16,884
License revenue	—	—	6,754
Total revenues	130,126	77,428	23,638
Costs and expenses:
Cost of sales	13,368	9,302	2,133
Research and development	237,957	134,951	108,630
Selling, general, and administrative	144,304	117,532	92,032
Total costs and expenses	395,629	261,785	202,795
Loss from operations	(265,503)	(184,357)	(179,157)
Other income (expense):
Other income (expense), net	2,239	190	(790)
Gain on settlement of forward contract	8,900	—	—
Interest expense	(20,603)	(13,892)	(5,201)
Interest income	14,711	13,945	4,029
Total other income (expense), net	5,247	243	(1,962)
Loss before income taxes	(260,256)	(184,114)	(181,119)
Provision for income taxes	346	564	—
Net loss	$(260,602)	$(184,678)	$(181,119)
Accrued dividends on convertible preferred stock	(3,970)	—	—
Net loss attributable to common stockholders	$(264,572)	$(184,678)	$(181,119)
Net loss per share attributable to common stockholders, basic and diluted	$(4.34)	$(3.20)	$(3.47)

Weighted-average common shares outstanding, basic and diluted	60,995,204	57,673,128	52,120,701

Other comprehensive loss:
Net loss attributable to common stockholders	$(264,572)	$(184,678)	$(181,119)
Foreign currency translation adjustment	2	(140)	—
Unrealized (loss) gain, net on marketable securities, net of tax	(175)	366	(91)
Comprehensive loss	$(264,746)	$(184,452)	$(181,210)

The accompanying notes are an integral part of these financial statements.

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY

(in thousands, except share data)

						Accumulated
	Series A Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	—	—	50,283,574	50	813,041	(1)	(528,939)	284,151
Stock compensation expense	—	—	—	—	19,831	—	—	19,831
Issuance of common stock in connection with ESPP	—	—	92,932	—	626	—	—	626
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	855,923	1	9,751	—	—	9,752
Issuance of common stock upon completion of public offering, net of offering costs	—	—	5,380,000	5	131,107	—	—	131,112
Net unrealized loss on marketable securities	—	—	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	—	—	(181,119)	(181,119)
Balance at December 31, 2022	—	$—	56,612,429	$56	$974,356	$(92)	$(710,058)	$264,262
Stock compensation expense	—	—	—	—	32,553	—	—	32,553
Issuance of common stock in connection with ESPP	—	—	49,819		1,053	—	—	1,053
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	745,066	1	7,467	—	—	7,468
Issuance of common stock upon completion of ATM equity offering, net of offering costs	—	—	2,019,245	2	48,873	—	—	48,875
Foreign currency translation adjustment	—	—	—	—	—	(140)	—	(140)
Net unrealized gain on marketable securities	—	—	—	—	—	366	—	366
Net loss	—	—	—	—	—	—	(184,678)	(184,678)
Balance at December 31, 2023	—	$—	59,426,559	$59	$1,064,302	$134	$(894,736)	$169,759
Issuance of Series A Preferred Stock, net of $2,250 of issuance costs	150,000	138,850	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	39,682	—	—	39,682
Issuance of common stock in connection with ESPP	—	—	44,554	—	1,270	—	—	1,270
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	1,742,803	2	15,972	—	—	15,974
Issuance of common stock as consideration for LGC license	—	—	432,143	—	18,716	—	—	18,716
Issuance of common stock upon completion of ATM equity offering, net of $1,125 offering costs	—	—	744,595	—	41,073	—	—	41,073
Accretion of preferred stock dividends	—	3,970	—	—	(3,970)	—	—	(3,970)
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Net unrealized loss on marketable securities	—	—	—	—	—	(175)	—	(175)
Net loss	—	—	—	—	—	—	(260,602)	(260,602)
Balance at December 31, 2024	150,000	$142,820	62,390,654	$61	$1,177,045	$(39)	$(1,155,338)	$21,729

The accompanying notes are an integral part of these financial statements.

RHYTHM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(260,602)	$(184,678)	$(181,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	39,682	32,553	19,831
Depreciation and amortization	1,563	1,758	1,672
Non-cash interest expense	20,603	13,360	5,389
Non-cash accretion & amortization of short-term investments	(8,165)	(9,835)	(2,314)
Non-cash rent expense	400	401	(267)
Loss on RareStone equity investment	—	—	1,040
Change in fair value of embedded derivative liability	(1,420)	(190)	(250)
Gain on settlement of forward contract	(8,900)	—	—
Acquired IPR&D assets classified as investing activities	92,385	5,667	—
Changes in operating assets and liabilities:
Accounts receivable	(3,645)	(8,643)	(5,199)
Inventory	(10,117)	(5,707)	(2,806)
Prepaid expenses and other current assets	(5,524)	2,876	498
Deferred revenue	—	(148)	(6,606)
Other long-term assets, net	7,943	1,656	(4,840)
Accounts payable, accrued expenses and other liabilities	21,918	14,773	1,543
Net cash used in operating activities	(113,879)	(136,157)	(173,428)
Investing activities
Purchases of short-term investments	(268,313)	(354,918)	(251,937)
Maturities of short-term investments	260,640	354,967	284,247
Acquisition of IPR&D assets	(40,500)	(5,667)	—
Payment of milestone obligation under license agreement	—	—	(4,000)
Purchases of property and equipment	—	(47)	(281)
Net cash (used in) provided by investing activities	(48,173)	(5,665)	28,029
Financing activities
Repayment of deferred royalty obligation	(12,900)	(7,398)	—
Proceeds from the exercise of stock options	15,976	7,468	9,752
Proceeds from issuance of common stock from ESPP	1,270	1,053	626
Net proceeds from issuance of common stock	39,146	48,875	131,112
Proceeds from royalty financing agreement, net of issuance costs	—	24,370	72,338
Gain on settlement of forward contract	8,900	—	—
Proceeds from Series A Preferred Stock, net of issuance costs	138,850	—	—
Net cash provided by financing activities	191,242	74,368	213,828
Effect of exchange rates on cash	2	(142)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	29,192	(67,596)	68,429
Cash, cash equivalents and restricted cash at beginning of period	60,409	128,005	59,576
Cash, cash equivalents and restricted cash at end of period	$89,601	$60,409	$128,005
Supplemental disclosure of non-cash investing and financing activities:
Non-current liability issued in exchange for the acquisition of IPR&D	$33,669	$—	$—
Issuance of common stock in exchange for IPR&D	$18,716	$—	$—
Accretion of preferred stock dividends	$3,970	$—	$—

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

The Company is a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc. The Company has wholly owned subsidiaries in the US, Ireland, the United Kingdom, the Netherlands, France, Germany, Italy, Spain, Japan and Canada.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since inception.  As of December 31, 2024, the Company had an accumulated deficit of $1,155,338.  The Company has primarily funded these losses through the proceeds from the sales of our common stock and preferred stock, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

At December 31, 2024, the Company had $320,565 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out license arrangements, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations through at least the next twelve months from the filing of this Annual Report on Form 10-K with the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these financial statements include but are not limited to, estimates related to determining our net product revenue, and accruals related to research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  Changes in estimates are recorded in the period in which they become known.  Actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Rhythm Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently operates in two business segments, which are U.S. and international segments for the development and commercialization of therapies for patients with rare diseases. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company meets the aggregation criteria of ASC 280 and therefore has one reportable segment for the year ended December 31, 2024.

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fiscal year beginning January 1, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 15.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the years ended December 31, 2024 and 2023, approximately 74% and 77%, respectively, of all of the Company’s revenue was generated from a single customer in the United States. As of December 31, 2024 and 2023, approximately 67% and 67%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.

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

Short-Term Investments

Short-term investments consist of investments with maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the years ended December 31, 2024, 2023, and 2022, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of December 31, 2024 and 2023, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.

Restricted Cash

Restricted cash consists of security deposits in the form of letters of credit placed in separate restricted bank accounts as required under the terms of the Company’s lease arrangement for its corporate office in Boston, Massachusetts and the Company’s corporate travel credit card.

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any material credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customer. At December 31, 2024 and 2023, the Company determined an allowance for doubtful account was not required based upon its review of contractual payments and its customer payment histories.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, Net

In the United States, which accounts for the largest portion of our total revenues, the Company sells its product to one material specialty pharmacy.  The product is distributed through third-party logistics, or 3PL, distribution agent that does not take title to the product.  Once the product is delivered to the Company’s specialty pharmacy provider, our customer in the United States, the customer (or “wholesaler”) takes title to the product.  The wholesaler then distributes the product to patients.  In our distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product. Internationally, we make sales primarily to specialty distributors and retail pharmacy chains, as well as hospitals, many of which are government-owned or supported.  The Company offers returns of product sold to the customer on a limited basis, however, no material returns have been recognized to date.

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

The following are the components of variable consideration related to product revenue:

Government rebates:  The Company is subject to discount obligations under government programs, including U.S. Medicaid programs, Medicare and Tricare in the United States as well as certain government rebates and pricing adjustments in certain international markets that we operate.  We estimate these rebates based upon a range of possible outcomes that take into consideration the estimated payer mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on our condensed consolidated balance sheets.  On a quarterly basis, we update our estimates and record any necessary adjustments in the period that we identify the adjustments.

Trade discounts and allowances:  The Company provides customary invoice discounts on IMCIVREE sales to certain of our customers for items such as prompt payment. These are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, we receive and pay for various distribution services from our customers in the distribution channel.  For services that are not distinct from the sale of our product, such fees are classified as a reduction of product revenue.

Product returns:  Our customers have limited return rights related to the product’s damage or defect.  The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. Based on the distribution model for IMCIVREE, the Company believes there will be minimal returns and these reserves have not been material to date.

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

The table below summarizes balances and activity in each of the product revenue allowance and reserve categories as follows:

	Provision for Cash Discounts	Fees, Rebates and Other Incentives	Total
Beginning Balance at December 31, 2022	$99	$2,710	$2,809
Provision related to sales in the current year	1,672	17,351	19,023
Credit and payments made	(1,572)	(10,586)	(12,158)
Ending balance December 31, 2023	$199	$9,475	$9,674
Provision related to sales in the current year	2,317	27,315	29,632
Credit and payments made	(2,263)	(20,940)	(23,203)
Ending balance December 31, 2024	$253	$15,850	$16,103

Provision for cash discounts are recorded as reductions of accounts receivable, and fees, rebates, and other incentives are recorded as components of accrued expenses.

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

Inventory consists of the following:

	December 31,	December 31,
	2024	2023
Raw Materials	$6,776	$4,625
WIP	1,250	1,104
Finished Goods	10,715	2,895
Total Inventory	$18,741	$8,624

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

Intangible Assets, net

Definite-lived intangible assets related to capitalized milestones under license agreements are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life. If our estimate of the product’s useful life is shorter than the remaining patent life, then a shorter period is used. Amortization expense is recorded as a component in cost of sales in the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the years ended December 31, 2024, 2023 and 2022.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of costs incurred in advance of services being received, including services related to clinical trial programs.  Prepaid expenses and other current assets consists of the following:

	December 31,
	2024	2023
Prepaid research and development costs	$7,580	$2,259
Other current assets	8,802	6,672
Prepaid expenses and other current assets	$16,382	$8,931

Other Long-Term Assets

Other long-term assets consist primarily of costs incurred in advance of services being received, including services related to clinical trial programs.  Since the Company will not receive services within one year of the balance sheet date, these assets are considered long-term.  Other long-term assets consists of the following:

	December 31,
	2024	2023
Long-term research and development costs	$6,209	$12,594
Other long-term assets	1,117	2,405
Other long-term assets	$7,326	$14,999

Property and Equipment

Property and equipment consists of the following:

	Useful	December 31,
	Life	2024	2023
Leasehold improvements	*	$2,705	$2,705
Office equipment	5 years	154	155
Computers and software	3 years	1,291	1,291
Furniture, fixtures and equipment	5 years	1,249	1,249
		5,399	5,400
Less accumulated depreciation and amortization		(4,767)	(4,059)
Property and equipment, net		$632	$1,341

*Shorter of asset life or lease term.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2024, 2023 and 2022 was $710, $903, and $896 respectively.

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

Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity.  Net foreign currency exchange transaction gains (losses), which are included in other (expense) income, net on our consolidated statements of operations, were immaterial for the years ended December 31, 2024, 2023 and 2022.

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

The Company’s cash equivalents and marketable securities and derivative liability at December 31, 2024 and  2023 were carried at fair value, determined according to the fair value hierarchy.  See Note 5 for further discussion.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities at December 31, 2024 and 2023, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes in the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, no accrued interest or penalties are included as a component of accrued expenses in the consolidated balance sheets.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by adjusting the weighted-average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the more dilutive of the if-converted or treasury stock method. For purposes of the diluted net loss per share calculation, stock options, restricted stock units and performance stock units are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect, under either the treasury stock or if-converted method for the periods indicated:

	Year Ended
	December 31,
	2024	2023	2022
Stock options	6,611,391	6,551,025	6,354,544
Restricted stock units	1,805,412	1,079,382	774,166
Performance stock units	249,322	581,246	804,797
Common stock reserved for the conversion of Series A convertible preferred stock	3,124,995
Potential common shares	11,791,120	8,211,653	7,933,507

Comprehensive Loss

Comprehensive loss represents the net change in stockholders’ equity during a period from sources other than transactions with shareholders. As reflected in the accompanying consolidated statements of operations and comprehensive loss, our comprehensive loss is comprised of net losses, foreign currency translation adjustments and unrealized gains and losses on marketable debt securities.  These changes in equity are reflected net of tax.

Patent Costs

Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expenses. Patent costs were $1,311, $555 and $406 for the years ended December 31, 2024, 2023 and 2022, respectively.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.  See Note 16.

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

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fiscal year beginning January 1, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 15.

3. Asset Acquisitions

LG Chem, Ltd.

On January 4, 2024, the Company entered into a license agreement and share issuance agreement with LG Chem, Ltd. (“LGC”).  Under the terms of the license agreement, the Company obtained worldwide rights to LGC’s proprietary compound bivamelagon and assumed sponsorship of two ongoing LGC Phase 2 studies designed to evaluate safety, tolerability, pharmacokinetics and weight loss efficacy of bivamelagon.

The total purchase consideration of $92.4 million consisted of cash payments with a present value of $73.7 million and $18.7 million in the Company’s common shares. At closing, $40.0 million of cash paid was paid and shares were issued at a per share price equal to the ten-day volume weighted average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024. The total purchase consideration also includes an additional $40.0 million license fee payable 18 months from the date of execution, whose present value at closing was $33.7 million and is being accreted to its full value through interest expense. The company recorded $0.8 million of transaction costs associated with this transaction, which are recorded as selling, general and administrative expenses. The carrying value of the license fee payable is $37.7 million as of December 31, 2024.

In addition, under the terms of the license agreement, we agreed to pay LGC up to $205 million in cash upon achieving various regulatory and sales milestones based on net sales of bivamelagon.  In addition and subject to the completion of Phase 2 development of bivamelagon, the Company has agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from its MC4R portfolio, including bivamelagon, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon in a region if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon for the limited remainder of the royalty term in the relevant region.

The assets acquired were In-Process Research and Development (“IPR&D”) assets.  However, since the IPR&D assets were determined to have no alternative future use, the Company recognized the $92.4 million of purchase consideration as research and development expense in the year ended December 31, 2024.

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

Xinvento B.V.

On February 27, 2023, the Company, through its wholly-owned Dutch subsidiary, Rhythm Pharmaceuticals Netherlands B.V., a Dutch private limited liability company (“Rhythm BV”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Xinvento B.V., a Dutch private limited liability company based in the Netherlands (“Xinvento”), and the other parties named therein, pursuant to which, and concurrently with the execution thereof, Rhythm BV acquired all of the issued and outstanding shares of Xinvento. The aggregate consideration at closing was approximately $5.7 million, inclusive of transaction costs, as adjusted pursuant to the terms of the Purchase Agreement and subject to the distribution and payment terms set forth therein (the “Closing Purchase Price”).

In addition to the Closing Purchase Price, the Purchase Agreement provides for the payment of additional contingent consideration totaling up to $206 million upon achievement of certain development, regulatory and commercial milestones by Xinvento, as follows: (i) up to an aggregate of $6 million in clinical development milestones; (ii) up to an aggregate of $125 million in regulatory approval and commercial milestones; and (iii) up to an aggregate of $75 million in sales milestones in the event a second molecule is selected, developed and approved.

The total purchase consideration of $5.7 million was composed of $4.5 million of cash paid at closing, a $0.5 million holdback, payable on the one-year anniversary of the acquisition, and $0.6 million of acquisition-related costs.  The $0.5 million holdback was paid in the quarter ended March 31, 2024, and is reflected in investing activities in the consolidated statement of cash flow for the year ended December 31, 2024.  The Company determined that substantially all of the value as of acquisition date related to Xinvento’s In-Process Research and Development.  As a result, the Company determined this transaction should be accounted for as an asset acquisition.

The assets acquired were In-Process Research and Development (IPR&D) assets.  However, since the IPR&D assets were determined to have no alternative future use, the Company recognized the $5.7 million of purchase consideration as research and development expense in the year ended December 31, 2023.

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

Xinvento's results of operations are included in the consolidated financial statements from the date of acquisition. For the years ended December 31, 2024 and 2023, the net loss associated with the operations of Xinvento was de minimis in the Company’s consolidated statements of operations.

4. Accrued Expenses

Accrued expenses consists of the following:

	December 31,	December 31,
	2024	2023
Research and development costs	$17,871	$12,925
Professional fees	4,280	3,833
Payroll related	18,216	15,439
Royalties	2,091	1,180
Sales allowances	15,850	9,475
Other	4,350	5,410
Accrued expenses and other current liabilities	$62,658	$48,262

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial Paper	$—	$2,984	$—	$2,984
Money market funds	71,334	—	—	71,334
Marketable securities:
US treasury securities	65,118	—	—	65,118
Corporate debt securities and commercial paper	—	166,310	—	166,310
Derivative asset	—	—	270	270
Total	$136,452	$169,294	$270	$306,016

	Fair Value Measurements as of
	December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	40,868	4,979	—	45,847
Marketable securities:
Corporate debt securities and commercial paper	—	215,765	—	215,765
Total	$40,868	$220,744	$—	$261,612
Liabilities:
Derivative liability	$—	$—	$1,150	$1,150
Total	$—	$—	$1,150	$1,150

As of December 31, 2024 and 2023 the carrying amount of cash and cash equivalents and short-term investments was $320,565 and $275,846, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The embedded derivative (asset) or liability associated with our deferred royalty obligation, as discussed further in Note 12, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative (asset) or liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of IMCIVREE, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument.

The forward contract associated with our Series A Convertible Preferred Stock, as discussed further in Note 9, “Series A Preferred Stock”, is measured at fair value. In order to value the forward contract, a binomial lattice model was used to determine the fair value of the Series A Preferred Stock.  The fair value of the forward contract was measured as the difference between the consideration payable of $150,000 and the fair value of the Series A Preferred Stock. The fair value of the forward contract was determined to be $0 at initial issuance and the change in the fair value from initial issuance to settlement of $8,900 was recognized as other income in the condensed consolidated statements of operation for the year ended December 31, 2024. The significant assumptions used in the binomial lattice model include: (1) the Company’s common stock price on the issuance and settlement dates; (2) the Conversion Price as of $48.00 as per the Agreement; (3) a 20-year term to maturity; (4) risk free rates (4.6% - 5%); and (5) volatility (68% and 67%).

The following tables set forth a summary of the changes in the estimated fair value of our embedded derivative liability (asset) (in thousands):

	Year ended
	December 31,
	2024	2023
Beginning aggregate estimated fair value of Level 3 liability (asset)	$1,150	$1,340
Change in fair value of embedded derivative	(1,420)	(190)
Fair value of forward contract - Series A Convertible Preferred Stock	8,900	—
Settlement of forward contract	(8,900)	—
Ending aggregate estimated fair value of Level 3 liability (asset)	$(270)	$1,150

The estimated fair value of the derivative (asset) or liability related to our Royalty Interest Financing Agreement (RIFA) with HealthCare Royalty was determined using Level 3 inputs. The fair value measurement of the derivative (asset)

or liability is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

Marketable Securities

The following tables summarize the Company's marketable securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$166,255	$147	$(92)	$166,310
U.S. Treasury Securities	65,074	79	(35)	65,118
	$231,329	$226	$(127)	$231,428

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$215,491	$282	$(7)	$215,765
	$215,491	$282	$(7)	$215,765

6. Intangible Assets, Net

As of December 31, 2024, the Company’s definite-lived intangible assets, which totaled $6,174, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021.

As of December 31, 2024, amortization expense for the next five years and beyond is summarized as follows:

2025	$854
2026	855
2027	854
2028	855
2029	855
Thereafter	1,901
Total	$6,174

The Company began amortizing its finite-lived intangible assets in April 2021 over an 11 year period based on IMCIVREE’s expected patent exclusivity period. Amortization expense totaled $855, $855 and $774 for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense is recorded as a component of cost of sales on the consolidated statements of operations and comprehensive loss.

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

In the quarter ended December 31, 2024 the Company sold 744,595 shares of common stock in the ATM program for net proceeds of $41.2 million.  The Company also sold an additional 587,510 shares of common stock in the ATM program through January 21, 2025 for net proceeds of approximately $32.1 million.

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

8. Stock-based Compensation

2017 Equity Incentive Plan

The Rhythm Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants to employees, consultants, advisors and directors of us or our affiliates, as determined by the board of directors.  The number of shares authorized under the 2017 Plan increases on the first day of each calendar year, commencing on January 1, 2018 and ending on (and including) January 1, 2027, by an amount equal to 4% of the outstanding shares of stock outstanding as of the end of the immediately preceding fiscal year. On January 1, 2025, 2024 and 2023, 2,495,626, 2,377,062,  and 2,264,497 shares, respectively, were added to the 2017 Plan.  Notwithstanding the foregoing, the board of directors may act prior to January 1 for a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 Plan for such year, or that the increase in the number of shares authorized under the 2017 Plan for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.

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

As of December 31, 2024, an aggregate of 12,475,344 shares of common stock were authorized for issuance under the 2017 Plan, of which a total of approximately 4,622,751 shares of common stock remained available for future awards. In addition, a total of 7,852,593 shares of common stock reserved for issuance were subject to currently outstanding stock options, performance share units and restricted stock units granted under the Plan.

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

The exercise price of stock options granted under the 2022 Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the 2022 Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the 2022 Inducement Plan expire no more than 10 years from the date of grant. As of December 31, 2024, there were 495,978 stock option awards outstanding, 317,554 restricted stock unit awards outstanding and 14,586 shares of common stock available for future grant under the 2022 Inducement Plan.

2017 Employee Stock Purchase Plan

The Company maintains the Rhythm Pharmaceuticals, Inc. 2017 Employee Stock Purchase Plan, (the “2017 ESPP”), which became effective in connection with the completion of the Company’s IPO in October 2017.  As of December 31, 2024, a total of 1,872,738 shares of common stock were reserved for issuance under the 2017 ESPP. In addition, the number of shares authorized under the 2017 ESPP increases on the first day of each calendar year, commencing on January 1, 2019 and ending on (and including) January 1, 2027, by an amount equal to the lesser of 1% of outstanding shares as of the end of the immediately preceding fiscal year. On January 1, 2025, 2024 and 2023, no shares were added to the 2017 ESPP.  Notwithstanding the foregoing, the board of directors may act prior to January 1 of a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 ESPP for such year, or that the increase in the number of shares authorized under the 2017 ESPP for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence. During the years ended December 31, 2024, 2023 and 2022, shares of 44,554, 49,819, and 92,932 were issued under the 2017 ESPP.

The purchase price of common stock under our ESPP is equal to 85.0% of the lower of (i) the market value per share of the common stock on the first business day of an offering period or (ii) the market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under our ESPP is calculated using the Black-

Scholes model. The fair value of the look-back provision plus the 15.0% discount is recognized as compensation expense over the 6 month purchase period.

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

During the years ended December 31, 2024, 2023 and 2022, the Company granted 926,543, 842,528, and 1,929,345 stock option awards pursuant to the 2017 Plan to certain directors, employees and non-employees, respectively.  Using the Black-Scholes option pricing model, the weighted-average grant date fair value relating to outstanding stock options granted under the 2017 Plan during the years ended December 31, 2024, 2023, and 2022  was $32.69, $17.72, and $4.14, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company granted 57,100, 229,360, and 347,985 stock option awards pursuant to the 2022 Inducement Plan.  Using the Black-Scholes option pricing model, the weighted-average grant date fair value relating to outstanding stock options granted under the Company’s stock option plan during the years ended December 31, 2024, 2023 and 2022 was $29.16, $15.30, and $13.05, respectively.

The fair value of stock options granted to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended
	December 31,
	2024	2023	2022
Risk‑free interest rate	4.29%	2.35%	2.19%
Expected term (in years)	6.13	6.11	6.11
Expected volatility	74.59%	76.11%	69.16%
Expected dividend yield	—	—	—

A summary of the Company's stock option activity for the year ended December 31, 2024 is as follows:

			Weighted‑
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2023	6,551,025	$19.19	7.23	$—
Granted	983,643	$47.17	—	$—
Exercised	(818,658)	$19.51	—	$24,745
Cancelled	(104,619)	$20.97	—	$—
Outstanding as of December 31, 2024	6,611,391	$23.29	6.66	$216,413
Options exercisable at December 31, 2024	4,578,779	$20.36	5.95	$163,090

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

A summary of the Company's restricted stock unit activity for the year ended December 31, 2024 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of December 31, 2023	1,104,607	$17.44
Granted	1,210,654	44.22
Vested	(321,392)	15.48
Cancelled	(167,160)	20.08
Unvested as of December 31, 2024	1,826,709	$36.40

As of December 31, 2024, the aggregate intrinsic value of unvested RSUs was $102,259.

Performance Stock Units

In November 2021, the Company granted a maximum of 956,145 performance stock units (“PSUs”) to employees under the 2017 Plan. Each PSU represents a right to receive one share of the Company's common stock upon vesting. The performance-based stock units granted in 2021 vested on December 31, 2023 based upon i) continued service through the vesting date and (ii) the achievement of specific clinical development and regulatory performance events, as approved by the compensation committee. PSU awards are valued at the market price of the Company's common stock on the date of grant. The Company recognizes stock-based compensation expense for the fair value of these PSUs for the awards that are probable of vesting over the service period. During each financial period, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goal is known. In the year ended December 31, 2024, 581,346 of the PSUs granted in 2021 vested.

In April 2024, the Company granted a maximum of 340,000 PSUs to employees under the 2017 Plan. Each PSU represents a right to receive one share of the Company's common stock upon vesting. The performance-based stock units granted in 2024 will vest annually based on the achievement of the following milestones i) continued service through the vesting date, ii) the achievement of annual net product revenue amounts, and iii) the achievement of specific clinical development and regulatory performance events, as approved by the compensation committee. The Company recognizes stock-based compensation expense for the fair value of these PSUs for the awards that are probable of vesting over the service period. The Company granted 249,322 PSU’s as of December 31, 2024. During each financial period, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goal is known. As of December 31, 2024 none of these PSU’s have vested.

A summary of the Company's performance stock unit activity for the year ended December 31, 2024 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	PSUs	Fair Value
Unvested as of December 31, 2023	581,346	$13.24
Granted	249,322	38.92
Vested	(581,346)	40.60
Cancelled	—	—
Unvested as of December 31, 2024	249,322	$13.24

The following table summarizes the classification of the Company's stock-based compensation expenses related to stock options, restricted stock units, performance stock units and the employee stock purchase plan recognized in the Company's consolidated statements of operations and comprehensive loss.

	Year Ended
	December 31,
	2024	2023	2022
Research and development	$10,514	$8,449	$5,814
Selling, general, and administrative	29,168	24,104	14,017
Total	$39,682	$32,553	$19,831

Stock-based compensation expense by award type recognized during the years ended December 31, 2024 , 2023 and 2022 was as follows:

	Year Ended
	December 31,
	2024	2023	2022
Stock options	$21,788	$17,671	$15,477
Employees stock purchase plan	538	581	408
Restricted stock units	16,886	5,998	2,918
Performance stock units	470	8,303	1,028
Total	$39,682	$32,553	$19,831

As of December 31, 2024, the Company has unrecognized compensation cost of $36,031 related to non-vested employee, non-employee and director stock option awards under all equity plans that are expected to be recognized over a weighted-average period of 2.04 years. The Company has unrecognized compensation cost of $51,615 related to non-vested employee restricted stock unit and performance stock unit awards under all equity plans that are expected to be recognized over a weighted-average period of 2.46 years.

9. Series A Convertible Preferred Stock

On April 1, 2024, the Company entered into the Investment Agreement with certain affiliates of Perceptive Advisors LLC (“Perceptive”) and certain other investors (each, an “Investor” and collectively, the “Investors”), relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for an aggregate purchase price of $147,750, net of $2,250 of issuance costs, or $1,000 per share (the “Issuance”).  The Issuance closed on April 15, 2024.

The Company determined the obligation to issue 150,000 shares of Convertible Preferred Stock to Perceptive and Investors in the future at a set price represented a forward contract which was required to be accounted for at fair value. The fair value of the forward contract was measured as the difference between the fair value of the Convertible Preferred Stock, as determined using a binomial lattice valuation model, and the consideration payable to the Company. The assumptions used in the binomial lattice model include: (1) the Company’s common stock price on the issuance and settlement dates; (2) the Conversion Price as of $48.00 as per the Agreement; (3) a 20-year term to maturity; (4) risk-free rates; and (5) volatility. The fair value of the forward contract upon issuance was determined to be $0. Upon closing, the value of the forward contract was determined to be $8,900 and the fair value of the Convertible Preferred Stock was determined to be $141,100. The Convertible Preferred Stock was recorded at its fair value on the Issuance and the change in fair value of the forward contract was recorded as other income in its consolidated statement of operations for the year ended December 31, 2024. Issuance costs of $2,250 were incurred and recorded as a reduction in the carrying value of the Convertible Preferred Stock in the year ended December 31, 2024.

The Company classifies its Convertible Preferred Stock outside of stockholders’ equity as the redemption of such shares is outside the Company’s control. The Company did not adjust the carrying values of the Convertible Preferred Stock to redemption value as the shares are not probable of becoming redeemable as of December 31, 2024.

The Convertible Preferred Stock has the following rights and privileges:

Liquidation:

The Series A Preferred Stock will rank senior to the Company’s common stock with respect to the distribution of assets upon the Company’s liquidation, dissolution or winding up.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (“Liquidation”), each holder of Convertible Preferred Stock shall be entitled to receive payment for the greater of (i) 1.75 multiplied by the sum of the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus Paid-in-Kind (“PIK”) Dividends) plus unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference) or (ii) the amount such holder would have received if the Convertible Preferred Stock were fully converted to common stock. If the assets available for distribution are not sufficient to pay the holders of the Convertible Preferred Stock pursuant to the preceding sentence, the assets will be distributed ratably to the holders of the Convertible Preferred Stock.

Voting:

Holders of the Convertible Preferred Stock have the right to vote with the holders of common stock on each matter submitted for a vote on an as-converted basis, subject to the terms of the Convertible Preferred Stock as specified in the Amended and Restated Certificate of Designations.

The holders of the Convertible Preferred Stock shall also have certain protective voting rights. Specifically, as long as the Convertible Preferred Stock are outstanding, each of the following events require at least a two thirds affirmative vote of the Convertible Preferred Stock holders: (a) any amendment or modification of the Certificate of Incorporation to authorize or create, or to increase the authorized number of shares of, any class or series of Dividend Parity Stock, Liquidation Parity Stock, Dividend Senior Stock or Liquidation Senior Stock, (b) any amendment, modification, repeal or waiver of any provision of the Certificate of Incorporation or the Amended and Restated Certificate

of Designations that adversely affects the rights, preferences, privileges or powers of the Convertible Preferred Stock, (c) increase or decrease the number of authorized shares of Convertible Preferred Stock or issue additional shares of Convertible Preferred Stock, (d) the Company’s consolidation or combination with, or merger with or into, another Person, or any binding or statutory share exchange or involving the Convertible Preferred Stock, in each case unless: (i) the Convertible Preferred Stock either (x) remains outstanding after such consolidation, combination, merger, share exchange or reclassification; or (y) is converted or reclassified into, or is exchanged for, or represents solely the right to receive, preference securities of the continuing, resulting or surviving Person of such consolidation, combination, merger, share exchange or reclassification, or the parent thereof; (ii) the Convertible Preferred Stock that remains outstanding or such preference securities, as applicable, have rights, preferences and voting powers that, taken as a whole, are not materially less favorable to the Holders or the holders thereof, as applicable, than the rights, preferences and voting powers, taken as a whole, of the Convertible Preferred Stock immediately before the consummation of such consolidation, combination, merger, share exchange or reclassification; and (iii) the issuer of the Convertible Preferred Stock that remains outstanding or such preference securities, as applicable, is a corporation duly organized and existing under the laws of the United States of America, any State thereof or the District of Columbia that, if not the Company, will succeed to the Company under the Amended and Restated Certificate of Designations and the Convertible Preferred Stock.

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

If a change of control occurs, each holder shall have the right to require the Company to repurchase all, or any whole number of shares that is less than all, of the holder’s Convertible Preferred Stock at an amount equal to 1.75 multiplied by the sum of the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus PIK Dividends) plus any unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference).  As of December 31, 2024, the Company does not consider a change of control to be probable and therefore the Convertible Preferred Stock is not considered redeemable.

Dividends:

After the second anniversary, dividends on the Convertible Preferred Stock accrue quarterly, at a 6% annual rate, and if not paid out in cash before the quarter end, will become PIK Dividends and added to the liquidation preference, or original issue price plus PIK Dividends.  Since dividends do not commence until the second anniversary of the Issuance, the Convertible Preferred Stock is considered increasing rate preferred stock.  Accordingly, the Company accretes the dividends, using the effective interest method, from Issuance to the first contractual call date, April 15, 2029.  The Company accrued dividends of $3,970 for the year ended December 31, 2024, as a reduction to Additional Paid-In Capital and an increase to the carrying value of Convertible Preferred Stock.  The carrying value of Convertible Preferred Stock as of December 31, 2024 is $142,820.

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

On July 10, 2024, the Company filed with the SEC a prospectus supplement to the prospectus included in the Company’s registration statement on Form S-3ASR filed with the SEC on March 2, 2023, covering the resale from time to time by the Investors of up to an aggregate of 3,124,995 shares of common stock, to satisfy registration rights that the Company granted to such stockholders in connection with the Issuance.

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

The Company received total upfront consideration of $8,040 comprised of an upfront payment of $7,000, and the estimated fair value of the RareStone equity of $1,040. The Company determined that the RareStone License contains two performance obligations, the delivery of the license and the supply of clinical and commercial product. The Company further determined the supply of commercial product to RareStone contains a significant future discount and estimates the discount to be $1,286, which is recorded as a component of deferred revenue on the consolidated balance sheet at December 31, 2024.

Based on a relative fair-value allocation between the license and the manufacture of clinical and commercial product, the Company recognized $6,754 of license revenue in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2022.  The discount related to commercial manufacturing supply will be deferred and recognized over the commercial supply period or upon termination of the agreement.  No license revenue was recognized during the years ended December 31, 2023 or 2024.

On October 28, 2022, we delivered written notice, or the October 2022 Notice, to RareStone that we have terminated the RareStone License for cause. In accordance with the October 2022 Notice, we maintain that RareStone has materially breached its obligations under the RareStone License to fund, perform or seek certain key clinical studies and waivers, including with respect to our global EMANATE trial, among other obligations. On December 21, 2022, RareStone provided written notice to us that it objects to the claims in the October 2022 Notice, including our termination of the RareStone License for cause.  On March 16, 2023, we provided written notice, or the March 2023 Notice, to RareStone reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause, and also requested documentation supporting RareStone’s purported dispute notice objecting to the claims in the October 2022 Notice.

On May 10, 2023, RareStone provided written notice to the Company reaffirming its objections to the claims in our October 2022 Notice and March 2023 Notice, including to the Company’s termination of the RareStone License for cause.  On November 29, 2023, RareStone wrote to us seeking to negotiate and execute a commercial supply agreement as contemplated under the Exclusive License Agreement, and on January 19, 2024, we responded in writing again reaffirming our position that RareStone has materially breached its obligations under the RareStone License and that we have terminated the RareStone License for cause.

Since our last written response in January 2024, we have engaged in discussions with RareStone in an effort to reach a resolution, however, we cannot predict whether a resolution will ever be reached.

Ipsen Pharma S.A.S.

Pursuant to our March 21, 2013 license agreement with Ipsen Pharma, S.A.S., or Ipsen, the Company has an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize compounds that were discovered or researched by Ipsen in the course of conducting its MC4R program or that otherwise were covered by the licensed patents. Under the terms of the setmelanotide Ipsen license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Ipsen may receive aggregate payments of up to $40,000 upon the achievement of certain development and commercial milestones and royalties on future product sales in the mid-single digits. Substantially all of such aggregate payments of up to $40,000 are for milestones that may be achieved no earlier than first commercial sale of setmelanotide. In the event that the Company executes a sublicense agreement, it shall make payments to Ipsen, depending on the date of such sublicense agreement, ranging from 10% to 20% of all revenues actually received under such sublicense agreement.

The Company capitalized a $5,000 and $4,000 commercial milestone as a finite-lived intangible asset, as a result of the first commercial sales of IMCIVREE in the U.S. and Europe during March 2021 and March 2022, respectively.  There were no research and development expenses related to milestones recorded in each of the years ended December 31, 2024, 2023 and 2022.

Camurus

In January 2016, the Company entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus' drug delivery technology. The contract includes a non-refundable and non-creditable signing fee of $500. The Camurus agreement also includes up to $7,750 in one-time, non-refundable development milestones achievable upon certain regulatory successes. The Company is also required to pay to Camurus, mid to mid-high single digit royalties, on a product-by-product and country-by-country basis of annual net sales, until the later of (i) 10 years after the date of first commercial sale of such product in such country; or (ii) the expiration of the last to expire valid claim of all licensed patent rights in such country covering such product. The Company is also required to pay one-time, non-refundable, non-creditable sales milestones upon the achievement of certain sales levels for such product that cannot be in excess of $57,000.  The Company recorded development milestone expenses related to this license agreement of $1,000 during the year ended December 31, 2022. The expenses were recorded as research and development expenses when the milestone criteria were met in full during 2022.  There are no research and development expenses related to milestones recorded in 2023 or 2024.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125,000, 7.5% on annual net revenues of between $125,000 and $300,000 and 2.5% on annual net revenues exceeding $300,000. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties.  As of December 31, 2024 we have made $20,430 of payments.

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 5, “Fair Value of Financial Instruments” to our consolidated financial statements. During the second quarter of 2022, the Company recorded $1,590 for the initial fair value of the embedded derivative liability (asset).  The fair value of the embedded derivative liability (asset) was ($270) and $1,150 as of December 31, 2024 and December 31, 2023, respectively. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the years ended December 31, 2024 and December 31, 2023, we recognized other income of $1,420 and $190, due to the remeasurement of the embedded derivative liability. The carrying value of the deferred royalty obligation at December 31, 2024 was $109,810 based on $100,000 of proceeds, net of the initial fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value is classified as $1,541 within current liabilities and $108,269 within long-term liabilities on the consolidated balance sheet as of December 31, 2024. The carrying value of the deferred royalty obligation approximated fair value at December 31, 2024. The effective interest rate as of December 31, 2024 was 16.02%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3,287. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the classification of these costs, as well as the period over which these costs will be amortized.

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

Based  on  the Company’s  current  development  plans as of December 31, 2024, the Company does not expect to make milestone payments due to third parties during  the  next  12  months  from  the  filing  of  this  Annual  Report on  Form 10-K, in connection with our license agreements. These milestones generally become  due  and  payable  upon achievement of such milestones or sales and achievement of development milestones.  When the  achievement  of  these  milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.

13. Related-Party Transactions

Expenses paid directly to related parties for the years ended December 31, 2024 and 2023, were immaterial. Outstanding payments due to related parties as of December 31, 2024 and December 31, 2023 were immaterial.

14. Income Taxes

The components of loss before income taxes are as follows:

	As of
	December 31,
	2024	2023	2022
United States	$(258,927)	$(178,669)	$(181,119)
Foreign	(1,329)	(5,445)	—
Loss before income taxes	$(260,256)	$(184,114)	$(181,119)

Components of provision for income taxes are as follows:

	As of
	December 31,
Current:	2024	2023	2022
U.S. Federal	$—	$—	$—
U.S. State and Local	—	1	—
Foreign	346	563	—
Total Current Expense	$346	$564	$—

Deferred:
U.S. Federal	$—	$—	$—
U.S. State and Local	—	—	—
Foreign	—	—	—
Total Deferred Expense	$—	$—	$—

A reconciliation of the income tax benefit at the federal statutory tax rate to the Company's effective income tax rate is as follows:

	As of
	December 31,
	2024	2023	2022
Statutory tax rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	5.61	10.24	9.83
Research and development credit	0.25	0.65	0.78
Orphan drug credit	3.50	3.37	2.15
Stock compensation	(0.57)	(1.37)	(0.29)
Other	(1.61)	(0.16)	(0.02)
Rate changes	(2.04)	(6.52)	—
Executive Compensation	(2.26)	(0.32)	(0.01)
License Agreement	(1.51)	—	—
Change in valuation allowance	(22.50)	(27.10)	(33.44)
Effective tax rate	(0.13)%	(0.21)%	—%

The principal components of the Company's deferred tax assets and liabilities are as follows:

	As of
	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$167,375	$153,685
Research and development credits	17,604	16,139
Orphan drug credit	34,603	25,484
Capitalized license fee	21,661	2,311
Stock-based compensation	5,113	13,159
Section 174 Costs	67,624	50,688
Deferred revenue	336	350
Section 163(j) Interest Limitation	4,417
Accrued Expenses & Other	7,971	5,680
Total deferred tax assets	326,704	267,496
Valuation allowance	(325,503)	(267,158)
Net deferred tax assets	1,201	338
Deferred tax liabilities:
Operating lease right-of-use asset and other	(1,201)	(338)
Total deferred tax liabilities	$(1,201)	$(338)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2024 and 2023, because the Company's management has determined that is it more likely than not that these assets will not be realized. The increase in the valuation allowance of $58,344 in 2024 and $49,901 in 2023 primarily relates to the net loss incurred by the Company during each period.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $610,234 and $694,029, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire at various times beginning in 2033 for federal and state purposes.  Of the federal net operating loss carryforwards at December 31, 2024, $537,214 can be carried forward indefinitely.  As of December 31, 2024, the Company had gross foreign net operating loss carryforwards of approximately $2,566 which have an indefinite carryforward period.

As of December 31, 2024, the Company had federal and state research tax credits of approximately $13,802 and $4,812, respectively, which may be used to offset future tax liabilities. Additionally, as of 2024, the Company had a federal orphan drug credit related to qualifying research of $34,603. These tax credit carryforwards will begin to expire at various times beginning in 2033 for federal purposes and 2028 for state purposes.

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

The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $250 as such amounts are considered to be indefinitely reinvested in these jurisdictions. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations. The amount of any unrecognized deferred tax liability related to undistributed foreign earnings is immaterial.

The Company has not recorded any reserves for uncertain tax positions as of December 31, 2024 and 2023. The Company has not, as yet, conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits will be classified as provision for income taxes in the accompanying statements of operations and comprehensive loss. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to examination by the U.S. federal, state, local, and foreign income tax authorities for tax years 2013 forward. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

15.  Segment and Geographic Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company currently operates in two business segments, which are U.S. and international segments for the development and commercialization of therapies for patients with rare diseases. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company meets the aggregation criteria of ASC 280 and therefore has one reportable segment for the year ended December 31, 2024.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

Segment Analysis

	2024	2023	2022

Net product revenue - U.S.	$96,108	$62,425	$14,324
Net product revenue - International	34,018	15,002	2,560
Total net product revenue	130,126	77,428	16,884
License revenue	-	-	6,754
Total net revenue	130,126	77,428	23,638

Cost of sales	13,368	9,302	2,133
Global headcount expense	119,084	96,413	70,777
Preclinical, clinical and development expense	82,180	74,465	66,013
Commercial & medical affairs	55,767	47,905	41,756
Corporate, general & administrative	32,135	27,154	20,220
Other segment expenses	93,094	6,571	1,896
Other (income) expense, net	(11,139)	317	1,179
Interest (income) expense, net	5,893	(585)	783
Income taxes	346	564	(0)
Net loss	$(260,602)	$(184,678)	$(181,119)

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of its customers. Total revenue by geographic area was as follows:

	Year ended December 31,
	2024	2023	2022
US	$96,108	$62,425	$21,078
International	34,018	15,003	2,560
Total revenues	$130,126	$77,428	$23,638

As of December 31, 2024 and 2023, long-lived assets at locations outside the United States were not material.

16. Subsequent Events

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

From January 1, 2025 to January 21, 2025 the Company sold approximately 0.6 million shares of its common stock in the ATM Program for net proceeds of approximately $32.1 million.