Form 10-Q
period 2025-03-31
RHYTHM PHARMACEUTICALS, INC.
filed 2025-05-07
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2025 was 63,621,472.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$106,095	$89,137
Short-term investments	208,393	231,428
Accounts receivable, net	17,825	18,512
Inventory	19,316	18,741
Prepaid expenses and other current assets	17,659	16,382
Total current assets	369,288	374,200
Property and equipment, net	462	632
Right-of-use asset	3,367	3,477
Intangible assets, net	5,960	6,174
Restricted cash	464	464
Other long-term assets	7,144	7,326
Total assets	$386,685	$392,273
Liabilities, Convertible Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable	$11,912	$12,328
Accrued expenses and other current liabilities	59,314	62,658
Other current liability - LG Chem	38,783	37,704
Lease liability	224	—
Deferred revenue	—	1,286
Deferred royalty obligation, current	1,590	1,541
Total current liabilities	111,823	115,517
Long-term liabilities:
Deferred royalty obligation	107,934	108,269
Lease liability, non-current	3,839	3,938
Total liabilities	223,596	227,724
Commitments and contingencies (Note 13)
Series A convertible preferred stock, $0.001 par value: 150,000 shares authorized; 150,000 and 150,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively. Liquidation preference of $150,000 as of March 31, 2025.	144,142	142,820
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 63,494,892 and 62,390,654 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	62	61
Additional paid-in capital	1,223,772	1,177,045
Accumulated other comprehensive (loss)	(51)	(39)
Accumulated deficit	(1,204,836)	(1,155,338)
Total stockholders’ equity	18,947	21,729
Total liabilities, convertible preferred stock and stockholders’ equity	$386,685	$392,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Product revenue, net	$37,718	$25,967
License revenue	(5,014)	—
Total revenues	32,704	25,967
Costs and expenses:
Cost of sales	3,648	2,807
Research and development	36,973	128,665
Selling, general, and administrative	39,087	34,382
Total costs and expenses	79,708	165,854
Loss from operations	(47,004)	(139,887)
Other income (expense):
Other income (expense), net	(644)	524
Interest expense	(5,409)	(4,755)
Interest income	3,639	3,046
Total other (expense), net	(2,414)	(1,185)
Loss before income taxes	(49,418)	(141,072)
Provision for income taxes	80	300
Net loss	$(49,498)	$(141,372)
Accrued dividends on convertible preferred stock	(1,322)	—
Net loss attributable to common stockholders	$(50,820)	$(141,372)
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(2.35)

Weighted-average common shares outstanding, basic and diluted	63,059,165	60,143,558

Other comprehensive loss:
Net loss attributable to common stockholders	$(50,820)	$(141,372)
Foreign currency translation adjustment	(2)	(71)
Unrealized (loss), net on marketable securities	(10)	(244)
Comprehensive loss	$(50,832)	$(141,687)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock & Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	150,000	$142,820	62,390,654	$61	$1,177,045	$(39)	$(1,155,338)	$21,729
Stock compensation expense	—	—	—	—	12,862	—	—	12,862
Issuance of common stock in connection with ESPP	—	—	21,875	—	854	—	—	854
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	494,853	1	2,225	—	—	2,226
Issuance of common stock upon completion of ATM equity offering, net of $739 offering costs	—	—	587,510	—	32,108	—	—	32,108
Accretion of preferred stock dividends	—	1,322	—	—	(1,322)	—	—	(1,322)
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Net unrealized loss on marketable securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(49,498)	(49,498)
Balance at March 31, 2025	150,000	$144,142	63,494,892	$62	$1,223,772	$(51)	$(1,204,836)	$18,947

Balance at December 31, 2023	—	—	59,426,559	$59	$1,064,302	$134	$(894,736)	$169,759
Stock-based compensation expense	—	—	—	—	7,767	—	—	7,767
Issuance of common stock in connection with ESPP	—	—	28,495	—	673	—	—	673
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	1,077,271	1	6,352	—	—	6,353
Issuance of common stock as consideration for LGC license	—	—	432,143	—	18,716	—	—	18,716
Foreign currency translation adjustment	—	—	—	—	—	(71)	—	(71)
Unrealized loss on marketable securities	—	—	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	—	—	(141,372)	(141,372)
Balance at March 31, 2024	—	$—	60,964,468	$60	$1,097,810	$(181)	$(1,036,108)	$61,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Operating activities
Net loss	$(49,498)	$(141,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,862	7,767
Depreciation and amortization	383	405
Non-cash interest expense	5,408	4,009
Non-cash accretion & amortization of short-term investments	(1,787)	(1,370)
Non-cash rent expense	110	111
Change in fair value of embedded derivative liability	80	(490)
Acquired IPR&D assets classified as investing activities	—	92,385
Changes in operating assets and liabilities:
Accounts receivable	687	172
Inventory	(575)	117
Prepaid expenses and other current assets	(3,204)	(2,421)
Deferred revenue	(1,286)	—
Other long-term assets, net	102	1,195
Accounts payable, accrued expenses and other liabilities	(3,633)	(1,251)
Net cash used in operating activities	(40,351)	(40,743)
Investing activities
Purchases of short-term investments	(33,521)	—
Maturities of short-term investments	58,333	70,050
Acquisition of IPR&D assets	—	(40,000)
Net cash (used in) provided by investing activities	24,812	30,050
Financing activities
Repayment of deferred royalty obligation	(4,615)	(2,783)
Proceeds from the exercise of stock options	2,226	6,353
Proceeds from issuance of common stock from ESPP	854	673
Proceeds from ATM equity offering	34,034	—
Net cash provided by financing activities	32,499	4,243
Effect of exchange rates on cash	(2)	(71)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,958	(6,521)
Cash, cash equivalents and restricted cash at beginning of period	89,601	60,409
Cash, cash equivalents and restricted cash at end of period	$106,559	$53,888
Supplemental disclosure of non-cash investing and financing activities:
Non-current liability issued in exchange for the acquisition of IPR&D	$—	$33,669
Issuance of common stock in exchange for IPR&D	$—	$18,716
Accretion of preferred stock dividends	$1,322	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 (MC4R) receptor agonists, including our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are developing therapies for a subset of individuals who have hyperphagia, a pathological insatiable hunger and impaired satiety accompanied by persistent and abnormal food-seeking behaviors, decreased energy expenditure and severe obesity due to diseases such as acquired or congenital hypothalamic obesity, Bardet-Biedl syndrome (BBS) or other diseases caused by impaired MC4R pathway signaling. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union, and Great Britain, Canada, and other countries and regions.

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

Liquidity

The Company has incurred operating losses and experienced negative cash flows from operations since inception. As of March 31, 2025, the Company had an accumulated deficit of $1.2 billion.  The Company has funded these losses primarily from the proceeds from the sales of common and preferred stock, product revenue, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. While the Company is generating product revenue, management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprised of research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

As of March 31, 2025, the Company had $314,488 of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out license arrangements, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financing will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company’s operations through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q with the SEC.

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

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of convertible preferred stock and stockholders’ equity for the three months ended March 31, 2025 and 2024 and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2025, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates relied upon in preparing these financial statements include estimates related to determining our net product revenue and accruals related to research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  Changes in estimates are recorded in the period in which they become known.  Actual results could differ materially from those estimates.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the three months ended March 31, 2025 and 2024, approximately 65% and 74% of all of the Company’s revenue was generated from a single customer in the United States. As of March 31, 2025 and December 31, 2024, approximately 61% and 67%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.

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

Short-Term Investments

Short-term investments consist of investments with maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The

Company considers its investment portfolio available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason for the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the three months ended March 31, 2025 and 2024, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of March 31, 2025 and December 31, 2024, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  As of March 31, 2025 and December 31, 2024, the Company determined an allowance for doubtful accounts was not required based upon our review of contractual payments and our customers’ circumstances.

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

The following are the components of variable consideration related to product revenue:

Government rebates:  The Company is subject to discount obligations under government programs, including Medicaid programs, Medicare and Tricare in the United States as well as certain government rebates and pricing adjustments in certain international markets that we operate.  We estimate these rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on our condensed consolidated balance sheets.  On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Trade discounts and allowances:  The Company provides customary invoice discounts on IMCIVREE sales to certain of our customers for prompt payment. These are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we receive and pay for various distribution services from our customers in the distribution channel.  For services that are not distinct from the sale of our product, such fees are classified as a reduction of product revenue.

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

Provisions for trade discounts, and allowances are recorded as reductions to accounts receivable, and returns, government rebates, and other incentives are recorded as a component of accrued expenses.

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

For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalties have been allocated has been satisfied (or partially satisfied).  See Note 12 – Significant Agreements for discussion related to the Company’s accounting for the RareStone Group, Ltd. agreement.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the three months ended March 31, 2025 and 2024, respectively.

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

Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity.  Net foreign currency exchange transaction gains (losses), which are included in other (expense) income, net on our consolidated statements of operations, were immaterial for the three months ended March 31, 2025 and 2024, respectively.

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

The Company’s cash equivalents and marketable securities and derivative asset as of March 31, 2025 and December 31, 2024 were carried at fair value, determined according to the fair value hierarchy.  See Note 6 for further discussion.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities as of March 31, 2025 and December 31, 2024, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per common share is computed by adjusting the weighted average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the more dilutive of the if-converted or the treasury stock method. For purposes of the diluted net loss per share calculation, stock options, performance stock units and restricted stock units are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share is the same for all periods presented.

The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
Stock options	7,157,931	7,029,546
Restricted stock units	2,704,837	1,775,146
Performance stock units	249,322	—
Common stock reserved for the conversion of Series A convertible preferred stock	3,124,999	—
Potential common shares	13,237,089	8,804,692

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires disclosure of incremental segment information on an annual and interim basis and allows for multiple measures of a segment’s profit or loss provided that one of those measures is consistent with GAAP. The amendments in this update do not change how a public company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments, but rather requires public entities to provide in interim periods all disclosures about a reporting segment’s profit or loss and assets that are currently required annually. ASU 2023-07 becomes effective for the annual period starting on January 1, 2024, and for interim periods starting on January 1, 2025. The company adopted this standard in the year ending December 31, 2024.

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

The total purchase consideration of $92.4 million was composed of $40.0 million of cash paid at closing and issued shares of the Company’s common stock with an aggregate value of $20.0 million. The shares were issued at a per share price equal to the ten-day volume weighted average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024.  As of January 4, 2024, the fair value of common stock issued was $18.7 million.  The total purchase consideration also includes an additional $40.0 million license fee payable in 18 months, whose present value at closing was $33.7 million, and $0.8 million of transaction costs which are recorded as selling, general and administrative expenses. The carrying value of the license fee payable is $38.8 million as of March 31, 2025 and is reflected in current liabilities on our condensed consolidated balance sheet.

In addition, under the terms of the license agreement, we agreed to pay LGC up to $205 million in cash upon achieving various regulatory and sales milestones based on net sales of bivamelagon. In addition, and subject to the completion of Phase 2 development of bivamelagon, the Company has agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from its MC4R portfolio, including bivamelagon, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon in a region if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon for the limited remainder of the royalty term in the relevant region.

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

4. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2025	2024
Raw Materials	$5,027	$6,776
WIP	1,689	1,250
Finished Goods	12,600	10,715
Total Inventory	$19,316	$18,741

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Research and development costs	$19,919	$17,871
Professional fees	4,735	4,280
Payroll related	8,586	18,216
Royalties	1,890	2,091
Sales allowances	18,383	15,850
Other	5,801	4,350
Accrued expenses and other current liabilities	$59,314	$62,658

6. Fair Value of Financial Assets and Liabilities

As of March 31, 2025 and December 31, 2024, the carrying amount of cash and cash equivalents and short-term investments was $314,488 and $320,565 respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1.  The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$89,850	$—	$—	$89,850
Marketable securities:
US treasury securities	58,327	—	—	58,327
Corporate debt securities and commercial paper	—	150,066	—	150,066
Derivative asset	—	—	190	190
Total	$148,177	$150,066	$190	$298,433

	Fair Value Measurements as of
	December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial Paper	$—	$2,984	$—	$2,984
Money market funds	71,334	—	—	71,334
Marketable securities:
US treasury securities	65,118	—	—	65,118
Corporate debt securities and commercial paper	—	166,310	—	166,310
Derivative asset	—	—	270	270
Total	$136,452	$169,294	$270	$306,016

The estimated fair value of the derivative asset relates to our Royalty Interest Financing Agreement (RIFA) with HealthCare Royalty Partners was determined using Level 3 inputs. The fair value measurement of the derivative asset is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The embedded derivative asset associated with our deferred royalty obligation, as discussed further in Note 13, “Long-Term Obligations”, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation on the condensed consolidated balance sheets. The embedded derivative asset is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of IMCIVREE, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument.

The following tables set forth a summary of the changes in the estimated fair value of our embedded derivative liability (asset) (in thousands):

	Three months ended
	March 31,
	2025	2024
Beginning aggregate estimated fair value of Level 3 liability (asset)	$(270)	$1,150
Change in fair value of embedded derivative	80	(490)
Ending aggregate estimated fair value of Level 3 liability (asset)	$(190)	$660

Marketable Securities

The following tables summarize the Company's marketable securities:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$150,037	$57	$(28)	$150,066
U.S. Treasury Securities	58,268	72	(13)	58,327
	$208,305	$129	$(41)	$208,393

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$166,255	$147	$(92)	$166,310
U.S. Treasury Securities	65,074	79	(35)	65,118
	$231,329	$226	$(127)	$231,428

7. Intangible Assets

		As of March 31, 2025			As of December 31, 2024
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Capitalized Milestones	11	$9,000	$(3,040)	$5,960	$9,000	$(2,826)	$6,174

As of March 31, 2025, the Company’s finite-lived net intangible assets, which totaled $5,960, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.

As of March 31, 2025, amortization expense for the next five years and beyond is summarized as follows:

2025	$641
2026	855
2027	855
2028	855
2029	855
Thereafter	1,899
Total	$5,960

Amortization expense totaled $214 and $214 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss.

8. Income Taxes

The Company recorded an income tax provision of approximately $80 and $300 for the three months ended March 31, 2025 and 2024, respectively.  The income tax provision is a result of taxable income from the Company’s foreign jurisdictions. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year ended December 31, 2025.

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

The Company classifies its Convertible Preferred Stock outside of stockholders’ equity as the redemption of such shares is outside the Company’s control. The Company did not adjust the carrying values of the Convertible Preferred Stock to redemption value as the shares are not probable of becoming redeemable as of March 31, 2025.

The Convertible Preferred Stock has the following rights and privileges:

Liquidation:

The Convertible Preferred Stock will rank senior to the Company’s common stock with respect to the distribution of assets upon the Company’s liquidation, dissolution or winding up.

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

If a change of control occurs, each holder shall have the right to require the Company to repurchase all, or any whole number of shares that is less than all, of the holder’s Convertible Preferred Stock at an amount equal to 1.75 multiplied by the sum of the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus PIK Dividends) plus any unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference).  As of March 31, 2025, the Company did not adjust the carrying value of the Convertible Preferred Stock to its redemption value, since a change of control was determined to not be probable.

Dividends:

After the second anniversary, dividends on the Convertible Preferred Stock accrue quarterly, at a 6% annual rate, and if not paid out in cash before the quarter end, will become PIK Dividends and added to the liquidation preference, or original issue price plus PIK Dividends.  Since dividends do not commence until the second anniversary of the Issuance, the Convertible Preferred Stock is considered increasing rate preferred stock.  Accordingly, the Company accretes the dividends, using the effective interest method, from Issuance to the first contractual call date, April 15, 2029.  The Company accrued dividends of $1,322 for the three months ended March 31, 2025, as a reduction to Additional Paid-In Capital and an increase to the carrying value of Convertible Preferred Stock.  The carrying value of Convertible Preferred Stock as of March 31, 2025 is $144,142.

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

10. Common Stock

As of March 31, 2025, an aggregate of 14,096,737 shares of common stock were reserved for issuance under the Company’s stock plans, which includes stock options, restricted stock units, and performance stock units that have been granted covering 10,112,090 shares of common stock, 150,000 shares of Convertible Preferred Stock potentially convertible into 3,125,000 shares of common stock, and 1,256,597 shares of common stock that remain available for future grants under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), 2017 Employee Stock Purchase Plan and 2022 Employment Inducement Plan (the “Inducement Plan”).

On February 29, 2024, the Company and Cowen entered into Amendment No. 1 to Sales Agreement (the “Amendment”) to increase the aggregate offering price of the shares of common stock that may be issued and sold pursuant to the Sales Agreement to $200,000,000 (excluding the aggregate offering price of shares of common stock issued and sold pursuant to the Sales Agreement prior to February 29, 2024). In connection with the Amendment, on February 29, 2024, the Company filed with the SEC a prospectus supplement, dated February 29, 2024, which, combined with the Base Prospectus (together, the “New Prospectus”), amended the Prior Prospectus in its entirety. The issuances and sales under the Sales Agreement, as amended by the Amendment, will be made pursuant to the Registration Statement and the New Prospectus.  Between December 10, 2024 and December 31, 2024, the Company sold 744,595 shares of common stock in the ATM Program for net proceeds of $41.2 million.  Between January 1, 2025 and January 21, 2025, the Company sold an additional 587,510 shares of common stock in the ATM Program for net proceeds of approximately $32.1 million.

On January 4, 2024, the Company issued 432,143 shares of common stock as partial consideration for its acquisition of the worldwide rights to LGC’s proprietary compound bivamelagon.

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

The exercise price of stock options granted under the Inducement Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of March 31, 2025, 556,100 stock option awards and 422,934 restricted stock unit awards have been granted under the Inducement Plan. As of March 31, 2025, 20,966 shares of common stock are available for future grant under the Inducement Plan.

11. Related-Party Transactions

Expenses paid directly to related parties for the three months ended March 31, 2025 and 2024, were immaterial. Outstanding payments due to related parties as of March 31, 2025 and December 31, 2024 were also immaterial.

12. Significant Agreements

RareStone Group Ltd.

On March 14, 2025, we entered into a termination agreement (the “Termination Agreement”) with RareStone Group Ltd. (“RareStone”) and RareStone Medicine (Shenzhen) Co., Ltd. (“RareStone Shenzhen”), pursuant to which the Company, RareStone and RareStone Shenzhen have mutually agreed to terminate (i) the Exclusive License Agreement between the Company and RareStone, dated December 3, 2021 (the “License Agreement”); and (ii) the Share Purchase Agreement between the Company and RareStone, dated December 3, 2021 (the “Share Purchase Agreement”, and with the License Agreement the “RareStone Agreements”).

Under the Termination Agreement, the Company agreed to pay $6.3 million as a repayment of a portion of the upfront payment made pursuant to Section 7.1 of the License Agreement.  In connection with the Termination Agreement, the Company and RareStone also entered into a Share Repurchase Agreement dated March 14, 2025, pursuant to which the Company has agreed to convey all of the shares acquired under the original Share Purchase Agreement back to RareStone, for no additional consideration.  The Company had previously written off the value of the shares in the year ended December 31, 2022.  Prior to executing the termination agreement, the Company had recorded $1.3 million of deferred revenue related to this arrangement for unsatisfied performance obligations. As a result of the Termination Agreement, the Company recognized the $6.3 million paid to RareStone as a reduction in previously-recognized license revenue as it represented consideration paid to a customer, and recognized all existing deferred revenue resulting in a net reduction in license revenue of $5.0 million.

Pursuant to the Termination Agreement, the RareStone Agreements were terminated and all rights and obligations under such agreements ceased.  In addition, each party to the Termination Agreement discharged and released the other parties, subsidiaries, divisions, affiliates, predecessors, successors, and each of their past and present officers, directors, employees, attorneys, agents, affiliates, assigns, and representatives of and from any and all claims, demands, actions, or causes of action, known or unknown, contingent or non-contingent, which the parties may or might have against them, by reason of any general, special, or consequential damages, losses, or potential losses, arising out of and/or relating to the RareStone Agreements.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125,000, 7.5% on annual net revenues of between $125,000 and $300,000 and 2.5% on annual net revenues exceeding $300,000. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. We made repayments of $4,615 in the three months ended March 31, 2025.  As of March 31, 2025 we have made cumulative payments of $25,045.

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative asset (liability) was $190 and $270 as of March 31, 2025 and December 31, 2024, respectively. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the three months ended March 31, 2025 and 2024, we recognized other income of ($80) and $490, respectively, due to the remeasurement of the embedded derivative liability.

The carrying value of the deferred royalty obligation as of March 31, 2025 was $109,524 based on $100,000 of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value is classified as $1,590 within current liabilities and $107,934 within long-term liabilities on the consolidated balance sheet as of March 31, 2025.  The carrying value of the deferred royalty obligation approximated fair value as of March 31, 2025 and December 31, 2024. The effective interest rate as of March 31, 2025 was 15.99%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3,287. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

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

Based on the Company’s current development plans as of March 31, 2025, the Company does not expect to make milestone payments due to third parties during the next 12 months from the filing of this Form 10-Q, in connection with our license agreements. These milestones are generally recognized in the period in which the achievement of the underlying milestones becomes probable. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.

15. Segment and Geographic Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently operates in two business segments, which are U.S. and international segments for the development and commercialization of therapies for patients with rare diseases. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company meets the aggregation criteria of ASC 280 and therefore has one reportable segment for the year ended March 31, 2025.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended March 31,
	2025	2024
Net product revenue - U.S.	$24,369	$19,443
Net product revenue - International	13,349	6,524
Total net product revenue	37,718	25,967
License revenue	(5,014)	-
Total net revenue	32,704	25,967

Cost of sales	3,648	2,807
Global headcount expense	34,868	27,104
Preclinical, clinical and development expense	19,960	21,954
Commercial & medical affairs	13,249	12,927
Corporate, general & administrative	7,983	8,677
Other segment expenses	-	92,385
Other (income) expense, net	644	(524)
Interest (income) expense, net	1,770	1,709
Income taxes	80	300
Net loss	$(49,498)	$(141,372)

Other segment expenses is composed of acquired in-process research and development costs associated with the acquisition of LGC’s proprietary compound bivamelagon in the three months ended March 31, 2024.

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of its customers. Total product revenue, net, by geographic area was as follows:

	Three months ended March 31,
	2025	2024
US	$24,369	$19,443
International	13,349	6,524
Total product revenue, net	$37,718	$25,967

As of March 31, 2025 and December 31, 2024, long-lived assets at locations outside the United States were not material.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: the promise or potential of any of our products or product candidates; the marketing, commercialization, and sales of IMCIVREE (setmelanotide), the design, success, cost and timing of our product development activities and clinical trials for setmelanotide, RM-718, bivamelagon, and our other product candidates; our ability to obtain regulatory approval for setmelanotide in further indications, as well as for RM-718, bivamelagon, and our other product candidates; our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; the sufficiency of our cash, cash equivalents and short-term investments to fund our operations; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed, and the impact of termination; our marketing, commercial sales, revenue generation, and cost of revenue; expectations surrounding our manufacturing arrangements; the impact of the current or future economic conditions on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements.  These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks, uncertainties, and other important factors, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor (MC4R) agonists, including our lead asset, IMCIVREE® (setmelanotide), as precision medicines designed to treat hyperphagia and severe obesity caused by MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing therapies for a subset of individuals who have hyperphagia, a pathological, insatiable hunger and impaired satiety accompanied by persistent and abnormal food-seeking behaviors, decreased energy expenditure and severe obesity due to diseases such as acquired or congenital hypothalamic obesity, Bardet-Biedel syndrome (BBS) or other diseases caused by impaired MC4R pathway signaling. The MC4R pathway is a neuro-endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), United Kingdom, Canada and other countries and regions.

IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to Bardet-Biedl syndrome (BBS) or pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). The European Commission (EC) and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. In addition to the United States, we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 15 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

We anticipate submitting applications to seek regulatory approval for setmelanotide as a treatment for acquired hypothalamic obesity in multiple geographies in the near term. Acquired hypothalamic obesity is a rare form of obesity that occurs following damage to the hypothalamic region of the brain. This disease most frequently follows the growth or surgical removal of craniopharyngioma, astrocytoma or other rare brain tumors. Additional causes of injury may include traumatic brain injury, stroke, or inflammation due to infection. Patients experience accelerated weight gain, a reduction in energy expenditure, and hyperphagia (a chronic pathological condition characterized by insatiable hunger, impaired satiety, and persistent abnormal food-seeking behaviors) leading to severe obesity within six to 12 months following tumor resection or other injury.

On April 7, 2025, we announced positive topline results from the pivotal Phase 3 TRANSCEND trial evaluating setmelanotide for the treatment of acquired hypothalamic obesity. The global trial, which we believe is the largest and longest placebo-controlled trial to evaluate a therapy for patients with acquired hypothalamic obesity, met its primary endpoint with a statistically significant and highly clinically meaningful reduction in body mass index (BMI) with setmelanotide in both adult and pediatric patients versus placebo. No new safety signals with setmelanotide were observed, in line with setmelanotide’s well-established and well-understood safety profile. Given these compelling new efficacy data with setmelanotide, we are preparing to submit a supplemental New Drug Application to the FDA and a Type II variation request to the European Medicines Agency in the third quarter of 2025. We anticipate reading out data from a 12-patient cohort in Japan in the first quarter of 2026 which we believe, if successful, could support registration of setmelanotide in Japan for this disease. With these planned submissions, we believe setmelanotide has the potential to become the first-ever approved therapy for patients with acquired hypothalamic obesity. We estimate there are 5,000 to 10,000 people living with hypothalamic obesity in the U.S., 5,000 to 8,000 people living with hypothalamic obesity in Japan, and 3,500 to 10,000 people living with hypothalamic obesity in the E.U.

In addition to our commercial efforts and inclusive of late-stage development efforts, we are advancing what we believe is the most comprehensive clinical research and development program ever initiated in MC4R pathway diseases, with multiple ongoing and planned clinical trials. Our MC4R pathway program is designed to expand the total number of patients who we believe would benefit from setmelanotide therapy or from one of our new drug candidates, RM-718, which is designed to be a more selective MC4R agonist with weekly administration, or bivamelagon, an investigational oral small molecule MC4R agonist in Phase 2 clinical trials. As mentioned above, our Phase 3 trial of setmelanotide in patients with acquired hypothalamic obesity met the primary and key secondary endpoints, and we have initiated an additional, independent substudy in patients with congenital hypothalamic obesity as part of that trial. We are advancing next-generation MC4R agonists in clinical trials. We anticipate reading out topline data from our Phase 2 trial evaluating bivamelagon in patients with acquired hypothalamic obesity in the third quarter of 2025, and we anticipate completing enrollment in Part C of the Phase 1 trial evaluating the weekly RM-718 in patients with acquired hypothalamic obesity. In addition, our Phase 3 EMANATE trial, comprised of four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases is ongoing, and we recently completed our Phase 2 DAYBREAK trial evaluating setmelanotide in additional genetic indications.

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

Additional recent clinical, regulatory, corporate and commercial updates include:

On May 7, 2025, we announced:

●	revenue from global sales of IMCIVREE was $37.7 million for the first quarter of 2025. The number of patients on reimbursed therapy increased 14% in the first quarter of 2025 compared to the fourth quarter of 2024, as patient demand for IMCIVREE remained strong. Revenue of $24.5 million, or 65% of product revenue, was generated in the United States. The number of patients on reimbursed therapy in the United States continued to increase during the quarter. U.S. revenue was affected by an $8.3 million decrease in inventory at the specialty pharmacy that dispenses IMCIVREE to patients and a $1.1 million increase in product dispensed to patients, resulting in a net decrease in product revenue of $7.2 million in the first quarter of 2025 compared to the fourth quarter of 2024. Revenue of $13.2 million, or 35% of product revenue, was generated outside the United States, an increase of $3.2 million quarter over quarter.

On April 7, 2025, we announced the pivotal Phase 3 TRANSCEND trial met its primary endpoint with a -19.8% placebo-adjusted body mass index (BMI) reduction with setmelanotide in patients (N=120) with acquired HO. Highlights included:

●	Patients with acquired HO on setmelanotide therapy (n=81) achieved mean BMI change of -16.5% compared with +3.3% for placebo (n=39) at 52 weeks (p<0.0001);
●	-19.2% placebo-adjusted BMI reduction achieved in adult patients 18 years old and older (n=49) at 52 weeks;
●	-20.2% placebo-adjusted BMI reduction achieved in patients younger than 18 years old (n=71) at 52 weeks;
●	80% of patients on setmelanotide achieved BMI reduction of 5% or greater at 52 weeks; and

●	No new safety signals with setmelanotide were observed, in line with setmelanotide’s well-established and well-understood safety profile.

Today, we announced new data from the Phase 3 TRANSCEND trial that demonstrated a consistent and statistically significant mean BMI reduction across three stratified age groups:

●	-19.5% placebo-adjusted BMI reduction achieved in pediatric patients ages 4 to younger than 12 years old (n=31: 20 setmelanotide, 11 placebo) at 52 weeks (p<0.0001);
●	-21.0% placebo-adjusted BMI reduction achieved in adolescent patients ages 12 to younger than 18 years old (n=40: 28 setmelanotide, 12 placebo) at 52 weeks (p<0.0001); and
●	-19.2% placebo-adjusted BMI reduction achieved in adult patients ages 18 and older (n=49: 33 setmelanotide, 16 placebo) at 52 weeks (p<0.0001).

Additionally, on April 7, 2025, we announced that we dosed the first patients with Prader-Willi syndrome in a 26-week, open-label Phase 2 trial of setmelanotide. The trial will assess the safety and efficacy of a daily dose of subcutaneous setmelanotide in approximately 20 patients for up to 26 weeks.

On March 20, 2025, we announced that we reacquired the rights to IMCIVREE® (setmelanotide) in China, including mainland China, Hong Kong and Macau, as we terminated our 2021 licensing agreement with RareStone Group Ltd.

On March 19, 2025, we announced that we received orphan drug designation from Japan’s Ministry of Health, Labour and Welfare (MHLW) for setmelanotide as a treatment for acquired hypothalamic obesity.

On March 18, 2025, we announced a new research collaboration with the Raymond A. Wood Foundation, a patient advocacy organization for survivors of craniopharyngioma and hypothalamic-pituitary brain tumors, to study the impact of fatigue on persons with craniopharyngioma.

We currently expect to achieve the following, near-term milestones:

●	Submit a supplemental New Drug Application to the FDA and a Type II variation request to the European Medicines Agency for setmelanotide for the treatment of acquired HO in the third quarter of 2025;
●	Announce topline data from the bivamelagon Phase 2 trial in acquired HO in the third quarter of 2025;
●	Complete enrollment in the setmelanotide Phase 2 trial in Prader-Willi syndrome (PWS) in the third quarter of 2025;
●	Complete enrollment in the Phase 1, Part C trial evaluating the weekly, MC4R agonist RM-718 in patients with acquired hypothalamic obesity and provide an update from the trial on efficacy, safety and tolerability results in the second half of 2025;
●	Complete enrollment in the setmelanotide Phase 3 trial substudy in congenital hypothalamic obesity in the second half of 2025;
●	Announce topline data in the 12-patient Japanese cohort of the setmelanotide Phase 3 trial in acquired HO in the first quarter of 2026; and
●	Announce topline data in the Phase 3 EMANATE trial evaluating setmelanotide in genetically caused MC4R pathway diseases in the first quarter of 2026.

IMCIVREE first became commercially available to patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency in the U.S. in the first quarter of 2021 and patients 6 years of age and older with obesity due to BBS during June 2022. Following marketing authorizations in the EU, Great Britain and Canada, as well as expanded labels in the U.S., the EU and Great Britain and 2024 to make IMCIVREE available to patients as young as 2 years of age, we are continuing to pursue a country-by-country strategy to establish market access and reimbursement for IMCIVREE in additional countries. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We have built our own marketing and commercial sales infrastructure in the United States and are in the process of building a similar infrastructure in several European markets and the United Kingdom. We may enter into arrangements with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

To date, we have not generated sufficient cash flow from product sales and have financed our operations primarily through the proceeds received from our sales of common and preferred stock, royalty interest financing, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of Convertible Preferred Stock.  Since our initial public offering, or IPO, on October 10, 2017, through our underwritten follow-on offerings and through our ATM program through March 31, 2025, we have raised aggregate net proceeds of approximately $864.8 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We also received $100.0 million from the sale of our Rare Pediatric Disease Priority Review Voucher (“PRV”), to Alexion Pharmaceuticals, Inc. in February 2021.  In June 2022, we entered into the Revenue Interest Financing Agreement (“RIFA”), with entities managed by HealthCare Royalty Partners, collectively referred to as the Investors, and through March 31, 2025 have received cumulative proceeds of $96.7 million, net of certain transaction costs. On April 1, 2024, we entered into an Investment Agreement with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock”, or the Convertible Preferred Stock, for an aggregate purchase price of $150.0 million, or $1,000 per share (as disclosed in Note 9, “Series A Preferred Stock”). We received $147.8 million in net proceeds under the Investment Agreement.

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

As of March 31, 2025 we had an accumulated deficit of $1.2 billion. Our net loss was $49.5 million and $141.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:

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

As of March 31, 2025, our existing cash and cash equivalents and short-term investments were approximately $314.5 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2027.

Financial Operations Overview

Product revenue, net

Revenues from product sales are recorded at the net sales price, or the transaction price, which includes estimates of variable consideration for which reserves are established and which result from discounts, rebates, and co-pay assistance that are offered within contracts between us and our customers, health care providers and other indirect customers relating to the sale of IMCIVREE.

To date, we have generated approximately $265.3 million in product revenue. Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021.  We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France during March 2022 under the paid early access program.  IMCIVREE was approved by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively.  In 2024, IMCIVREE was approved by the FDA to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to BBS or POMC, PCSK1, or LEPR deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). Also in 2024, the EC and MHRA authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. Following these approvals, we expect our sales of IMCIVREE will continue to grow as we identify and treat more patients with this disease and obtain reimbursement throughout the international markets in which we operate.

License revenue

For the three months ended March 31, 2025, we recognized a reduction of previously-recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 12, “Significant Agreements” to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery and genetic sequencing efforts, and the clinical development of setmelanotide, which include:

●	expenses incurred under agreements with third parties, including CROs that conduct research and development and preclinical activities on our behalf, and the cost of consultants and CMOs that manufacture drug products for use in our preclinical studies and clinical trials;
●	employee-related expenses including salaries, benefits and stock-based compensation expense;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials;
●	the cost of genetic sequencing of potential patients in clinical studies;
●	facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs; and
●	acquired in process research and development costs associated with the acquisition of LG Chem, Ltd.’s, or LGC’s proprietary compound bivamelagon in the three months ended March 31, 2024.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our current research and development expenses:

	Three Months Ended
	March 31,
Research and development summary	2025	2024
Research and development expense	$36,973	$128,665

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended
	March 31,
Selling, general and administrative summary	2025	2024
Selling, general and administrative expense	$39,087	$34,382

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

There were no significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$37,718	$25,967	$11,751	45%
License revenue	(5,014)	—	(5,014)	(100)%
Costs and expenses:
Cost of sales	3,648	2,807	841	30%
Research and development	36,973	128,665	(91,692)	(71)%
Selling, general, and administrative	39,087	34,382	4,705	14%
Total costs and expenses	79,708	165,854	(86,146)	(52)%
Loss from operations	(47,004)	(139,887)	92,883	(66)%
Other income (expense), net	(2,414)	(1,185)	(1,229)	104%
Loss before income taxes	(49,418)	(141,072)	91,654	(65)%
Provision for income taxes	80	300	(220)	(73)%
Net loss	$(49,498)	$(141,372)	$91,874	(65)%

Product revenue, net.  Product revenue, net increased by $11.8 million to $37.7 million for the three months ended March 31, 2025 from $26.0 million for the three months ended March 31, 2024, an increase of 45%. We expect our sales of IMCIVREE to continue to increase.  We have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 15 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. For the three months ended March 31, 2025 and 2024, a substantial amount of our product revenue, or 65% and 74%, respectively, was generated from sales of our product to patients in the United States.

License revenue.  For the three months ended March 31, 2025, we recognized a reduction of previously-recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 12, “Significant Agreements” to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cost of sales. Cost of sales increased by $0.8 million to $3.6 million for the three months ended March 31, 2025 from $2.8 million for the three months ended March 31, 2024, an increase of 30%, which was driven by a corresponding increase in revenue in the three months ended March 31, 2025.  Cost of sales is composed of royalty expense due to Ipsen Pharma S.A.S., or Ipsen, on our net product revenue; amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the United States and European Union, the cost of product, as well as costs associated with our patient assistance programs.  Specifically, the $0.8 million increase in cost of sales in the three months ended March 31, 2025 from the same period in 2024 was due to $0.6 million of additional royalties due to our growth in sales and $0.2 million attributed to increased product cost associated with higher sales volume.  We expect cost of sales as a percentage of revenue to continue to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense decreased by $91.7 million to $37.0 million for the three months ended March 31, 2025 from $128.7 million for the three months ended March 31, 2024, a decrease of 71%. The net decrease was primarily due to the following:

●	a decrease of $92.5 million related to acquired In-Process Research and Development (“IPR&D”) costs associated with the acquisition of LGC’s proprietary compound bivamelagon in the three months ended March 31, 2024, which did not recur in 2025; and
●	a net decrease of $4.7 million in our clinical trial costs due to the completion and wind down of our long-term extension trial, Phase 2 Basket trial, Phase 3 pediatrics trial, and switch trial, as well as decreased genetic sequencing costs.

The above decreases were partially offset by:

●	an increase of $2.9 million in salaries, benefits and stock-based compensation related to the hiring of additional full-time employees in order to support the growth of our research and development programs; and
●	an increase of $2.1 million associated with chemistry, manufacturing, and controls (CMC) costs for drug formulation to support our ongoing Phase 1 clinical trial of RM-718 and the Phase 2 bivamelagon trial acquired from LGC.

Selling, general and administrative expense. Selling, general and administrative expense increased by $4.7 million to $39.1 million for the three months ended March 31, 2025 from $34.4 million for the three months ended March 31, 2024, an increase of 14%. The increase was primarily due to the following:

●	an increase of $5.9 million due to increased compensation and benefits related costs, including stock-based compensation, associated with additional headcount to support our expanding business operations as well as to establish commercial operations in international regions; and
●	an increase of $1.3 million related to increased marketing and promotion costs to support continued revenue growth.

The above increases were partially offset by:

●	a decrease of $2.0 million related to professional services costs, including legal, consulting and tax services; and
●	a decrease of $0.8 million related to CMC costs.

Other income (expense), net.  Other (expense), net increased by $1.2 million to $2.4 million for the three months ended March 31, 2025 from $1.2 million for the three months ended March 31, 2024.  The increase  was primarily due to the following:

●	recognition of $1.1 million of non-cash interest expense in the three months ended March 31, 2025 associated with accretion of the non-current liability payable to LGC in July 2025; and
●	a net increase of $0.6 million recognized for the net change in fair value of the embedded derivatives in our debt royalty obligation, as well as realized foreign currency losses.

The above amount was partially offset by:

●	an increase in interest income of $0.6 million earned on our short-term investments, based on higher investment balances from the proceeds of $150.0 million from the convertible preferred stock issuance and proceeds of $75.0 million received from our ATM equity financing.

Liquidity and Capital Resources

As of March 31, 2025, our cash and cash equivalents and short-term investments were approximately $314.5 million.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(40,351)	$(40,743)
Investing activities	24,812	30,050
Financing activities	32,499	4,243
Effect of exchange rates on cash	(2)	(71)
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,958	(6,521)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of operating assets and liabilities.

Net cash used in operating activities was $40.4 million for the three months ended March 31, 2025 and consisted primarily of a net loss of $49.5 million adjusted for non-cash items of $17.1 million, which consisted of stock-based compensation, non-cash interest expense, non-cash accretion and amortization of short-term investments, depreciation and amortization, rent expense and the change in the fair value of our embedded derivative asset. The change in operating assets and liabilities used net cash of approximately $7.9 million and was primarily driven by net decreases in accounts payable and accrued expenses of $3.6 million, the change in deferred revenue of $1.3 million, and net increases in prepaids and other current assets of $3.2 million.  These net uses of cash were offset by net increases in other long-term assets of $0.1 million and net increases in accounts receivable and inventory of $0.1 million.

Net cash used in operating activities was $40.7 million for the three months ended March 31, 2024 and consisted primarily of a net loss of $141.4 million adjusted for non-cash items of $102.8 million, which consisted of stock-based compensation, depreciation and amortization, and the change in the fair value of our embedded derivative liability, totaling $10.4 million. Our net loss adjusted for non-cash items also includes $92.4 million of acquired IPR&D assets, which are classified as investing activities.  The change in operating assets and liabilities used net cash of approximately $2.2 million, primarily driven by net increases in prepaid expenses and other assets of $2.4 million and net decreases in accounts payable and accrued expenses of $1.3 million, offset by a net increase in long-term assets of $1.2 million and decreases in accounts receivable and inventory of $0.3 million.

Net cash provided by investing activities

Net cash provided by investing activities was $24.8 million for the three months ended March 31, 2025 and relates to gross maturities of short-term investments of $58.3 million, offset by purchases of short-term investments for $33.5 million.

Net cash provided by investing activities was $30.1 million for the three months ended March 31, 2024 and relates to gross maturities of short-term investments of $70.1 million, offset by cash used for the purchase of LGC’s proprietary compound bivamelagon for $40.0 million in January 2024.

Net cash provided by financing activities

Net cash provided by financing activities was $32.5 million for the three months ended March 31, 2025, and consisted of net proceeds of $34.0 million from our ATM equity offering, as well as proceeds of $3.1 million from the exercise of stock options and the issuance of common stock from our Employee Stock Purchase Plan. These proceeds were offset by $4.6 million of repayments of our deferred royalty obligation.

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

We expect that our existing cash and cash equivalents and short-term investments as of March 31, 2025, will be sufficient to fund our operations into 2027. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

We may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

●	the cost to continue to commercialize setmelanotide, by growing our internal sales force or entering into collaborations with third parties and providing support services for patients;
●	the scope, progress, results and costs of clinical trials for our setmelanotide program as well as for RM-718 and bivamelagon, and in connection with a therapeutic product candidate for CHI;
●	the costs, timing and outcome of regulatory review of our setmelanotide program as well as for RM-718 and bivamelagon, and in connection with a therapeutic product candidate for CHI;
●	the obligations owed to Ipsen, Camurus AB, and LGC pursuant to our license agreements;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company

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

From December 10, 2024 to December 31, 2024, the Company sold 744,595 shares of common stock in the ATM Program for net proceeds of $41.2 million as of December 31, 2024.  The Company sold an additional 587,510 shares of common stock in the ATM Program from January 1, 2025 through January 21, 2025 for net proceeds of approximately $32.1 million in the quarter ending March 31, 2025.

Contractual obligations

As of March 31, 2025, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the “Quarterly Report”), including our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Financial Position and Need for Capital

We are a commercial stage biopharmaceutical company with a limited operating history and have not generated significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

We are a global, commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases.  Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide.  To date we have generated approximately $265.3 million of revenue from product sales.  In the United States, IMCIVREE is approved to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to Bardet-Biedl syndrome (BBS) or pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS).  The European Commission (EC) and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or VUS.  In total, to date we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 15 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

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

Our net losses were $49.5 million and $141.4 million for the three months ending March 31, 2025 and 2024, respectively.  As of March 31, 2025, we had an accumulated deficit of $1.2 billion. Substantially all our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide, with clinical trials of our product candidates (RM-718), which is designed to be a more selective MC4R agonist with weekly administration (now in Phase 1 trials), and bivamelagon, an investigational oral small molecule, which is also designed to be a more selective MC4R agonist, (now in Phase 2 clinical trials), and with the development of any other product candidates we may choose to pursue, including a product candidate for CHI, yet to be identified. We also expect to devote substantial financial resources to the research and development and potential commercialization of a product candidate for CHI.

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

Our ability to become profitable depends upon our ability to generate revenue. As of March 31, 2025, we have generated approximately $265.3 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017, our underwritten follow-on offerings and through our ATM Program through March 31, 2025, we raised aggregate net proceeds of approximately $864.8 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into a Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners for a total investment amount of up to $100.0 million, conditioned upon our achievement of certain clinical development and sales milestones. As of March 31, 2025, we have received $96.7 million of aggregate proceeds, net of debt issuance costs, under the RIFA. We also received $147.8 million in net proceeds under the Investment Agreement, with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock”, or the Convertible Preferred Stock, for an aggregate purchase price of $150.0 million, or $1,000 per share. As of March 31, 2025, our cash and cash equivalents and short-term investments were approximately $314.5 million. We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations into 2027.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the RIFA Investors a tiered royalty on our annual net revenues (the “Revenue Interest”), including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the RIFA Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027 or 120% of the amount funded by the RIFA Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the RIFA Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. As of March 31, 2025 we have made $25.0 million of payments, including $4.6 million in the three months ended March 31, 2025.

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

Positive results observed in one patient population are not necessarily predictive of positive results for other populations. We have demonstrated statistically significant and clinically meaningful reductions in weight and hunger in Phase 3 clinical trials in obesity due to POMC, PCSK1 or LEPR deficiencies, BBS and hypothalamic obesity, and believe we have demonstrated proof of concept in Phase 2 clinical trials in impairments due to a variant in one of the two alleles in the POMC, PCSK1, or LEPR genes (HET obesity), as well as the SRC1 and SH2B1 genes, all genetic diseases of extreme and unrelenting appetite and obesity. We hypothesize that patients with other upstream genetic variants in genes upstream of the MC4R in the MC4R pathway may also respond with reductions in weight and hunger after treatment with setmelanotide. However, patients with other upstream genetic variants may not have a similar response to setmelanotide, and until we obtain more clinical data in other genetic variants, we will not be sure that we can achieve proof of concept or magnitude of response sufficient to demonstrate statistical significance in such populations.

We are actively working to advance additional genetic variants related to patient populations carrying such genetic variants in other MC4R pathway related genes in the MC4R pathway through our clinical development programs. Our continued development efforts are focused on obesity related to several single gene, or monogenic, MC4R pathway impairments: BBS; obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, variants; obesity due to SH2B adapter protein 1, or SH2B1; hypothalamic obesity; Prader-Willi Syndrome (PWS) and MC4R deficiency obesity. For example, in April 2022 we enrolled the first patient in our pivotal Phase 3 EMANATE clinical trial of setmelanotide. The trial is a randomized, double-blind, placebo-controlled study with four independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; or certain variants of SH2B1 genes. Each of the four sub-studies is entirely independent of the others and, if successful, is designed to support separate regulatory submissions to the FDA and EMA in each studied population. However, the FDA and EMA may not view positive results in one sub-study, even if such results are statistically significant and clinically meaningful, as being sufficient for approval for any given indication.

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

●	Hypothalamic obesity. Our addressable patient population estimate for hypothalamic obesity (HO) is 5,000 to 10,000 patients in the United States. We estimate there are 5,000 to 8,000 people living with hypothalamic obesity in Japan, and 3,500 to 10,000 people living with hypothalamic obesity in the E.U. These estimates are based on:
●	diagnosis of an underlying HO etiology such as craniopharyngioma (CP), astrocytoma, or other brain tumors with CP accounting for approximately 50% of HO etiologies;
●	an annual incidence of CP of approximately 1.3 to 2.2 per million per year in the United States, which projects to approximately 600 cases of CP per year based on a United States population of approximately 329 million;
●	approximately 50% (based on a published range of 6% to 91%) of CP patients develop HO;
●	published estimates of overall survival (OS) after CP diagnosis, with a 20-year OS of 84%;
●	allowing for patients that develop HO due to other factors besides CP, results in an estimated HO prevalence after CP diagnosis in the United States exceeding 2,500-7,500 patients; and
●	internal Company estimate is based on reported incidence of hypothalamic obesity following CP and long-term survival rates.

Given the etiology of the disease, our estimates on HO are based on our internal review and interpretation of the literature and available prevalence data.

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

Setmelanotide, RM-718 and bivamelagon are MC4R agonists. Potential side effects of MC4R agonism, which have been noted either with setmelanotide or with other MC4R agonists in clinical trials and preclinical studies, may include:

●	adverse effects on cardiovascular parameters, such as increases in heart rate and blood pressure;
●	erections in males and similar effects in women, such as sexual arousal, clitoral swelling and hypersensitivity;
●	nausea and vomiting;
●	reduced appetite;
●	headache;
●	effects on mood, depression, anxiety and other psychiatric manifestations; and
●	other effects, for which an investigator reported as unrelated to setmelanotide or for which no increased incidence or pattern or causal relationship is currently evident.

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

In connection with IMCIVREE’s approval, the FDA granted us seven years of orphan drug exclusivity for setmelanotide for chronic weight management in adult and pediatric patients 6 years of age and older with obesity due to POMC, PCSK1, or LEPR deficiency confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. The FDA also granted us seven years of orphan drug exclusivity for setmelanotide for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity due to BBS. In the EU, we obtained ten years of market exclusivity for setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 6 years of age and above.  Following the FDA’s approval in December 2024 of the expanded indication for IMCIVREE to include patients as young as 2 years of age, in March 2025, the FDA expanded the scope of the current orphan drug exclusivity for IMCIVREE to provide for seven years of orphan-drug exclusivity for setmelanotide to reduce excess body weight and maintain weight reduction long term in pediatric patients aged 2 years to less than 6 years with syndromic or monogenic obesity due to POMC, PCSK1, LEPR deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or VUS.

We have also been granted orphan designation for setmelanotide for the treatment of: (i) Alström syndrome in both the United States and the EU; (ii) Prader-Willi syndrome in the United States and the EU; and (iii) acquired hypothalamic obesity in the EU and Japan.

There can be no assurance that we will be able to maintain the benefits of orphan drug exclusivity, or that the FDA or the EC or Japan’s Ministry of Health, Labour and Welfare will grant orphan designations for setmelanotide for other uses. In addition, orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

While we believe that this once-weekly formulation may be more convenient and less burdensome than setmelanotide, which is currently approved as a once-daily administration, we have paused development of this once-weekly formulation in favor of advancing RM-718. In the event RM-718 shows sufficiently positive efficacy and safety results, we plan to discontinue development of the weekly formulation of setmelanotide.  Concurrently, we are engaging with applicable regulatory authorities to address the impact of our discontinuing development of the weekly formulation of setmelanotide, which was a component of our pediatric investigation plan, or PIP, in the EU (and the United Kingdom) and in January 2025 we submitted a request to modify the PIP to remove elements related to the weekly formulation and we expect to receive a decision sometime in the second quarter of 2025.  We cannot estimate the probability of success with respect to our development of additional formulations, nor the resources and time needed to succeed. If we are unable to develop and gain approval of new formulations of setmelanotide or of our other product candidates, our products may not achieve significant market acceptance and our business, financial condition and results of operations may be materially harmed.

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

Certain of our pharmaceutical products are manufactured outside of the United States. Recently, the U.S. government has initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods, and has indicated an intention to impose tariffs on imported pharmaceutical products. In response to these tariffs, foreign governments have instituted or are considering imposing tariffs on certain U.S. goods, in addition to other retaliatory measures. If the U.S. imposes additional tariffs or other trade measures on pharmaceutical products, and in response other countries take further retaliatory trade measures, these actions could impose additional costs on our business.

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

Our business depends largely on its successful clinical development, regulatory approval and commercialization of our product candidates.  In the United States, IMCIVREE is approved to reduce excess body weight and maintain weight reduction long term in adults and pediatric patients 2 years of age and older with syndromic or monogenic obesity due to BBS or POMC, PCSK1 or LEPR deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance.  Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or of VUS. The EC has authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. The UK’s MHRA authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. Setmelanotide will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization in indications beyond those currently approved for IMCIVREE in the United States, the EU and the United Kingdom, and our other product candidates will require similar efforts before we are permitted to commercialize them for any indication. The clinical trials, manufacturing and marketing of our product candidates are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market such product candidates.

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

Disruptions at the FDA, including those caused by changing presidential administrations and related priorities, funding shortages staffing or other resource limitations or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including reductions in force or hiring freezes, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ ability to perform routine functions, including uncertainty associated with the new presidential administration in the United States. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result of some of these factors and could also fluctuate in the future. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued and started to implement certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if global health concerns, funding shortages or staffing limitations or any other disruptions prevent or hinder the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other activities, including providing us with advice on our development programs in a timely manner, such events could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Congress and the current Presidential administration are considering significant reductions in the funding of the Medicaid program.  If such reductions are adopted and decrease the number of persons enrolled in Medicaid or reduce the services covered by Medicaid, or the extent of reimbursement for Medicaid covered services, our sales of IMCIVREE and our business could be adversely affected.

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

Foreign sales of setmelanotide could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs, including the imposition of tariffs by the United States or any other tariffs that could apply directly or indirectly to the costs of goods required to manufacture setmelanotide.

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

Whilst the EU-UK Trade and Cooperation Agreement (TCA) includes the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK. Similarly, clinical trial submissions in the UK will not be able to be bundled with those of EU Member States within the EMA Clinical Trial Information System, or CTIS. Any divergent requirements may increase the cost and complexity of running our business, including with respect to the conduct of clinical trials.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 5.2% of our outstanding voting stock as of March 31, 2025.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock has been volatile and may continue to fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	plans for, progress of, or results from preclinical studies and clinical trials of setmelanotide and our other product candidates;
●	the failure of the FDA or EMA to approve IMCIVREE for additional indications or to initially approve our other product candidates;
●	announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
●	the success or failure of other weight loss therapies and companies targeting the rare diseases we intend to address;
●	regulatory or legal developments in the United States and other countries;
●	failure of setmelanotide or our other product candidates, if approved, to achieve commercial success;
●	fluctuations in stock market prices and trading volumes of similar companies;
●	general market conditions and overall fluctuations in U.S. and global equity markets;
●	global macroeconomic conditions or instability, including with respect to inflation rates or interest rates, curtailment of trade and other business restrictions such as tariffs or trade wars, boycotts, labor shortages, supply chain shortages, disruptions and instability in the banking industry and other parts of the financial services sector, outbreak of disease or epidemics, or other economic, political or legal changes, uncertainties or adverse developments;
●	terrorism and/or political instability, unrest and wars, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this sections;
●	natural disasters and other extreme weather events (including as a result of climate change), which could cause significant damage to the infrastructure upon which our business operations rely, and the timing, nature or severity of which we may be unable to prepare for;

●	global political changes and uncertainty, including in the United States with the changes arising from a new presidential administration and resulting changes and uncertainty in administrative agencies with authority over our business;
●	variations in our quarterly operating results;
●	changes in our financial guidance or securities analysts’ estimates of our financial performance;
●	changes in accounting principles;
●	our ability to raise additional capital and the terms on which we can raise it;
●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
●	additions or departures of key personnel;
●	discussion of us or our stock price by the press and by online investor communities; and
●	other risks and uncertainties described in these risk factors.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of March 31, 2025, we had 63,494,892 shares of common stock outstanding. In addition, on July 10, 2023, we filed with the SEC a prospectus supplement to the prospectus included in the Company’s registration statement on Form S-3ASR filed with the SEC on March 2, 2023, covering the resale from time to time by the holders of the Convertible Preferred Stock of up to an aggregate of 3,124,995 shares of common stock, to satisfy registration rights that the Company granted to such holders in connection with the issuance of the Convertible Preferred Stock. To the extent the holders of the Convertible Preferred Stock convert their shares to common stock and sell such shares, the price of our common stock could be significantly impacted.

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

Our results of operations could be adversely affected by general conditions in the global political system, economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, the imposition of tariffs and other trade barriers, uncertainty about economic stability, and rising political uncertainty. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, including weakened demand for setmelanotide and our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Increased inflation rates and related increases in interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, geopolitical conflicts and war could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. The changes arising from a new presidential administration in the United States and the prospect of new leadership and reductions in the workforce or other resources in key administrative agencies (such as the FDA and SEC) as well as volatile political conditions in other countries in which we do business could also create additional uncertainty for our industry and our business, including in ways that we cannot foresee.  Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, as it did in our Annual Report on Form 10-K for the year ended December 31, 2023. A material weakness could result in a restatement of our financial statements, failure to meet our reporting obligations in a timely manner, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Ineffective internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. Any of these could, in turn, result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could diminish investor confidence and cause a decline in the price of our common stock.

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

On February 28, 2025, David McGirr, a member of the Company’s board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 65,431 shares of the Company’s common stock until November 7, 2025.

On February 28, 2025, Hunter Smith, the Company’s Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 121,185 shares of the Company’s common stock until May 30, 2026.

On March 3, 2025, David Meeker, the Company’s Chairman, President, and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 43,621 shares of the Company’s common stock until November 7, 2025.

On March 11, 2025, Christopher German, the Company’s Corporate Controller and Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 7,386 shares of the Company’s common stock until June 10, 2026.

Other than as disclosed above, during the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

RHYTHM PHARMACEUTICALS, INC.

Dated: May 7, 2025	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2025	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)