Form 10-Q
period 2025-06-30
RHYTHM PHARMACEUTICALS, INC.
filed 2025-08-05
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2025 was 66,420,091.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$135,586	$89,137
Short-term investments	155,444	231,428
Accounts receivable, net	26,122	18,512
Inventory	18,872	18,741
Prepaid expenses and other current assets	24,656	16,382
Total current assets	360,680	374,200
Property and equipment, net	297	632
Right-of-use asset	3,262	3,477
Intangible assets, net	5,747	6,174
Restricted cash	527	464
Other long-term assets	2,220	7,326
Total assets	$372,733	$392,273
Liabilities, Convertible Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable	$15,982	$12,328
Accrued expenses and other current liabilities	69,185	62,658
Other current liability - LG Chem	40,000	37,704
Lease liability	510	—
Deferred revenue	—	1,286
Deferred royalty obligation, current	3,778	1,541
Total current liabilities	129,455	115,517
Long-term liabilities:
Deferred royalty obligation	106,014	108,269
Lease liability, non-current	3,681	3,938
Total liabilities	239,150	227,724
Commitments and contingencies (Note 14)
Series A convertible preferred stock, $0.001 par value: 150,000 shares authorized; 150,000 and 150,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively. Liquidation preference of $150,000 as of June 30, 2025.	145,491	142,820
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 63,913,185 and 62,390,654 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	64	61
Additional paid-in capital	1,241,744	1,177,045
Accumulated other comprehensive (loss)	(2,248)	(39)
Accumulated deficit	(1,251,468)	(1,155,338)
Total stockholders’ equity	(11,908)	21,729
Total liabilities, convertible preferred stock and stockholders’ equity	$372,733	$392,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$48,502	$29,078	$86,220	$55,045
License revenue	—	—	(5,014)	—
Total revenues	48,502	29,078	81,206	55,045
Costs and expenses:
Cost of sales	5,543	2,947	9,191	5,753
Research and development	42,308	30,194	79,281	158,858
Selling, general, and administrative	45,947	36,415	85,034	70,797
Total costs and expenses	93,798	69,556	173,506	235,408
Loss from operations	(45,296)	(40,478)	(92,300)	(180,363)
Other income (expense):
Other income (expense), net	1,576	302	932	824
Gain on settlement of forward contract	—	8,900	—	8,900
Interest expense	(5,817)	(4,603)	(11,226)	(9,358)
Interest income	3,242	4,097	6,881	7,143
Total other (expense), net	(999)	8,696	(3,413)	7,509
Loss before income taxes	(46,295)	(31,782)	(95,713)	(172,854)
Provision for income taxes	337	479	417	779
Net loss	$(46,632)	$(32,261)	$(96,130)	$(173,633)
Accrued dividends on convertible preferred stock	(1,349)	(1,302)	(2,671)	(1,302)
Net loss attributable to common stockholders	$(47,981)	$(33,563)	$(98,801)	$(174,935)
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.55)	$(1.56)	$(2.89)

Weighted-average common shares outstanding, basic and diluted	63,684,359	61,011,824	63,373,489	60,577,691

Other comprehensive loss:
Net loss attributable to common stockholders	$(47,981)	$(33,563)	$(98,801)	$(174,935)
Foreign currency translation adjustment	(2,104)	(302)	(2,106)	(373)
Unrealized (loss), net on marketable securities	(93)	(134)	(103)	(378)
Comprehensive loss	$(50,178)	$(33,999)	$(101,010)	$(175,686)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock & Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	150,000	$142,820	62,390,654	$61	$1,177,045	$(39)	$(1,155,338)	$21,729
Stock compensation expense	—	—	—	—	12,862	—	—	12,862
Issuance of common stock in connection with ESPP	—	—	21,875	—	854	—	—	854
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	494,853	1	2,225	—	—	2,226
Issuance of common stock upon completion of ATM equity offering, net of $739 offering costs	—	—	587,510	—	32,108	—	—	32,108
Accretion of preferred stock dividends	—	1,322	—	—	(1,322)	—	—	(1,322)
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Net unrealized loss on marketable securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(49,498)	(49,498)
Balance at March 31, 2025	150,000	$144,142	63,494,892	$62	$1,223,772	$(51)	$(1,204,836)	$18,947
Stock compensation expense	—	—	—	—	15,880	—	—	15,880
Issuance of common stock in connection with ESPP	—	—	—	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	418,293	2	3,441	—	—	3,443
Accretion of preferred stock dividends	—	1,349	—	—	(1,349)	—	—	(1,349)
Foreign currency translation adjustment	—	—	—	—	—	(2,104)	—	(2,104)
Net unrealized loss on marketable securities	—	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	—	—	(46,632)	(46,632)
Balance at June 30, 2025	150,000	$145,491	63,913,185	$64	$1,241,744	$(2,248)	$(1,251,468)	$(11,908)

Balance at December 31, 2023	—	—	59,426,559	$59	$1,064,302	$134	$(894,736)	$169,759
Stock-based compensation expense	—	—	—	—	7,767	—	—	7,767
Issuance of common stock in connection with ESPP	—	—	28,495	—	673	—	—	673
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	1,077,271	1	6,352	—	—	6,353
Issuance of common stock as consideration for LGC license	—	—	432,143	—	18,716	—	—	18,716
Foreign currency translation adjustment	—	—	—	—	—	(71)	—	(71)
Unrealized loss on marketable securities	—	—	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	—	—	(141,372)	(141,372)
Balance at March 31, 2024	—	$—	60,964,468	$60	$1,097,810	$(181)	$(1,036,108)	$61,581
Issuance of Series A Preferred Stock, net of $2,250 of issuance costs	150,000	138,850	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,358	—	—	10,358
Issuance of common stock in connection with ESPP	—	—	—	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	131,481	—	1,403	—	—	1,403
Issuance of common stock as consideration for LGC license	—	—	—	—	—	—	—	—
Accretion of preferred stock dividends	—	1,302	—	—	(1,302)	—	—	(1,302)
Foreign currency translation adjustment	—	—	—	—	—	(302)	—	(302)
Unrealized loss on marketable securities	—	—	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	—	—	(32,261)	(32,261)
Balance at June 30, 2024	150,000	$140,152	61,095,949	$60	$1,108,269	$(617)	$(1,068,369)	$39,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
Operating activities
Net loss	$(96,130)	$(173,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	28,742	18,125
Depreciation and amortization	762	795
Non-cash interest expense	11,226	9,914
Non-cash accretion & amortization of short-term investments	(2,966)	(3,562)
Non-cash rent expense	215	181
Change in fair value of embedded derivative liability	(420)	(790)
Gain on settlement of forward contract	—	(8,900)
Acquired IPR&D assets classified as investing activities	—	92,385
Foreign currency (gain) loss	(1,709)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,145)	(2,731)
Inventory	(96)	(3,370)
Prepaid expenses and other current assets	(10,005)	287
Deferred revenue	(1,286)	—
Other long-term assets, net	5,526	2,249
Accounts payable, accrued expenses and other liabilities	9,622	(769)
Net cash used in operating activities	(63,664)	(69,819)
Investing activities
Purchases of short-term investments	(60,475)	(66,312)
Maturities of short-term investments	139,322	127,800
Acquisition of IPR&D assets	—	(40,000)
Net cash (used in) provided by investing activities	78,847	21,488
Financing activities
Repayment of deferred royalty obligation	(8,947)	(5,756)
Proceeds from the exercise of stock options	5,669	7,755
Proceeds from issuance of common stock from ESPP	854	673
Proceeds from Series A Preferred Stock, net of issuance costs	—	138,850
Gain on settlement of forward contract	—	8,900
Proceeds from ATM equity offering	34,034	—
Net cash provided by financing activities	31,610	150,422
Effect of exchange rates on cash	(281)	(372)
Net increase (decrease) in cash, cash equivalents and restricted cash	46,512	101,719
Cash, cash equivalents and restricted cash at beginning of period	89,601	60,409
Cash, cash equivalents and restricted cash at end of period	$136,113	$162,128
Supplemental disclosure of non-cash investing and financing activities:
Non-current liability issued in exchange for the acquisition of IPR&D	$—	$33,669
Issuance of common stock in exchange for IPR&D	$—	$18,716
Accretion of preferred stock dividends	$2,671	$1,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 (MC4R) receptor agonists, including our lead asset, IMCIVREE® (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by rare MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are developing therapies for a subset of individuals who have hyperphagia, a pathological insatiable hunger and impaired satiety accompanied by persistent and abnormal food-seeking behaviors, decreased energy expenditure and severe obesity due to diseases such as acquired or congenital hypothalamic obesity (“HO”) Bardet-Biedl syndrome (BBS) or other diseases caused by impaired MC4R pathway signaling. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union, and Great Britain, Canada, and other countries and regions.

The Company is a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc. The Company has wholly owned subsidiaries in the US, the United Kingdom, the Netherlands, France, Germany, Italy, Spain, Switzerland, Japan and Canada.

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

Liquidity

The Company has incurred operating losses and experienced negative cash flows from operations since inception. As of June 30, 2025, the Company had an accumulated deficit of $1.3 billion.  The Company has funded these losses primarily from the proceeds from the sales of common and preferred stock, product revenue, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. While the Company is generating product revenue, management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprised of research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

As of June 30, 2025, the Company had $291.0 million of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out license arrangements, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financing will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company’s operations through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q with the SEC.

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

The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the six months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2025, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fiscal year beginning January 1, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 15, Segment and Geographic Information.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the three months ended June 30, 2025 and 2024, approximately 66% and 74% of all of the Company’s revenue was generated from a single customer in the United States. As of June 30, 2025 and December 31, 2024, approximately 48% and 67%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.

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

Short-Term Investments

Short-term investments consist of investments with maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason for the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of June 30, 2025 and December 31, 2024, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  As of June 30, 2025 and December 31, 2024, the Company determined an allowance for doubtful accounts was not required based upon our review of contractual payments and our customers’ circumstances.

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

Product returns:  Our customers have limited return rights related to the product’s damage or defect.  The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. Based on the distribution model for IMCIVREE, the Company believes there will continue to be minimal returns and these reserves have not been material to date.

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

For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalties have been allocated has been satisfied (or partially satisfied).  See Note 12, Significant Agreements, for discussion related to the Company’s accounting for the RareStone Group, Ltd. agreement.

Deferred Royalty Obligation

The Company treats the debt obligation to HealthCare Royalty Management, LLC as discussed further in Note 13, Long-Term Obligations, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. The Company recognizes interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, the Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent the Company’s estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires the Company to make estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the three and six months ended June 30, 2025 and 2024, respectively.

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

Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity.  Net foreign currency exchange transaction gains (losses), which are included in other (expense) income, net on our consolidated statements of operations, were immaterial for the six months ended June 30, 2025 and 2024, respectively.

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

The Company’s cash equivalents and marketable securities and derivative asset as of June 30, 2025 and December 31, 2024 were carried at fair value, determined according to the fair value hierarchy.  See Note 6, Fair Value of Financial Assets and Liabilities, for further discussion.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities as of June 30, 2025 and December 31, 2024, respectively.

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

The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	6,931,178	7,044,823	6,931,178	7,044,823
Restricted stock units	2,657,785	2,036,409	2,657,785	2,036,409
Performance stock units	294,644	—	294,644	—
Common stock reserved for the conversion of Series A convertible preferred stock	3,124,995	3,125,000	3,124,995	3,125,000
Potential common shares	13,008,602	12,206,232	13,008,602	12,206,232

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 16, Subsequent Events.

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

3. Asset Acquisitions

LG Chem, Ltd.

On January 4, 2024, the Company entered into a license agreement and share issuance agreement with LG Chem, Ltd. (“LGC”).  Under the terms of the license agreement, the Company obtained worldwide rights to LGC’s proprietary compound bivamelagon.

The total purchase consideration of $92.4 million was composed of $40.0 million of cash paid at closing and issued shares of the Company’s common stock with an aggregate value of $20.0 million. The shares were issued at a per share price equal to the ten-day volume weighted average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024.  As of January 4, 2024, the fair value of common stock issued was $18.7 million.  The total purchase consideration also includes an additional $40.0 million license fee payable in 18 months, whose present value at closing was $33.7 million, and $0.8 million of transaction costs which are recorded as selling, general and administrative expenses. The carrying value of the license fee payable is $40.0 million as of June 30, 2025, and is reflected in current liabilities on our condensed consolidated balance sheet. On July 1, 2025, the Company made the final consideration payment of $40.0 million to LGC for the Company’s asset purchase of their proprietary compound bivamelagon from January 2024.

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

4. Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw Materials	$4,477	$6,776
WIP	767	1,250
Finished Goods	13,628	10,715
Total Inventory	$18,872	$18,741

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Research and development costs	$21,725	$17,871
Professional fees	4,875	4,280
Payroll related	13,261	18,216
Royalties	2,425	2,091
Sales allowances	22,522	15,850
Other	4,377	4,350
Accrued expenses and other current liabilities	$69,185	$62,658

6. Fair Value of Financial Assets and Liabilities

As of June 30, 2025 and December 31, 2024, the carrying amount of cash and cash equivalents and short-term investments was $291.0 million and $320.6 million respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	June 30, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial Paper	$—	$27,907	$—	$27,907
Money market funds	97,450	—	—	97,450
Marketable securities:
US treasury securities	53,409	—	—	53,409
Corporate debt securities and commercial paper	—	102,035	—	102,035
Derivative asset	—	—	690	690
Total	$150,859	$129,942	$690	$281,491

	Fair Value Measurements as of
	December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial Paper	$—	$2,984	$—	$2,984
Money market funds	71,334	—	—	71,334
Marketable securities:
US treasury securities	65,118	—	—	65,118
Corporate debt securities and commercial paper	—	166,310	—	166,310
Derivative asset	—	—	270	270
Total	$136,452	$169,294	$270	$306,016

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

The embedded derivative asset associated with our deferred royalty obligation, as discussed further in Note 13, Long-Term Obligations, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation on the condensed consolidated balance sheets. The embedded derivative asset is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of IMCIVREE, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument.

The following tables set forth a summary of the changes in the estimated fair value of our embedded derivative liability (asset) (in thousands):

	Six months ended
	June 30,
	2025	2024
Beginning aggregate estimated fair value of Level 3 liability (asset)	$(270)	$1,150
Change in fair value of embedded derivative	(420)	(790)
Fair value of forward contract - Series A Convertible Preferred Stock	—	8,900
Settlement of forward contract	—	(8,900)
Ending aggregate estimated fair value of Level 3 liability (asset)	$(690)	$360

Marketable Securities

The following tables summarize the Company's marketable securities (in thousands):

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$102,060	$5	$(30)	$102,035
U.S. Treasury Securities	53,389	31	(11)	53,409
	$155,449	$36	$(41)	$155,444

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$166,255	$147	$(92)	$166,310
U.S. Treasury Securities	65,074	79	(35)	65,118
	$231,329	$226	$(127)	$231,428

7. Intangible Assets

		As of June 30, 2025			As of December 31, 2024
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Capitalized Milestones	11	$9,000	$(3,253)	$5,747	$9,000	$(2,826)	$6,174

As of June 30, 2025, the Company’s finite-lived net intangible assets, which totaled $5.7 million, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.

As of June 30, 2025, amortization expense for the next five years and beyond is summarized as follows (in thousands):

2025 (remainder)	$427
2026	855
2027	855
2028	855
2029	855
Thereafter	1,900
Total	$5,747

Amortization expense totaled $0.2 million for each of the three months ended June 30, 2025 and 2024, respectively. Amortization expense totaled $0.4 million for each of the six months ended June 30, 2025 and 2024, respectively. Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss.

8. Income Taxes

The Company recorded an income tax provision of approximately $0.3 million and $0.5 million for the three months ending June 30, 2025, and 2024, respectively.  The Company recorded an income tax provision of approximately $0.4 million and $0.8 million for the six months ending June 30, 2025, and 2024, respectively. The income tax provision is a result of taxable income from the Company’s foreign jurisdictions. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year ended December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is currently evaluating the impact of OBBB on its consolidated financial statements.

9. Series A Convertible Preferred Stock

On April 1, 2024, the Company entered into an Investment Agreement (the “Investment Agreement”) with certain affiliates of Perceptive Advisors LLC (“Perceptive”) and certain other investors (each, an “Investor” and collectively, the “Investors”), relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”), for an aggregate purchase price of $147.8 million, net of $2.3 million of issuance costs, or $1,000 per share (the “Issuance”).  The Issuance closed on April 15, 2024.

The Company determined the obligation to issue 150,000 shares of Convertible Preferred Stock to Perceptive and Investors in the future at a set price represented a forward contract which was required to be accounted for at fair value. The fair value of the forward contract was measured as the difference between the fair value of the Convertible Preferred Stock, as determined using a binomial lattice valuation model, and the consideration payable to the Company. The assumptions used in the binomial lattice model include: (1) the Company’s common stock price on the issuance and settlement dates; (2) the Conversion Price as of $48.00 as per the Agreement; (3) a 20-year term to maturity; (4) an estimate of the Company’s credit risk-adjusted discount rate; and (5) volatility. The fair value of the forward contract upon issuance was determined to be $0. Upon closing, the value of the forward contract was determined to be $8.9 million and the fair value of the Convertible Preferred Stock was determined to be $141.1 million.

The Company classifies its Convertible Preferred Stock outside of stockholders’ equity as the redemption of such shares is outside the Company’s control. The Company did not adjust the carrying values of the Convertible Preferred Stock to redemption value as the shares are not probable of becoming redeemable as of June 30, 2025.

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

If a change of control occurs, each holder shall have the right to require the Company to repurchase all, or any whole number of shares that is less than all, of the holder’s Convertible Preferred Stock at an amount equal to 1.75 multiplied by the sum of the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus PIK Dividends) plus any unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference).  As of June 30, 2025, the Company did not adjust the carrying value of the Convertible Preferred Stock to its redemption value, since a change of control was determined to not be probable.

Dividends:

After the second anniversary, dividends on the Convertible Preferred Stock accrue quarterly, at a 6% annual rate, and if not paid out in cash before the quarter end, will become PIK Dividends and added to the liquidation preference, or original issue price plus PIK Dividends.  Since dividends do not commence until the second anniversary of the Issuance, the Convertible Preferred Stock is considered increasing rate preferred stock.  Accordingly, the Company accretes the dividends, using the effective interest method, from Issuance to the first contractual call date, April 15, 2029.  The Company accrued dividends of $2.7 million for the six months ended June 30, 2025, as a reduction to Additional Paid-In Capital and an increase to the carrying value of Convertible Preferred Stock.  The carrying value of Convertible Preferred Stock as of June 30, 2025 is $145.5 million.

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

10. Common Stock

As of June 30, 2025, an aggregate of 16,174,070 shares of common stock were reserved for issuance under the Company’s stock plans, which include stock options, restricted stock units, and performance stock units that have been granted covering 9,883,607 shares of common stock, as well as 5,002,335 of shares available under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) and 1,256,597 shares of common stock available for future grants under the Company’s Employee Stock Purchase Plan.

Additionally, as of June 30, 2025, 3,125,000 shares of common stock were reserved for issuance to satisfy the estimated 3,124,995 shares of common stock issuable upon conversion of the 150,000 shares of Convertible Preferred Stock.

On February 29, 2024, the Company and Cowen and Company, LLC (“Cowen”) entered into Amendment No. 1 to Sales Agreement (the “Amendment”) to increase the aggregate offering price of the shares of common stock that may be issued and sold pursuant to the Sales Agreement to $200.0 million (excluding the aggregate offering price of shares of common stock issued and sold pursuant to the Sales Agreement prior to February 29, 2024). In connection with the Amendment, on February 29, 2024, the Company filed with the SEC a prospectus supplement, dated February 29, 2024, which, combined with the Base Prospectus (together, the “New Prospectus”), amended the Prior Prospectus in its entirety. The issuances and sales under the Sales Agreement, as amended by the Amendment, will be made pursuant to the Registration Statement and the New Prospectus.  Between December 10, 2024 and December 31, 2024, the Company sold 744,595 shares of common stock in the ATM Program for net proceeds of $41.2 million.  Between January 1, 2025 and January 21, 2025, the Company sold an additional 587,510 shares of common stock in the ATM Program for net proceeds of approximately $32.1 million.

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

The exercise price of stock options granted under the Inducement Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of June 30, 2025, 548,390 stock option awards and 412,065 restricted stock unit awards have been granted under the Inducement Plan, net of forfeitures. As of June 30, 2025, 39,545 shares of common stock are available for future grant under the Inducement Plan.

11. Related-Party Transactions

Expenses paid directly to related parties for the three and six months ended June 30, 2025 and 2024, were immaterial. Outstanding payments due to related parties as of June 30, 2025 and December 31, 2024 were also immaterial.

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

13. Long-Term Obligations

On June 16, 2022, we entered into a RIFA with entities managed by HealthCare Royalty Management, LLC, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors have agreed to pay the Company an aggregate investment amount of up to $100.0 million, or the Investment Amount. Under the terms of the RIFA, we received $37.5 million on June 29, 2022 upon FDA approval of IMCIVREE in BBS, referred to as the Initial Investment Amount, and we received an additional $37.5 million on September 29, 2022 of the Investment Amount upon EMA approval for BBS.  On September 12, 2023, we received the remaining $24.4 million of the Investment Amount, net of debt issuance costs, following the achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. We made repayments of $8.9 million in the six months ended June 30, 2025.  As of June 30, 2025 we have made cumulative payments of $29.4 million.

The Investors’ rights to receive the Revenue Interests will terminate on the date on which the Investors have received payments equal to a certain percentage of the funded portion of the Investment Amount including the aggregate of all payments made to the Investors as of such date, each percentage tier referred to as the Hard Cap, unless the RIFA is earlier terminated. The total Revenue Interests payable by us to the Investors is capped between 185% and 250% of the Investment Amount paid, dependent on the aggregate royalty paid between 2028 and 2032. If a change of control occurs, the Investors may accelerate payments due under the RIFA up to the Hard Cap plus any other obligations payable under the RIFA.

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative asset (liability) was $0.7 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the three months ended June 30, 2025 and 2024, we recognized other income of $0.5 million and $0.3 million, respectively, due to the remeasurement of the embedded derivative liability. For the six months ended June 30, 2025 and 2024, we recognized other income of $0.4 million and $0.8 million, respectively, due to the remeasurement of the embedded derivative liability or asset.

The carrying value of the deferred royalty obligation as of June 30, 2025 was $109.8 million based on $100.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value is classified as $3.8 million within current liabilities and $106.0 million within long-term liabilities on the consolidated balance sheet as of June 30, 2025.  The carrying value of the deferred royalty obligation approximated fair value as of June 30, 2025 and December 31, 2024. The effective interest rate as of June 30, 2025 was 17.01%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3.3 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

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

Other

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones whose achievement may become probable in subsequent periods, or royalties on future sales of specified products.  Additionally, the Company is party to various contracts with CROs and CMOs that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. Based on the Company’s current development plans as of June 30, 2025, the Company does not deem it probable that we will make material milestone payments to third parties during the next 12 months from the filing of this Form 10-Q, in connection with our license agreements. These milestones are generally recognized in the period in which the achievement of the underlying milestones becomes probable.  When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.

15. Segment and Geographic Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently operates in two business segments, which are U.S. and international segments for the development and commercialization of therapies for patients with rare diseases. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company meets the aggregation criteria of ASC 280 and therefore has one reportable segment for the six months ended June 30, 2025.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net product revenue - U.S.	$31,982	$21,637	$56,352	$41,080
Net product revenue - International	16,520	7,441	29,868	13,965
Total net product revenue	48,502	29,078	86,220	55,045
License revenue	-	-	(5,014)	-
Total revenue, net	48,502	29,078	81,206	55,045

Cost of sales	5,543	2,947	9,191	5,753
Global headcount expense	39,892	30,573	74,760	57,676
Preclinical, clinical and development expense	22,946	13,826	42,906	35,780
Commercial & medical affairs	17,030	14,185	30,279	27,112
Corporate, general & administrative	8,387	8,025	16,370	16,433
Other segment expenses	-	-	-	92,654
Other income (expense), net	1,576	9,202	932	9,724
Interest income (expense), net	(2,575)	(506)	(4,345)	(2,215)
Income taxes	337	479	417	779
Net loss	$(46,632)	$(32,261)	$(96,130)	$(173,633)

Other segment expenses is composed of acquired in-process research and development costs associated with the acquisition of LGC’s proprietary compound bivamelagon in the three months ended March 31, 2024.

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of its customers. Total product revenue, net, by geographic area was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
US	$31,982	$21,637	$56,352	$41,080
International	16,520	7,441	29,868	13,965
Total product revenue, net	$48,502	$29,078	$86,220	$55,045

As of June 30, 2025 and December 31, 2024, long-lived assets at locations outside the United States were not material.

16. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure.

On July 9, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and BofA Securities, Inc., as the representatives of the several underwriters named in the Underwriting Agreement (collectively, the “Underwriters”), in connection with a follow-on offering, issuance and sale by the Company of 2,058,824 shares of the Company’s common stock. The offering price of the shares of common stock to the public was $85.00 per share. In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 308,823 additional shares of Common Stock, at the public offering price per share, less underwriting discounts and commissions. On July 10, 2025, the Underwriters exercised the option in full. The closing of the sale of the shares pursuant to the offering, including the shares sold pursuant to the exercise in full of the option, took place on July 11, 2025, resulting in net proceeds of approximately $189.2 million, net of underwriting discounts and commissions, but excluding certain other offering expenses payable by the Company, for a total share issuance of 2,367,647.

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

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor (MC4R) agonists, including our lead asset, IMCIVREE® (setmelanotide), as precision medicines designed to treat hyperphagia and severe obesity caused by MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing therapies for a subset of individuals who have hyperphagia, a pathological, insatiable hunger and impaired satiety accompanied by persistent and abnormal food-seeking behaviors, decreased energy expenditure and severe obesity due to diseases such as acquired or congenital hypothalamic obesity (HO), Bardet-Biedel syndrome (BBS) or other diseases caused by impaired MC4R pathway signaling. The MC4R pathway is a neuro-endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), United Kingdom, Canada and other countries and regions.

IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to Bardet-Biedl syndrome (BBS) or pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). The European Commission (EC) and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. In addition to the United States, we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 20 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

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

On April 7, 2025, we announced positive topline results from the pivotal Phase 3 TRANSCEND trial evaluating setmelanotide for the treatment of acquired hypothalamic obesity. The global trial, which we believe is the largest and longest placebo-controlled trial to evaluate a therapy for patients with acquired hypothalamic obesity, met its primary endpoint with a statistically significant and highly clinically meaningful reduction in body mass index (BMI) with setmelanotide in both adult and pediatric patients versus placebo. No new safety signals with setmelanotide were observed, in line with setmelanotide’s well-established and well-understood safety profile. Given these compelling new efficacy data with setmelanotide, we anticipate completing submissions of a supplemental New Drug Application to the FDA and a Type II variation request to the European Medicines Agency (the “EMA”) in the third quarter of 2025. We also anticipate reading out data from a 12-patient cohort in Japan in the first quarter of 2026 which we believe, if successful, could support registration of setmelanotide in Japan for this disease. With these planned submissions, we believe setmelanotide has the potential to become the first-ever approved therapy for patients with acquired hypothalamic obesity. We estimate there are 5,000 to 10,000 people living with hypothalamic obesity in the U.S., 5,000 to 8,000 people living with hypothalamic obesity in Japan, and 3,500 to 10,000 people living with hypothalamic obesity in the E.U.

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

We are advancing next-generation MC4R agonists in clinical trials. In July 2025, we announced bivamelagon achieved statistically significant and clinically meaningful BMI reductions at 14 weeks of treatment in a Phase 2 trial in patients with acquired hypothalamic obesity.  We anticipate completing enrollment in Part C of the Phase 1 trial evaluating the weekly RM-718 in patients with acquired hypothalamic obesity in the first quarter of 2026. Our Phase 3 EMANATE trial, comprised of four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases is ongoing, and we completed our Phase 2 DAYBREAK trial evaluating setmelanotide in additional genetic indications in 2024.

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

Additional recent corporate and commercial updates include:

On August 5, 2025, we announced revenue from global sales of IMCIVREE was $48.5 million for the second quarter of 2025, an increase of 29% percent on a sequential basis from the first quarter of 2025, primarily driven by sales of IMCIVREE for the treatment of patients with BBS. In the second quarter of 2025, revenue of $32.0 million, or 66% of product revenue, was generated in the United States, an increase of 31% on a sequential basis. Revenue of $16.5 million, or 34% of product revenue, was generated outside of the United States, a sequential increase of 24%.

On July 11, 2025, we closed a public offering of 2,367,647 shares of its common stock at a public offering price of $85 per share, resulting in net proceeds of approximately $189.2 million, net of underwriting discounts and commissions, but excluding certain other offering expenses payable by the Company.

Additional recent clinical and regulatory updates include:

On August 5, 2025, we announced that we enrolled the first patient with hypothalamic obesity in Part C of our Phase 1 trial evaluating RM-718, a weekly-administered investigational MC4R agonist.

On July 12, 2025, at the Endocrine Society’s Annual Meeting, data from our pivotal Phase 3 TRANSCEND trial evaluating setmelanotide in acquired hypothalamic obesity, the largest randomized, placebo-controlled trial in acquired hypothalamic obesity to date, were delivered in an oral presentation. Highlights of the presentation included:

●	-19.8% placebo-adjusted difference in BMI reduction (N=120); and
●	Statistically significant BMI reductions following setmelanotide treatment were consistently observed across subgroups stratified by age (<12, 12 to 17, <18, and 18 years and older; ranging from -15.6% to -17.2%) and by sex (-16.3% female; -16.8% male.

On July 9, 2025, we announced bivamelagon achieved statistically significant and clinically meaningful BMI reductions at 14 weeks of treatment in our Phase 2 trial in patients with acquired hypothalamic obesity, including:

●	-9.3% BMI reduction from baseline in the 600mg cohort (n=8) (p-value=0.0004);
●	-7.7% BMI reduction from baseline in the 400mg cohort (n=7) (p-value=0.0002);
●	Post-hoc analyses showing bivamelagon demonstrated BMI reductions consistent with BMI reductions achieved with setmelanotide therapy as observed in similar patient populations at comparable dosing durations; and
●	Safety and tolerability results were consistent with MC4R agonism and mechanism of action during the placebo-controlled portion of the trial.

During the Joint Congress between the European Society for Paediatric Endocrinology and the European Society of Endocrinology (ESPE-ESE) and the European Congress on Obesity (ECO) in May 2025, we presented new, real-world data that showed consistent improvements in body mass index, BMI-z, and hunger scores in 30 patients with acquired hypothalamic obesity and five (5) patients with congenital hypothalamic obesity who were treated with setmelanotide for up to nine months.

We currently expect to achieve the following, near-term milestones:

●	Complete submissions of a supplemental New Drug Application to FDA and a Type II variation request to the EMA seeking approval for setmelanotide for the treatment of acquired hypothalamic obesity in the third quarter of 2025;
●	Disclose preliminary results from our setmelanotide Phase 2 trial in Prader-Willi syndrome in the second half of 2025;
●	Complete enrollment in the Phase 1, Part C trial evaluating the weekly, MC4R agonist RM-718 in patients with acquired hypothalamic obesity in the first quarter of 2026;
●	Announce topline data in the 12-patient Japanese cohort of the setmelanotide Phase 3 trial in acquired hypothalamic obesity in the first quarter of 2026;
●	Announce topline data in the Phase 3 EMANATE trial evaluating setmelanotide in genetically caused MC4R pathway diseases in the first quarter of 2026;
●	Complete enrollment in the setmelanotide Phase 3 trial substudy in congenital hypothalamic obesity in the first half of 2026; and

●	Pending alignment with U.S and European regulatory agencies, initiate a pivotal Phase 3 trial evaluating bivamelagon in acquired hypothalamic obesity in 2026.

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

To date, we have not generated sufficient cash flow from product sales and have financed our operations primarily through the proceeds received from our sales of common and preferred stock, royalty interest financing, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of Convertible Preferred Stock.  Since our initial public offering, or IPO, on October 10, 2017, through our underwritten follow-on offerings and through our ATM program through June 30, 2025, we have raised aggregate net proceeds of approximately $864.8 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. Additionally, on July 9, 2025, we entered into an underwriting agreement with Morgan Stanley & Co. LLC and BofA Securities, Inc., as the representatives of the several underwriters, in connection with a follow-on offering, issuance and sale by the Company of 2,058,824 shares of the Company’s common stock, at $0.001 par value per share. The offering price of the shares of Common Stock to the public was $85.00 per share. In addition, the Company granted the Underwriters a 30-day option to purchase up to 308,823 additional shares of Common Stock, at the public offering price per share, less underwriting discounts and commissions. On July 10, 2025, the Underwriters exercised the Option in full. The Offering closed on July 11, 2025, for net proceeds of $189.2 million, net of certain costs including underwriting discounts and commissions, but excluding certain other offering expenses payable by the Company, for total share issuance of 2,367,647 (as disclosed in Note 16, Subsequent events).

We also received $100.0 million from the sale of our Rare Pediatric Disease Priority Review Voucher (“PRV”), to Alexion Pharmaceuticals, Inc. in February 2021.  In June 2022, we entered into the Revenue Interest Financing Agreement (“RIFA”), with entities managed by HealthCare Royalty Partners, collectively referred to as the Investors, and through June 30, 2025 have received cumulative proceeds of $96.7 million, net of certain transaction costs. On April 1, 2024, we entered into an Investment Agreement with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock”, or the Convertible Preferred Stock, for an aggregate purchase price of $150.0 million, or $1,000 per share (as disclosed in Note 9, Series A Preferred Stock).  We received $147.8 million in net proceeds under the Investment Agreement.

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

As of June 30, 2025 we had an accumulated deficit of $1.3 billion. Our net loss was $46.6 million and $32.3 million for the three months ended June 30, 2025 and June 30, 2024. Our net loss was $96.1 million and $173.6 million for the six months ended June 30, 2025 and June 30, 2024. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:

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

As of June 30, 2025, our existing cash and cash equivalents and short-term investments were approximately $291.0 million. We expect that our cash and cash equivalents and short-term investments as of June 30, 2025, combined with the net proceeds from our July 2025 offering, will be sufficient to fund our planned operations for at least 24 months.

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

To date, we have generated approximately $313.8 million in product revenue. Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021.  We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in the EU in March 2022 under a paid early access program.  IMCIVREE was approved by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively.  In 2024, IMCIVREE was approved by the FDA to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to BBS or POMC, PCSK1, or LEPR deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). Also in 2024, the EC and MHRA authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. We expect our sales of IMCIVREE will continue to grow as we identify and treat more patients with this disease and obtain reimbursement throughout the international markets in which we operate, however, we cannot estimate or predict with certainty the rates at which sales in any of our markets will grow and whether such sales will grow at a higher or lower pace as compared to sales in the United States.

License revenue

For the six months ended June 30, 2025, we recognized a reduction of previously-recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 12, Significant Agreements, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following table summarizes our current research and development expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Research and development summary	2025	2024	2025	2024
Research and development expense	$42,308	$30,194	$79,281	$158,858

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selling, general and administrative summary	2025	2024	2025	2024
Selling, general and administrative expense	$45,947	$36,415	$85,034	$70,797

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Change
	2025	2024	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$48,502	$29,078	$19,424	67%
Costs and expenses:
Cost of sales	5,543	2,947	2,596	88%
Research and development	42,308	30,194	12,114	40%
Selling, general, and administrative	45,947	36,415	9,532	26%
Total costs and expenses	93,798	69,556	24,242	35%
Loss from operations	(45,296)	(40,478)	(4,818)	12%
Other income (expense), net	(999)	8,696	(9,695)	(111)%
Loss before income taxes	(46,295)	(31,782)	(14,513)	46%
Provision for income taxes	337	479	(142)	(30)%
Net loss	$(46,632)	$(32,261)	$(14,371)	45%

Product revenue, net.  Product revenue, net increased by $19.4 million to $48.5 million for the three months ended June 30, 2025 from $29.1 million for the three months ending June 30, 2024, an increase of 67%. We expect our sales of IMCIVREE to continue to increase.  We have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 20 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. For the three months ended June 30, 2025, and 2024, a substantial amount of our product revenue, or 66% and 74%, respectively, was generated from sales of our product to patients in the United States.

Cost of sales. Cost of sales increased by $2.6 million to $5.5 million for the three months ending June 30, 2025, from $2.9 million for the three months ending June 30, 2024, an increase of 88%, which was driven by a corresponding increase in revenue in the three months ending June 30, 2025.  Cost of sales is composed of royalty expense due to Ipsen Pharma S.A.S., or Ipsen, on our net product revenue; amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the United States and European Union, the cost of product, as well as costs associated with our patient assistance programs.  Specifically, the $2.6 million increase in cost of sales in the three months ended June 30, 2025, from the same period in 2024, was due to $0.9 million of additional royalties due to our growth in sales and $1.6 million attributed to increased product costs associated with higher sales volume.  We expect cost of sales as a percentage of revenue to continue to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense increased by $12.1 million to $42.3 million for the three months ending June 30, 2025, from $30.2 million for the three months ending June 30, 2024, an increase of 40%. The net increase was primarily due to the following:

●	an increase of $5.0 million associated with chemistry, manufacturing, and controls (CMC) costs for drug formulation to support our ongoing Phase 1 clinical trial of RM-718 and the Phase 2 bivamelagon trial acquired from LGC,
●	an increase of $3.1 million associated with higher clinical trial expenses, primarily related to our Phase 3 EMANATE study and Phase 2 bivamelagon trial acquired from LGC,
●	an increase of $3.5 million related to personnel costs including $2.0 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees in order to support the growth of our research and development programs, and $1.5 million of stock-based compensation, and
●	an increase of $0.5 million in professional services to support our growing research and development programs.

Selling, general and administrative expense. Selling, general and administrative expense increased by $9.5 million to $45.9 million for the three months ended June 30, 2025, from $36.4 million for the three months ended June 30, 2024, an increase of 26%. The increase was primarily due to the following:

●	an increase of $6.9 million related to personnel costs including $4.0 million of stock-based compensation, and $2.9 million with additional headcount to support our expanding business operations as well as to establish commercial operations in international regions,
●	an increase of $1.4 million related to increased marketing and promotion costs to support continued revenue growth, and
●	an increase of $1.1 million in professional services, including legal and consulting expenses, to support our ongoing growth.

Other income (expense), net.  Other income (expense), net decreased by ($9.7) million to ($1.0) million for the three months ended June 30, 2025 from $8.7 million of other income for the three months ended June 30, 2024.  The decrease was primarily due to the following:

●	a one-time gain of $8.9 million was recognized for the settlement of the forward contract recorded with the issuance of our Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) during the three months ended June 30, 2024; which did not recur in 2025,
●	a decrease in interest income of $0.9 million earned on our short-term investments, based on higher investment balances from the proceeds of $150.0 million from the Convertible Preferred Stock issuance during the three months ending June 30, 2024, and
●	recognition of $1.2 million of non-cash interest expense in the three months ended June 30, 2025, associated with accretion of the deferred royalty obligation as well as the liability payable to LGC that was paid in July 2025.

The above decreases were partially offset by:

●	an increase in other income of $1.3 million driven by a gain on unrealized foreign exchange as well as a gain on the fair value of the embedded derivative.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Change
	2025	2024	$	%
	(in thousands)
Statement of Operations Data:
Product revenue, net	$86,220	$55,045	$31,175	57%
License revenue	(5,014)	—	(5,014)	(100)%
Total revenues	81,206	55,045	26,161	48%
Costs and expenses:
Cost of sales	9,191	5,753	3,438	60%
Research and development	79,281	158,858	(79,577)	(50)%
Selling, general, and administrative	85,034	70,797	14,237	20%
Total costs and expenses	173,506	235,408	(61,902)	(26)%
Loss from operations	(92,300)	(180,363)	88,063	(49)%
Other income (expense), net	(3,413)	7,509	(10,922)	(145)%
Loss before income taxes	(95,713)	(172,854)	77,141	(45)%
Provision for income taxes	417	779	(362)	(46)%
Net loss	$(96,130)	$(173,633)	$77,503	(45)%

Product revenue, net.  Product revenue, net increased by $31.2 million to $86.2 million for the six months ending June 30, 2025, from $55.0 million for the six months ending June 30, 2024, an increase of 57%. We expect our sales of IMCIVREE to continue to increase.  We have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 20 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. For the six months ended June 30, 2025, and 2024, a substantial amount of our product revenue, or 65% and 75%, respectively, was generated from sales of our product to patients in the United States.

License revenue.  For the six months ended June 30, 2025, we recognized a reduction of previously-recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 12, Significant Agreements, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cost of sales. Cost of sales increased by $3.4 million to $9.2 million for the six months ended June 30, 2025 from $5.8 million for the six months ended June 30, 2024, an increase of 60%, which was driven by a corresponding increase in revenue in the six months ended June 30, 2025.  Cost of sales is composed of royalty expense due to Ipsen on our net product revenue; amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the United States and European Union, the cost of product, as well as costs associated with our patient assistance programs.  Specifically, the $3.4 million increase in cost of sales in the six months ended June 30, 2025, from the same period in 2024 was due to $1.6 million of additional royalties due to our growth in sales and $1.8 million attributed to increased product costs associated with higher sales volume.  We expect cost of sales as a percentage of revenue to continue to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense decreased by $79.6 million to $79.3 million for the six months ended June 30, 2025 from $158.9 million for the six months ended June 30, 2024, a decrease of 50%. The net decrease was primarily due to the following:

●	a decrease of $92.5 million related to acquired In-Process Research and Development (“IPR&D”) costs associated with the acquisition of LGC’s proprietary compound bivamelagon in the six months ended June 30, 2024, which did not recur in 2025; and

●	a net decrease of $2.2 million in our clinical trial costs due to the completion and wind down of our long-term extension trial, Phase 2 Basket trial, Phase 3 pediatrics trial, and switch trial, as well as decreased genetic sequencing costs.

The above decreases were partially offset by:

●	an increase of $7.5 million associated with chemistry, manufacturing, and controls (CMC) costs for drug formulation to support our ongoing Phase 1 clinical trial of RM-718 and the Phase 2 bivamelagon trial acquired from LGC,
●	an increase of $6.6 million related to personnel costs, including $3.4 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees in order to support the growth of our research and development programs, and $3.2 million of stock-based compensation, and
●	an increase of $0.7 million in professional services related to research and development expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by $14.2 million to $85.0 million for the six months ended June 30, 2025 from $70.8 million for the six months ended June 30, 2024, an increase of 20%. The increase was primarily due to the following:

●	an increase of $13.0 million related to personnel costs including $7.4 million of stock-based compensation, as well as $5.5 million of additional headcount to support our expanding business operations as well as to establish commercial operations in international regions,
●	an increase of $2.6 million related to increased marketing and promotion costs to support continued revenue growth, and
●	an increase in patents and regulatory expense of $0.5 million to support our ongoing growth.

The above increases were partially offset by:

●	a decrease in CMC and other related costs of $1.7 million.

Other income (expense), net.  Other income (expense), net decreased by ($10.9) million to ($3.4) million for the six months ended June 30, 2025 from $7.5 million of other income for the six months ended June 30, 2024.  The decrease was primarily due to the following:

●	a one-time gain of $8.9 million that was recognized for the settlement of the forward contract recorded with the issuance of Convertible Preferred Stock during the three months ended June 30, 2024; which did not recur in 2025, and
●	the recognition of $1.9 million of non-cash interest expense in the three months ended June 30, 2025, primarily associated with an increase in the accretion of the deferred royalty obligation as well as the non-current liability payable to LGC that was paid in July 2025.

Liquidity and Capital Resources

As of June 30, 2025, our cash and cash equivalents and short-term investments were approximately $291.0 million. On July 11, 2025, we closed a public offering of 2,367,647 of common stock at a public offering price of $85 per share, resulting in net proceeds of approximately $189.2 million, after deducting underwriting discounts and commissions, excluding certain offering expenses payable by us.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(63,664)	$(69,819)
Investing activities	78,847	21,488
Financing activities	31,610	150,422
Effect of exchange rates on cash	(281)	(372)
Net increase (decrease) in cash, cash equivalents and restricted cash	$46,512	101,719

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of operating assets and liabilities.

Net cash used in operating activities was $63.7 million for the six months ended June 30, 2025 and consisted primarily of a net loss of $96.1 million adjusted for non-cash items of $35.9 million, which consisted of stock-based compensation, non-cash interest expense, non-cash accretion and amortization of short-term investments, depreciation and amortization, rent expense, the change in the fair value of our embedded derivative asset, and the change in unrealized gain on foreign currency. The change in operating assets and liabilities used net cash of approximately $3.4 million and was primarily driven by net increases in prepaids and other current assets of $10.0 million, the change in accounts receivable of $7.1 million, and the change in deferred revenue of $1.3 million. These net uses of cash were offset by an increase in accounts payable, accrued expenses and other liabilities of $9.6 million, and net decreases in other long-term assets of $5.5 million.

Net cash used in operating activities was $69.8 million for the six months ended June 30, 2024 and consisted primarily of a net loss of $173.6 million adjusted for non-cash items of $108.1 million, which consisted of non-cash stock-based compensation, depreciation and amortization, rent expense and the change in the fair value of our embedded derivative liability, totaling $18.3 million. Our net loss adjusted for non-cash items also includes $92.4 million of acquired IPR&D assets, which are classified as investing activities, as well as an $8.9 million gain on the settlement of a forward contract. The change in operating assets and liabilities used net cash of approximately $4.3 million, primarily driven by net increases in accounts receivable and inventory of $6.1 million, net decreases in accounts payable and accrued expenses of $0.8 million, offset by net decreases in long-term assets of $2.2 million and net decreases in prepaid expenses of $0.3 million.

Net cash provided by investing activities

Net cash provided by investing activities was $78.8 million for the six months ended June 30, 2025 and relates to gross maturities of short-term investments of $139.3 million, offset by purchases of short-term investments for $60.5 million.

Net cash provided by investing activities was $21.5 million for the six months ended June 30, 2024 and relates to gross maturities of short-term investments of $127.8 million, offset by purchases of short term investments for $66.3 million and cash used for the purchase of LGC’s proprietary compound LB54640 for $40.0 million in January 2024.

Net cash provided by financing activities

Net cash provided by financing activities was $31.6 million for the six months ended June 30, 2025, and consisted of net proceeds of $34.0 million from our ATM equity offering, as well as proceeds of $6.5 million from the exercise of stock options and the issuance of common stock from our Employee Stock Purchase Plan. These proceeds were offset by $8.9 million of repayments of our deferred royalty obligation.

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

We expect that our cash and cash equivalents and short-term investments as of June 30, 2025, combined with the net proceeds from our July 2025 offering, will be sufficient to fund our planned operations for at least 24 months. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

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

Further, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines and fluctuations in consumer confidence and economic growth, increases in unemployment rates, the imposition of tariffs and other trade barriers, uncertainty about economic stability, and rising political uncertainty.  Any of these factors could impact our liquidity and future funding requirements, including but not limited to our ability to raise additional capital when needed on acceptable terms, if at all. The duration of this economic slowdown is uncertain and the impact on our business is difficult to predict. See “Risk Factors— Unfavorable global political or economic conditions could adversely affect our business, financial condition or results of operations.”

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

Contractual obligations

As of June 30, 2025, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2025, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the “Quarterly Report”), including our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Financial Position and Need for Capital

We are a commercial stage biopharmaceutical company with a limited operating history and have not generated significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

We are a global, commercial stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases.  Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide.  To date we have generated approximately $313.8 million of revenue from product sales.  In the United States, IMCIVREE is approved to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to Bardet-Biedl syndrome (BBS) or pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS).  The European Commission (EC) and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or VUS.  In total, to date we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 20 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

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

Our net losses were $46.6 million, $96.1 million, $32.3 million, and $173.6 million for the three and six months ending June 30, 2025 and 2024, respectively.  As of June 30, 2025, we had an accumulated deficit of $1.3 billion. Substantially all our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide, with clinical trials of our product candidates (RM-718), which is designed to be a more selective MC4R agonist with weekly administration (now in Phase 1 trials), and bivamelagon, an investigational oral small molecule, which is also designed to be a more selective MC4R agonist, (recently completed a Phase 2 clinical trial), and with the development of any other product candidates we may choose to pursue, including a product candidate for CHI, yet to be identified. We also expect to devote substantial financial resources to the research and development and potential commercialization of a product candidate for CHI.

In addition, since we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 20 countries outside of the United States, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. Nevertheless, setmelanotide may not be a commercially successful drug. We have and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. As of June 30, 2025, we have generated approximately $313.8 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017, our underwritten follow-on offerings and through our ATM Program through June 30, 2025, we raised aggregate net proceeds of approximately $864.8 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. We received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into a Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners for a total investment amount of up to $100.0 million, conditioned upon our achievement of certain clinical development and sales milestones. As of June 30, 2025, we have received $96.7 million of aggregate proceeds, net of debt issuance costs, under the RIFA. We also received $147.8 million in net proceeds under the Investment Agreement, with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock”, or the Convertible Preferred Stock, for an aggregate purchase price of $150.0 million, or $1,000 per share. As of June 30, 2025, our cash and cash equivalents and short-term investments were approximately $291.0 million. On July 11, 2025, we closed an upsized public offering of 2,367,647 of common stock at a public offering price of $85 per share, resulting in net proceeds of approximately $189.2 million, after deducting underwriting discounts and commissions, excluding certain estimated offering expenses payable by us. We expect that our cash and cash equivalents and short-term investments as of June 30, 2025, combined with the net proceeds from our July 2025 offering, will be sufficient to fund our planned operations for at least 24 months.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the RIFA Investors a tiered royalty on our annual net revenues (the “Revenue Interest”), including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the RIFA Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027 or 120% of the amount funded by the RIFA Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the RIFA Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. As of June 30, 2025 we have made $29.4 million of payments, including $4.3 million in the three months ended June 30, 2025.

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

In January 2024, we entered into a license agreement and share issuance agreement with LGC. Pursuant to the terms of the license agreement, we obtained exclusive worldwide rights to develop LGC’s proprietary compound bivamelagon. We agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from our MC4R portfolio, including bivamelagon, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon in a region if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon for the limited remainder of the royalty term in the relevant region.  The license agreement will continue until the expiration of the obligation to pay royalties in all countries or regions, unless terminated earlier. We or LGC can terminate the license agreement in certain circumstances, including for the other party’s material uncured breach. If the license agreement is terminated, we would lose our rights to develop and commercialize bivamelagon, and, under some circumstances, we could be subject to certain ongoing payments, penalties and fees, all of which in turn would have a material adverse effect on our business.

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

Successful completion of our ongoing and planned clinical trials is a prerequisite to submitting an NDA or NDA supplement to the FDA, a marketing authorization application (“MAA”) to the EMA, and other applications for marketing authorization to equivalent competent authorities in foreign jurisdictions, and consequently, successful completion of such trials, at a minimum, will be required for regulatory approvals and the commercial marketing of setmelanotide for additional indications as well as RM-718 and bivamelagon.

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

Furthermore, on April 11, 2025, the UK adopted an amendment to the UK clinical trials regulations intended support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, whilst protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the (EU) CTR. The amendment will become applicable on April 10, 2026 following a one-year transition period, and the MHRA will publish guidance intended to provide support during the transition period and once the amendment becomes applicable.

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

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for a revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. Furthermore, on April 11, 2025, the UK adopted an amendment to the UK clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, while protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the (EU) CTR. The amendment will become applicable on April 10, 2026, following a one-year transition period, and the MHRA will publish guidance intended to provide support during the transition period and once the amendment becomes applicable. The revisions, may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

In the United States and some foreign jurisdictions there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, restrict or regulate post-approval activities with respect to IMCIVREE and affect our ability, or the ability of any future collaborators, to profitably sell our products. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States and elsewhere, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative and regulatory initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any future collaborators, may receive for IMCIVREE or any product candidates approved for sale.  New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s business, results of operations and financial condition.

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

Since its enactment, certain provisions of the ACA have been subject to judicial, executive, and legislative challenges and may be subject to additional challenges in the future.  In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which was fully implemented in 2019. The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program.  Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of IMCIVREE or any other product candidate that we commercialize.

The current presidential administration has issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called most favored nation pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries.  While it is unclear whether and how the proposals will be implemented, the policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for IMCIVREE or the frequency with which IMCIVREE is prescribed or used.

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

The results of the United Kingdom’s departure from the EU, and the resulting impact of differing regulations, may have a negative effect on our business.

Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the UK has not been directly subject to EU law with respect to medicinal products and has operated under a separate regulatory regime to the EU. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in Great Britain; broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Agreement” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labeling and serialization requirements, in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products. There could be additional uncertainty and risk around what these changes mean to our business. With the exception of the adopted amendment to the UK clinical trials regulations on April 11, 2025, it is currently unclear to what extent the UK Government will seek to align its regulations with the EU with respect to medicinal products. EU law, which has been transposed into UK law through secondary legislation, still remains applicable in Great Britain, however, new EU legislation such as the CTR is not applicable in Great Britain post-Brexit. While the UK has indicated a general intention that new laws regarding the manufacture and commercialization of medicinal products in the UK will align closely with EU law, there remain limited detailed proposals for the future regulation of medicinal products.

While the EU-UK Trade and Cooperation Agreement (TCA) includes the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK. Similarly, clinical trial submissions in the UK will not be able to be bundled with those of EU member states within the EMA Clinical Trial Information System (CTIS). Any divergent requirements may increase the cost and complexity of running our business, including with respect to the conduct of clinical trials.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, the withdrawal could continue to impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK. The UK is no longer covered by the EU’s procedures for the grant of MA. A separate MA is required to market medicinal products in the UK. Such changes could increase our costs and otherwise adversely affect our business. Any delay in obtaining, or an inability to obtain regulatory approvals, as a result of Brexit or otherwise, may prevent us from commercializing our product candidates in the UK and restrict our ability to generate revenue and achieve or sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 5.2% of our outstanding voting stock as of June 30, 2025.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of June 30, 2025, we had 63,913,185 shares of common stock outstanding. In addition, on July 10, 2024, we filed with the SEC a prospectus supplement to the prospectus included in the Company’s registration statement on Form S-3ASR filed with the SEC on March 2, 2023, covering the resale from time to time by the holders of the Convertible Preferred Stock of up to an aggregate of 3,124,995 shares of common stock, to satisfy registration rights that the Company granted to such holders in connection with the issuance of the Convertible Preferred Stock. To the extent the holders of the Convertible Preferred Stock convert their shares to common stock and sell such shares, the price of our common stock could be significantly impacted.

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

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Rhythm Pharmaceuticals, Inc. dated October 10, 2017, and the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rhythm Pharmaceuticals, Inc. dated June 25, 2025.	8-K	06/26/2025	3.1
3.2	Amended and Restated Bylaws.	8-K	12/18/2023	3.1
3.3	Certificate of Designations	8-K	04/16/2024	3.1
3.4	Amended and Restated Certificate of Designations	10-Q	05/07/2024	3.4
10.1*	Non-Employee Director Compensation Program
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: August 5, 2025	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2025	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)