Form 10-Q
period 2025-09-30
RHYTHM PHARMACEUTICALS, INC.
filed 2025-11-04
CIK 1649904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2025 was 66,736,056.

RHYTHM PHARMACEUTICALS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$52,078	$89,137
Short-term investments	363,974	231,428
Accounts receivable, net	33,034	18,512
Inventory	22,107	18,741
Prepaid expenses and other current assets	23,609	16,382
Total current assets	494,802	374,200
Property and equipment, net	237	632
Right-of-use asset	3,158	3,477
Intangible assets, net	5,533	6,174
Restricted cash	671	464
Other long-term assets	2,473	7,326
Total assets	$506,874	$392,273
Liabilities, Convertible Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable	$13,631	$12,328
Accrued expenses and other current liabilities	84,456	62,658
Other current liability - LG Chem	—	37,704
Lease liability	624	—
Deferred revenue	—	1,286
Deferred royalty obligation, current	5,556	1,541
Total current liabilities	104,267	115,517
Long-term liabilities:
Deferred royalty obligation	103,409	108,269
Lease liability, non-current	3,515	3,938
Total liabilities	211,191	227,724
Commitments and contingencies (Note 14)
Series A convertible preferred stock, $0.001 par value: 150,000 shares authorized; 150,000 and 150,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively. Liquidation preference of $150,000 as of September 30, 2025.	146,866	142,820
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 66,684,077 and 62,390,654 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	67	61
Additional paid-in capital	1,454,048	1,177,045
Accumulated other comprehensive (loss)	(926)	(39)
Accumulated deficit	(1,304,372)	(1,155,338)
Total stockholders’ equity	148,817	21,729
Total liabilities, convertible preferred stock and stockholders’ equity	$506,874	$392,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$51,298	$33,251	$137,518	$88,296
License revenue	—	—	(5,014)	—
Total revenues	51,298	33,251	132,504	88,296
Costs and expenses:
Cost of sales	5,499	3,828	14,690	9,581
Research and development	46,027	37,931	125,307	196,789
Selling, general, and administrative	52,425	35,377	137,460	106,174
Total costs and expenses	103,951	77,136	277,457	312,544
Loss from operations	(52,653)	(43,885)	(144,953)	(224,248)
Other income (expense):
Other income (expense), net	274	1,088	1,207	2,434
Gain on settlement of forward contract	—	—	—	8,900
Interest expense	(4,742)	(5,242)	(15,968)	(15,156)
Interest income	4,328	4,054	11,208	11,196
Total other income (expense), net	(140)	(100)	(3,553)	7,374
Loss before income taxes	(52,793)	(43,985)	(148,506)	(216,874)
Provision (benefit) for income taxes	111	(344)	528	436
Net loss	$(52,904)	$(43,641)	$(149,034)	$(217,310)
Accrued dividends on convertible preferred stock	(1,375)	(1,329)	(4,046)	(2,631)
Net loss attributable to common stockholders	$(54,279)	$(44,970)	$(153,080)	$(219,941)
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.73)	$(2.38)	$(3.62)

Weighted-average common shares outstanding, basic and diluted	66,261,055	61,219,918	64,346,588	60,793,329

Other comprehensive loss:
Net loss attributable to common stockholders	$(54,279)	$(44,970)	$(153,080)	$(219,941)
Foreign currency translation adjustment	834	(602)	(1,272)	(975)
Unrealized gain (loss), net on marketable securities	488	615	385	237
Comprehensive loss	$(52,957)	$(44,957)	$(153,967)	$(220,679)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock & Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

						Accumulated
	Series A Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	150,000	$142,820	62,390,654	$61	$1,177,045	$(39)	$(1,155,338)	$21,729
Stock compensation expense	—	—	—	—	12,862	—	—	12,862
Issuance of common stock in connection with ESPP	—	—	21,875	—	854	—	—	854
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	494,853	1	2,225	—	—	2,226
Issuance of common stock upon completion of ATM equity offering, net of $0.7 million of offering costs	—	—	587,510	—	32,108	—	—	32,108
Accretion of preferred stock dividends	—	1,322	—	—	(1,322)	—	—	(1,322)
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Net unrealized loss on marketable securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(49,498)	(49,498)
Balance at March 31, 2025	150,000	$144,142	63,494,892	$62	$1,223,772	$(51)	$(1,204,836)	$18,947
Stock compensation expense	—	—	—	—	15,880	—	—	15,880
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	418,293	2	3,441	—	—	3,443
Accretion of preferred stock dividends	—	1,349	—	—	(1,349)	—	—	(1,349)
Foreign currency translation adjustment	—	—	—	—	—	(2,104)	—	(2,104)
Net unrealized loss on marketable securities	—	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	—	—	(46,632)	(46,632)
Balance at June 30, 2025	150,000	$145,491	63,913,185	$64	$1,241,744	$(2,248)	$(1,251,468)	$(11,908)
Stock compensation expense	—	—	—	—	18,810	—	—	18,810
Issuance of common stock in connection with ESPP	—	—	15,639	—	729	—	—	729
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	387,606	1	5,485	—	—	5,486
Issuance of common stock upon completion of public offering, net of $12.6 million of offering costs	—	—	2,367,647	2	188,655	—	—	188,657
Accretion of preferred stock dividends	—	1,375	—	—	(1,375)	—	—	(1,375)
Foreign currency translation adjustment	—	—	—	—	—	834	—	834
Net unrealized loss on marketable securities	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	(52,904)	(52,904)
Balance at September 30, 2025	150,000	$146,866	66,684,077	$67	$1,454,048	$(926)	$(1,304,372)	$148,817

Balance at December 31, 2023	—	—	59,426,559	$59	$1,064,302	$134	$(894,736)	$169,759
Stock-based compensation expense	—	—	—	—	7,767	—	—	7,767
Issuance of common stock in connection with ESPP	—	—	28,495	—	673	—	—	673
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	1,077,271	1	6,352	—	—	6,353
Issuance of common stock as consideration for LGC license	—	—	432,143	—	18,716	—	—	18,716
Foreign currency translation adjustment	—	—	—	—	—	(71)	—	(71)
Unrealized loss on marketable securities	—	—	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	—	—	(141,372)	(141,372)
Balance at March 31, 2024	—	$—	60,964,468	$60	$1,097,810	$(181)	$(1,036,108)	$61,581
Issuance of Series A Preferred Stock, net of $2,250 of issuance costs	150,000	138,850	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,358	—	—	10,358
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	131,481	—	1,403	—	—	1,403
Accretion of preferred stock dividends	—	1,302	—	—	(1,302)	—	—	(1,302)
Foreign currency translation adjustment	—	—	—	—	—	(302)	—	(302)
Unrealized loss on marketable securities	—	—	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	—	—	(32,261)	(32,261)
Balance at June 30, 2024	150,000	$140,152	61,095,949	$60	$1,108,269	$(617)	$(1,068,369)	$39,343
Stock-based compensation expense			—	—	11,001	—	—	11,001
Issuance of common stock in connection with ESPP	—	—	16,059	—	597	—	—	597
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	324,243	1	5,230	—	—	5,231
Accretion of preferred stock dividends	—	1,329	—	—	(1,329)	—	—	(1,329)
Foreign currency translation adjustment	—	—	—	—	—	(602)	—	(602)
Unrealized gain on marketable securities	—	—	—	—	—	615	—	615
Net loss	—	—	—	—	—	—	(43,641)	(43,641)
Balance at September 30, 2024	150,000	$141,481	61,436,251	$61	$1,123,768	$(604)	$(1,112,010)	$11,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2025	2024
Operating activities
Net loss	$(149,034)	$(217,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	47,552	29,126
Depreciation and amortization	1,066	1,180
Non-cash interest expense	15,968	15,156
Non-cash accretion & amortization of short-term investments	(4,661)	(6,027)
Non-cash rent expense	319	289
Change in fair value of embedded derivative liability	(780)	(1,300)
Gain on settlement of forward contract	—	(8,900)
Acquired IPR&D assets classified as investing activities	—	92,385
Foreign currency (gain) loss	(439)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,745)	(4,439)
Inventory	(2,547)	(5,271)
Prepaid expenses and other current assets	(3,620)	181
Deferred revenue	(1,286)	—
Other long-term assets, net	284	3,157
Accounts payable, accrued expenses and other liabilities	20,637	6,739
Net cash used in operating activities	(90,286)	(95,034)
Investing activities
Purchases of short-term investments	(328,322)	(201,935)
Maturities of short-term investments	200,822	173,105
Acquisition of IPR&D assets	(40,000)	(40,500)
Net cash (used in) provided by investing activities	(167,500)	(69,330)
Financing activities
Repayment of deferred royalty obligation	(14,517)	(9,092)
Proceeds from issuance of common stock upon completion of public offering, net of offering costs	188,655	—
Proceeds from the exercise of stock options	11,155	12,986
Proceeds from issuance of common stock from ESPP	1,583	1,270
Proceeds from Series A Preferred Stock, net of issuance costs	—	138,850
Gain on settlement of forward contract	—	8,900
Proceeds from ATM equity offering	34,035	—
Net cash provided by financing activities	220,911	152,914
Effect of exchange rates on cash	23	(975)
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,852)	(12,426)
Cash, cash equivalents and restricted cash at beginning of period	89,601	60,409
Cash, cash equivalents and restricted cash at end of period	$52,749	$47,983
Supplemental disclosure of non-cash investing and financing activities:
Non-current liability issued in exchange for the acquisition of IPR&D	$—	$33,669
Issuance of common stock in exchange for IPR&D	$—	$18,716
Accretion of preferred stock dividends	$4,046	$2,631

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

Liquidity

The Company has incurred operating losses and experienced negative cash flows from operations since inception. As of September 30, 2025, the Company had an accumulated deficit of $1.3 billion.  The Company has funded these losses primarily from the proceeds from the sales of common and preferred stock, product revenue, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. While the Company is generating product revenue, management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

As of September 30, 2025, the Company had $416.1 million of cash and cash equivalents and short-term investments on hand.  In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out license arrangements, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financing will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company’s operations through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q with the SEC.

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

The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2025, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the three months ended September 30, 2025, and 2024, approximately 74% and 68% of all the Company’s revenue was generated from a single customer in the United States. For the nine months ended September 30, 2025, and 2024, approximately 69% and 73% of all the Company’s revenue was generated from a single customer in the United States. As of September 30, 2025, and December 31, 2024, approximately 55% and 67%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.

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

Short-Term Investments

Short-term investments consist of investments with maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason for the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of September 30, 2025 and December 31, 2024, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.

Accounts Receivable, net

Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers.  As of September 30, 2025 and December 31, 2024, the Company determined an allowance for credit losses was not required based upon our review of contractual payments and our customers’ circumstances.

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

Deferred Royalty Obligation

The Company treats the debt obligation to HealthCare Royalty Management, LLC as discussed further in Note 13, Long-Term Obligations, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. The Company recognizes interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, the Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent the Company’s estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs require the Company to make estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell.  No events or changes in circumstances existed to require an impairment assessment during the three and nine months ended September 30, 2025 and 2024, respectively.

Acquired IPR&D and Milestone Expenses

In an asset acquisition, payments incurred prior to regulatory approval to acquire rights to in-process research and development (“IPR&D”) projects are expensed as acquired IPR&D and recorded as a component of research and development expense in the condensed consolidated statements of operations and comprehensive net loss unless the project has an alternative future use. These costs include upfront and development milestone payments related to licensing arrangements, or other asset acquisitions that provide rights to develop, manufacture and/or sell pharmaceutical products. Where contingent development milestone payments are due to third parties, prior to regulatory approval, the payment obligations are expensed when the achievement of the underlying milestone becomes probable. Regulatory and commercial milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the remaining useful life of the related product.

Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity.  Net foreign currency exchange transaction gains (losses), which are included in other (expense) income, net on our consolidated statements of operations, were immaterial for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company’s cash equivalents and marketable securities and derivative asset as of September 30, 2025 and December 31, 2024 were carried at fair value, determined according to the fair value hierarchy.  See Note 6, Fair Value of Financial Assets and Liabilities, for further discussion.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities as of September 30, 2025 and December 31, 2024, respectively.

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

The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	6,591,676	6,783,859	6,591,676	6,783,859
Restricted stock units	2,793,310	1,811,504	2,793,310	1,811,504
Performance stock units	294,644	249,322	294,644	249,322
Common stock issuable upon the conversion of Series A convertible preferred stock	3,124,995	3,125,000	3,124,995	3,125,000
Potential common shares	12,804,625	11,969,685	12,804,625	11,969,685

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

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires additional information about specific expenses in certain notes to the consolidated financial statements. The new guidance will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the impact of ASU 2024-03 will be limited to certain notes to the consolidated financial statements; the company is currently evaluating the impact of this guidance.

3. Asset Acquisitions

LG Chem, Ltd.

On January 4, 2024, the Company entered into a license agreement and share issuance agreement with LG Chem, Ltd. (“LGC”).  Under the terms of the license agreement, the Company obtained worldwide rights to LGC’s proprietary compound bivamelagon.

The total purchase consideration of $92.4 million was composed of $40.0 million of cash paid at closing and issued shares of the Company’s common stock with an aggregate value of $20.0 million. The shares were issued at a per share price equal to the ten-day volume weighted average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024.  As of January 4, 2024, the fair value of common stock issued was $18.7 million.  The total purchase consideration also included an additional $40.0 million license fee payable in 18 months, which had a present value at closing of $33.7 million, and $0.8 million of transaction costs which are recorded as selling, general and administrative expenses. On July 1, 2025, the Company made this additional payment of $40.0 million to LGC.

In addition, under the terms of the license agreement, we agreed to pay LGC up to $205 million in cash upon achieving various regulatory and sales milestones based on net sales of bivamelagon. In addition, and subject to the completion of Phase 2 development of bivamelagon, the Company has agreed to pay LGC royalties of between low- to mid single digit percent of net revenues from its MC4R portfolio, including bivamelagon, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double-digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon in a region if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon for the limited remainder of the royalty term in the relevant region.

The assets acquired were -IPR&D assets.  However, since the IPR&D assets were determined to have no alternative future use, the Company recognized the $92.4 million of purchase consideration as research and development expense in the three months ended March 31, 2024.

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

4. Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw Materials	$7,179	$6,776
WIP	387	1,250
Finished Goods	14,541	10,715
Total Inventory	$22,107	$18,741

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Research and development costs	$19,755	$17,871
Professional fees	6,204	4,280
Payroll related	20,560	18,216
Royalties	2,566	2,091
Sales allowances	31,974	15,850
Other	3,397	4,350
Accrued expenses and other current liabilities	$84,456	$62,658

6. Fair Value of Financial Assets and Liabilities

As of September 30, 2025 and December 31, 2024, the carrying amount of cash and cash equivalents and short-term investments was $416.1 million and $320.6 million respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of
	September 30, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial Paper	$—	$5,987	$—	$5,987
Money market funds	30,012	—	—	30,012
Marketable securities:
US treasury securities	77,850	—	—	77,850
Corporate debt securities and commercial paper	—	286,126	—	286,126
Derivative asset	—	—	1,050	1,050
Total	$107,862	$292,113	$1,050	$401,025

	Fair Value Measurements as of
	December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial Paper	$—	$2,984	$—	$2,984
Money market funds	71,334	—	—	71,334
Marketable securities:
US treasury securities	65,118	—	—	65,118
Corporate debt securities and commercial paper	—	166,310	—	166,310
Derivative asset	—	—	270	270
Total	$136,452	$169,294	$270	$306,016

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

The following tables set forth a summary of the changes in the estimated fair value of our embedded derivative liability (asset) (in thousands):

	Nine months ended
	September 30,
	2025	2024
Beginning aggregate estimated fair value of Level 3 liability (asset)	$(270)	$1,150
Change in fair value of embedded derivative	(780)	(1,300)
Fair value of forward contract - Series A Convertible Preferred Stock	—	8,900
Settlement of forward contract	—	(8,900)
Ending aggregate estimated fair value of Level 3 liability (asset)	$(1,050)	$(150)

Marketable Securities

The following tables summarize the Company's marketable securities (in thousands):

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$285,851	$290	$(16)	$286,125
U.S. Treasury Securities	77,640	213	(3)	77,850
	$363,491	$503	$(19)	$363,975

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$166,255	$147	$(92)	$166,310
U.S. Treasury Securities	65,074	79	(35)	65,118
	$231,329	$226	$(127)	$231,428

7. Intangible Assets

		As of September 30, 2025			As of December 31, 2024
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Capitalized Milestones	11	$9,000	$(3,467)	$5,533	$9,000	$(2,826)	$6,174

As of September 30, 2025, the Company’s finite-lived net intangible assets, which totaled $5.5 million, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.

As of September 30, 2025, amortization expense for the next five years and beyond is summarized as follows (in thousands):

2025 (remainder)	$214
2026	855
2027	855
2028	855
2029	855
Thereafter	1,899
Total	$5,533

Amortization expense totaled $0.2 million for each of the three months ended September 30, 2025 and 2024, respectively. Amortization expense totaled $0.6 million for each of the nine months ended September 30, 2025 and 2024, respectively. Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss.

8. Income Taxes

The Company recorded an income tax provision of approximately $0.1 million and ($0.3) million for the three months ended September 30, 2025, and 2024, respectively.  The Company recorded an income tax provision of approximately $0.5 million and $0.4 million for the nine months ended September 30, 2025, and 2024, respectively. The income tax provision is a result of taxable income from the Company’s foreign jurisdictions. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year ended December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company has evaluated the income tax effects of the OBBBA in accordance with ASC 740, Income Taxes, and has determined that the enactment of the OBBBA does not have a material impact on its current or deferred income tax expense, financial position, or results of operations for the period ended. The Company will continue to evaluate the provisions that go into effect in the future.

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

The Company classifies its Convertible Preferred Stock outside of stockholders’ equity as the redemption of such shares is outside the Company’s control. The Company did not adjust the carrying values of the Convertible Preferred Stock to redemption value as the shares are not probable of becoming redeemable as of September 30, 2025.

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

If a change of control occurs, each holder shall have the right to require the Company to repurchase all, or any whole number of shares that is less than all, of the holder’s Convertible Preferred Stock at an amount equal to 1.75 multiplied by the sum of the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus PIK Dividends) plus any unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference).  As of September 30, 2025, the Company did not adjust the carrying value of the Convertible Preferred Stock to its redemption value, since a change of control was determined to not be probable.

Dividends:

After the second anniversary, dividends on the Convertible Preferred Stock accrue quarterly, at a 6% annual rate, and if not paid out in cash before the quarter end, will become PIK Dividends and added to the liquidation preference, or original issue price plus PIK Dividends.  Since dividends do not commence until the second anniversary of the Issuance, the Convertible Preferred Stock is considered increasing rate preferred stock.  Accordingly, the Company accretes the dividends, using the effective interest method, from Issuance to the first contractual call date, April 15, 2029.  The Company accrued dividends of $4.0 million for the nine months ended September 30, 2025, as a reduction to Additional Paid-In Capital and an increase to the carrying value of Convertible Preferred Stock.  The carrying value of Convertible Preferred Stock as of September 30, 2025 is $146.9 million.

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

10. Common Stock

As of September 30, 2025, an aggregate of 18,895,825 shares of common stock were reserved for issuance under the Company’s stock plans, which include stock options, restricted stock units, and performance stock units that have been granted covering 9,679,630 shares of common stock, as well as 4,818,706 of shares available under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) and 1,240,958 shares of common stock available for future grants under the Company’s Employee Stock Purchase Plan. Additionally, this reserve includes 3,125,000 shares of common stock for issuance to satisfy the estimated 3,124,995 shares of common stock issuable upon conversion of the 150,000 shares of Convertible Preferred Stock.

On July 9, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and BofA Securities, Inc., as the representatives of the several underwriters named in the Underwriting Agreement (collectively, the “Underwriters”), in connection with a follow-on offering, issuance and sale by the Company of 2,058,824 shares of the Company’s common stock. The offering price of the shares of common stock to the public was $85.00 per share. In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 308,823 additional shares of Common Stock, at the public offering price per share, less underwriting discounts and commissions. On July 10, 2025, the Underwriters exercised the option in full. The closing of the sale of the shares pursuant to the offering, including the shares sold pursuant to the exercise in full of the option, took place on July 11, 2025, resulting in net proceeds of approximately $188.7 million, net of $12.6 million of underwriting discounts and commissions, and other offering expenses incurred by the Company, for a total share issuance of 2,367,647.

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

The exercise price of stock options granted under the Inducement Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of September 30, 2025, 543,741 stock option awards and 406,709 restricted stock unit awards have been granted under the Inducement Plan, net of forfeitures. As of September 30, 2025, 49,550 shares of common stock are available for future grant under the Inducement Plan.

11. Related-Party Transactions

Expenses paid directly to related parties for the three and nine months ended September 30, 2025 and 2024, were immaterial. Outstanding payments due to related parties as of September 30, 2025 and December 31, 2024 were also immaterial.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. We made repayments of $14.5 million in the nine months ended September 30, 2025.  As of September 30, 2025 we have made cumulative payments of $34.9 million.

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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative asset (liability) was $1.1 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the three months ended September 30, 2025 and 2024, we recognized other income (expense) of $0.4 million and ($0.5) million, respectively, due to the remeasurement of the embedded derivative asset. For the nine months ended September 30, 2025 and 2024, we recognized other income (expense) of $0.8 million and ($1.3) million, respectively, due to the remeasurement of the embedded derivative liability or asset.

The carrying value of the deferred royalty obligation as of September 30, 2025 was $109.0 million based on $100.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value is classified as $5.6 million within current liabilities and $103.4 million within long-term liabilities on the consolidated balance sheet as of September 30, 2025.  The carrying value of the deferred royalty obligation approximated fair value as of September 30, 2025 and December 31, 2024. The effective interest rate as of September 30, 2025 was 17.39%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3.3 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

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

Other

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones whose achievement may become probable in subsequent periods, or royalties on future sales of specified products.  Additionally, the Company is party to various contracts with CROs and CMOs that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. Based on the Company’s current development plans as of September 30, 2025, the Company does not deem it probable that we will make material milestone payments to third parties during the next 12 months from the filing of this Form 10-Q, in connection with our license agreements. These milestones are generally recognized in the period in which the achievement of the underlying milestones becomes probable.  When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.

15. Segment and Geographic Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently operates in two business segments, which are U.S. and international segments for the development and commercialization of therapies for patients with rare diseases. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company meets the aggregation criteria of ASC 280 and therefore has one reportable segment for the nine months ended September 30, 2025.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net product revenue - U.S.	$38,214	$23,302	$94,565	$64,382
Net product revenue - International	13,084	9,949	42,953	23,914
Total net product revenue	51,298	33,251	137,518	88,296
License revenue	-	-	(5,014)	-
Total revenue, net	51,298	33,251	132,504	88,296

Cost of sales	5,499	3,828	14,690	9,581
Global headcount expense	48,269	28,986	123,028	86,662
Preclinical, clinical and development expense	22,647	22,190	65,552	57,970
Commercial & medical affairs	18,582	13,561	48,861	40,673
Corporate, general & administrative	8,954	8,571	25,326	25,004
Other segment expenses	-	-	-	92,654
Other income (expense), net	274	1,088	1,207	11,334
Interest income (expense), net	(414)	(1,188)	(4,760)	(3,960)
Income taxes (benefit)	111	(344)	528	436
Net loss	$(52,904)	$(43,641)	$(149,034)	$(217,310)

Other segment expenses are composed of acquired IPR&D costs associated with the acquisition of LGC’s proprietary compound bivamelagon in the three months ended March 31, 2024.

Geographic Data

The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of its customers. Total product revenue, net, by geographic area was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
US	$38,214	$23,302	$94,565	$64,382
International	13,084	9,949	42,953	23,914
Total product revenue, net	$51,298	$33,251	$137,518	$88,296

As of September 30, 2025 and December 31, 2024, long-lived assets at locations outside the United States were not material.

16. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: the promise or potential of any of our products or product candidates; the marketing, commercialization, and sales of IMCIVREE (setmelanotide), the design, success, cost and timing of our product development activities and clinical trials for setmelanotide, RM-718, bivamelagon, and our other product candidates; our ability to obtain regulatory approval for setmelanotide in further indications, as well as for RM-718, bivamelagon, and our other product candidates (including PDUFA goal dates and Type II variation submissions); our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; the sufficiency of our cash, cash equivalents and short-term investments to fund our operations; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed, and the impact of termination; our marketing, commercial sales, revenue generation, and cost of revenue; expectations surrounding our manufacturing arrangements; the impact of the current or future economic conditions on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements.  These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks, uncertainties, and other important factors, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor (MC4R) agonists, including our lead asset, IMCIVREE® (setmelanotide), as precision medicines designed to treat hyperphagia and severe obesity caused by MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing therapies for a subset of individuals who have hyperphagia, a pathological, insatiable hunger and impaired satiety accompanied by persistent and abnormal food-seeking behaviors, decreased energy expenditure and severe obesity due to diseases such as acquired or congenital hypothalamic obesity (HO), Bardet-Biedl syndrome (BBS) or other diseases caused by impaired MC4R pathway signaling. The MC4R pathway is a neuroendocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), United Kingdom, Canada and other countries and regions.

IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to Bardet-Biedl syndrome (BBS) or pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). The European Commission (EC) and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency

(MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. In addition to the United States, we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

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

On April 7, 2025, we announced positive topline results from the pivotal Phase 3 TRANSCEND trial evaluating setmelanotide for the treatment of acquired hypothalamic obesity. The global trial, which we believe is the largest and longest placebo-controlled trial to evaluate a therapy for patients with acquired hypothalamic obesity, met its primary endpoint with a statistically significant and highly clinically meaningful reduction in body mass index (BMI) with setmelanotide in both adult and pediatric patients versus placebo. No new safety signals with setmelanotide were observed, in line with setmelanotide’s well-established and well-understood safety profile. We completed applications to seek regulatory approval for setmelanotide as a treatment for acquired hypothalamic obesity in the United States and Europe in the third quarter of 2025.

On August 20, 2025, we announced that the U.S. FDA accepted for filing our supplemental New Drug Application (sNDA) for setmelanotide seeking approval for the treatment of conditions associated with hypothalamic obesity. The FDA granted Priority Review of the sNDA and assigned a Prescription Drug User Fee Act (PDUFA) goal date of December 20, 2025. Additionally, the European Medicines Agency (EMA) confirmed validation or the Type II variation submissions to the Marketing Authorization Application (MAA) for setmelanotide. The application review began on August 16, 2025, by the Committee for Medicinal Products for Human Use (CHMP), which will issue an opinion to the European Commission (EC) regarding potential approval. We also anticipate reading out data from a 12-patient cohort in Japan in the first quarter of 2026 which we believe, if successful, could support registration of setmelanotide in Japan for this disease. With these planned submissions, we believe setmelanotide has the potential to become the first-ever approved therapy for patients with acquired hypothalamic obesity. We estimate there are approximately 10,000 people living with hypothalamic obesity in the U.S., 5,000 to 8,000 people living with hypothalamic obesity in Japan, and approximately 10,000 people living with hypothalamic obesity in the E.U.

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

We are advancing next-generation MC4R agonists in clinical trials. In July 2025, we announced bivamelagon achieved statistically significant and clinically meaningful BMI reductions at 14 weeks of treatment in a Phase 2 trial in patients with acquired hypothalamic obesity.  We anticipate completing enrollment in Part C of the Phase 1 trial evaluating the weekly RM-718 in patients with acquired hypothalamic obesity in the first quarter of 2026. Our Phase 3 EMANATE trial, comprising four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases is ongoing, and we completed our Phase 2 DAYBREAK trial evaluating setmelanotide in additional genetic indications in 2024.

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

Additional recent corporate and commercial updates include:

On November 4, 2025, we announced net product revenue from global sales of IMCIVREE® (setmelanotide) of $51.3 million for the third quarter of 2025, an increase of 6% percent on a sequential basis from the second quarter of 2025, primarily driven by sales of IMCIVREE for the treatment of patients with BBS. In the third quarter of 2025, revenue of $38.2 million, or 74% of product revenue, was generated in the United States, an increase of 19% on a sequential basis. Revenue of $13.1 million, or 26% of product revenue, was generated outside the United States, a sequential decrease of $3.4 million or 21%. The decrease in ex-U.S. revenue was primarily due to an agreement reached with the French Economic Committee for Health Products (CEPS) on final reimbursement pricing for IMCIVREE for BBS and POMC and LEPR deficiencies. This resulted in a change to the Company’s price estimate associated with the paid, early-access program that began in 2022, reducing product revenue by approximately $3.2 million in the third quarter of 2025, of which approximately $1.7 million related to periods prior to 2025. Ex-U.S. revenue also was affected modestly by European seasonality and variability in ordering patterns from named patient sales in certain countries.

On July 11, 2025, we closed a public offering of 2,367,647 shares of its common stock at a public offering price of $85 per share, resulting in net proceeds of approximately $188.7 million, net of underwriting discounts and commissions, and as well as other offering expenses incurred by the Company.

Additional recent clinical and regulatory updates include:

On November 4, 2025, we announced that four abstracts have been accepted for presentation – one oral presentation and three posters – at the Obesity Society’s Annual Meeting at ObesityWeek 2025 this week in Atlanta, GA:

●

“Efficacy of Setmelanotide in Patients with Acquired HO Previously or Concurrently on GLP-1 Therapy," an oral presentation by Christian Roth, M.D., Seattle Children’s Research Institute, Thursday, Nov. 6, 9:00–9:15 a.m.;

●

“Cardiometabolic Results from a Phase 3 Trial of Setmelanotide in Acquired Hypothalamic Obesity,” a poster presentation by Jill Garrison, Director, Medical Affairs, Rhythm Pharmaceuticals, Nov. 4, 7:30–8:30 p.m.;

●	“Patient- and Caregiver-Reported Experience with Acquired Hypothalamic Obesity in the TRANSCEND Trial,” a poster presentation by Dr. Roth Nov. 4, 7:30–8:30 p.m.; and
●

“Hyperphagia and the Identification of Genetic Variants in Patients with Early-Onset Obesity,” a poster presentation by Roohi Kharofa, M.D., Cincinnati Children’s Hospital Medical Center, Nov. 5, 2:30–3:30 p.m.

In September, researchers at the University Hospital Essen published results from a prospective, observational study that showed setmelanotide treatment was associated with improvement in measures of metabolic dysfunction-associated steatotic liver disease (MASLD) and kidney function in patients with BBS in the Journal of Clinical Endocrinology & Metabolism. All patients (N=26) in this study had MASLD at baseline and after six months of setmelanotide treatment, more than 80% of them achieved either resolution of MASLD or stabilization at grade S1.

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

●-19.8% placebo-adjusted difference in BMI reduction (N=120); and

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

On July 9, 2025, we announced bivamelagon achieved statistically significant and clinically meaningful BMI reductions at 14 weeks of treatment in our Phase 2 trial in patients with acquired hypothalamic obesity, including:

●-9.3% BMI reduction from baseline in the 600mg cohort (n=8) (p-value=0.0004);

●-7.7% BMI reduction from baseline in the 400mg cohort (n=7) (p-value=0.0002);

●

Post-hoc analyses showing bivamelagon demonstrated BMI reductions consistent with BMI reductions achieved with setmelanotide therapy as observed in similar patient populations at comparable dosing durations; and

●	Safety and tolerability results were consistent with MC4R agonism and mechanism of action during the placebo-controlled portion of the trial.

We currently expect to achieve the following, near-term milestones:

●	Disclose preliminary results from our Phase 2 trial evaluating setmelanotide in Prader-Willi syndrome in the fourth quarter of 2025;
●	Receive a decision from the FDA on our sNDA (anticipated to be received by the PDUFA goal date of December 20, 2025) for setmelanotide in conditions associated with acquired hypothalamic obesity;
●	Complete enrollment in the Phase 1, Part C trial evaluating the weekly, MC4R agonist RM-718 in patients with acquired hypothalamic obesity in the first quarter of 2026;
●	Announce topline data in the 12-patient Japanese cohort of the setmelanotide Phase 3 trial in acquired hypothalamic obesity in the first quarter of 2026;
●	Announce topline data in the Phase 3 EMANATE trial evaluating setmelanotide in genetically caused MC4R pathway diseases in the first quarter of 2026;
●	Complete enrollment in the setmelanotide Phase 3 trial substudy in congenital hypothalamic obesity in the first half of 2026; and
●	Pending further feedback from U.S and European regulatory agencies, initiate a pivotal Phase 3 trial evaluating bivamelagon in acquired hypothalamic obesity in 2026.

IMCIVREE first became commercially available to patients 6 years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency in the U.S. in the first quarter of 2021 and patients 6 years of age and older with obesity due to BBS during June 2022. Following marketing authorizations in the EU, Great Britain and Canada, as well as expanded labels in the U.S., the EU and Great Britain to make IMCIVREE available to patients as young as 2 years of age, we are continuing to pursue a country-by-country strategy to establish market access and reimbursement for IMCIVREE in additional countries. We expect we may need to continue to fund our operations through the sale of equity, debt financings or other sources. We have built our own marketing and commercial sales infrastructure in the United States and are in the process of building a similar infrastructure in several European markets and the United Kingdom.  We may enter into arrangements with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

To date, we have not generated sufficient cash flow from product sales and have financed our operations primarily through the proceeds received from our sales of common and preferred stock, royalty interest financing, asset sales, as well as capital contributions from the former parent company, Rhythm Holdings LLC. From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of Convertible Preferred Stock.  Since our initial public offering, or IPO, on October 10, 2017, through our underwritten follow-on offerings and through our ATM program through September 30, 2025, we have raised aggregate net proceeds of approximately $1,053.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. This includes the follow-on offering that we closed on July 11, 2025, for net proceeds of $188.7 million, net of $12.6 million of certain costs including underwriting discounts and commissions as well as other offering expenses incurred by the Company, for total share issuance of 2,367,647.

We also received $100.0 million from the sale of our Rare Pediatric Disease Priority Review Voucher (“PRV”), to Alexion Pharmaceuticals, Inc. in February 2021.  In June 2022, we entered into the Revenue Interest Financing Agreement (“RIFA”), with entities managed by HealthCare Royalty Partners, collectively referred to as the Investors, and through September 30, 2025 have received cumulative proceeds of $96.7 million, net of certain transaction costs. On April 1, 2024, we entered into an Investment Agreement with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock”, or the Convertible Preferred Stock, for an aggregate purchase price of $150.0 million, or $1,000 per share (as disclosed in Note 9, Series A Preferred Stock).  We received $147.8 million in net proceeds under the Investment Agreement.

We expect we may need to continue to fund our operations through the sale of equity, debt financings or other sources. We have built our own marketing and commercial sales infrastructure in the United States and are in the process of building a similar infrastructure in several European markets and the United Kingdom.  We may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.

As of September 30, 2025 we had an accumulated deficit of $1.3 billion. Our net loss was $52.9 million and $43.6 million for the three months ended September 30, 2025 and September 30, 2024. Our net loss was $149.0 million and $217.3 million for the nine months ended September 30, 2025 and September 30, 2024. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:

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

As of September 30, 2025, our existing cash and cash equivalents and short-term investments were approximately $416.1 million. We expect that our cash and cash equivalents and short-term investments as of September 30, 2025, will be sufficient to fund our planned operations for at least 24 months.

On October 1, 2025, the U.S. government shut down and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. It could also our ability to access the public markets and obtain necessary capital in order to fund our operations. See Risk Factors—Risks Related to Regulatory Approval and Marketing of Setmelanotide and Other Legal and Compliance Matters and Disruptions at the FDA, including those caused by changing presidential administrations and related priorities, funding shortages staffing or other resource limitations or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

To date, we have generated approximately $365.1 million in product revenue. Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021.  We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in the EU in March 2022 under a paid early access program.  IMCIVREE was approved by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively.  In 2024, IMCIVREE was approved by the FDA to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to BBS or POMC, PCSK1, or LEPR deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). Also in 2024, the EC and MHRA authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. We expect our sales of IMCIVREE will continue to grow as we identify and treat more patients with this disease and obtain reimbursement throughout the international markets in which we operate, however, we cannot estimate or predict with certainty the rates at which sales in any of our markets will grow and whether such sales will grow at a higher or lower pace as compared to sales in the United States.

License revenue

For the nine months ended September 30, 2025, we recognized a reduction of previously-recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 12, Significant Agreements, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cost of sales

All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use.  Most of the manufacturing costs have been recorded as research and development expenses in prior periods. We expect cost of sales to increase in 2025 as we continue to support our revenue growth.

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

The following table summarizes our current research and development expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Research and development summary	2025	2024	2025	2024
Research and development expense	$46,027	$37,931	$125,307	$196,789

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

The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selling, general and administrative summary	2025	2024	2025	2024
Selling, general and administrative expense	$52,425	$35,377	$137,460	$106,174

We anticipate that our selling, general and administrative expenses will increase in the future to support our continued and expanding commercialization efforts for IMCIVREE in the United States and the European Union as well as increased costs of operating as a global, commercial-stage biopharmaceutical public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, compliance with local rules and regulations in the United States and foreign jurisdictions, exchange listing and Securities and Exchange Commission, or SEC, expenses, insurance and investor relations costs, among other expenses.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Change
	2025	2024	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$51,298	$33,251	$18,047	54%
Costs and expenses:
Cost of sales	5,499	3,828	1,671	44%
Research and development	46,027	37,931	8,096	21%
Selling, general, and administrative	52,425	35,377	17,048	48%
Total costs and expenses	103,951	77,136	26,815	35%
Loss from operations	(52,653)	(43,885)	(8,768)	20%
Other income (expense), net	(140)	(100)	(40)	40%
Loss before income taxes	(52,793)	(43,985)	(8,808)	20%
Provision for income taxes	111	(344)	455	(132)%
Net loss	$(52,904)	$(43,641)	$(9,263)	21%

Product revenue, net.  Product revenue, net increased by $18.0 million to $51.3 million for the three months ended September 30, 2025 from $33.3 million for the three months ended September 30, 2024, an increase of 54%, primarily due to an increase in sales volume. Additionally, in the third quarter of 2025 we reached an agreement with French authorities on a final reimbursement price for IMCIVREE sales in France, which resulted in an adjustment of $3.2 million reduction to product revenue, net. We expect our sales of IMCIVREE to continue to increase.  We have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. For the three months ended September 30, 2025, and 2024, the majority of our product revenue, or 74% and 68%, respectively, was generated from sales of our product to pharmacies for patients in the United States.

Cost of sales. Cost of sales increased by $1.7 million to $5.5 million for the three months ended September 30, 2025, from $3.8 million for the three months ended September 30, 2024, an increase of 44%, which was driven by an increase in sales volume and net product revenue in the three months ended September 30, 2025.  Cost of sales is composed of royalty expense due to Ipsen Pharma S.A.S., or Ipsen, on our net product revenue; amortization of our capitalized sales-based milestone payment made to Ipsen upon our first commercial sale in the United States and European Union, the cost of product, as well as costs associated with our patient assistance programs.  Specifically, the $1.7 million increase in cost of sales in the three months ended September 30, 2025, from the same period in 2024, was due to $0.9 million of additional royalties due to our growth in sales and $0.8 million attributed to increased product costs associated with higher sales volume.  We expect cost of sales as a percentage of revenue to continue to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense increased by $8.1 million to $46.0 million for the three months ended September 30, 2025, from $37.9 million for the three months ended September 30, 2024, an increase of 21%. The net increase was primarily due to the following:

●	an increase of $8.0 million related to personnel costs including $4.6 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees in order to support the growth of our research and development programs, and $3.4 million of stock-based compensation, and
●	an increase of $1.2 million for regulatory costs to support our research and development programs associated with Hypothalamic Obesity.

The above increases were partially offset by:

●	a net decrease in clinical trial expenses of $0.7 million driven by a decrease in costs of $4.6 million due to the wind down or conclusion of various studies including our long-term extension trial, DAYBREAK phase 2, EMANATE phase 3, and RM-718 parts A and B, offset by an increase in clinical trial expenses of $3.9 million for ongoing work in our bivamelagon phase 2 and Prader Willi syndrome phase 1 clinical trials.

Selling, general and administrative expense. Selling, general and administrative expense increased by $17.0 million to $52.4 million for the three months ended September 30, 2025, from $35.4 million for the three months ended September 30, 2024, an increase of 48%. The increase was primarily due to the following:

●	an increase of $14.0 million related to personnel costs including $4.4 million of stock-based compensation, and $9.6 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees to support our expanding business operations as well as to establish commercial operations in international regions and
●	an increase of $2.6 million related to increased marketing and promotion costs to support continued revenue growth and our anticipated product launch for Hypothalamic Obesity.

Other income (expense), net.  Other income (expense), net remained relatively flat at ($0.1) million for both periods the three months ended September 30, 2025 and September 30, 2024. The slight increase in other expense was primarily due to the following:

●	a decrease of $1.0 million of non-cash interest expense in the three months ended September 30, 2025, associated with accretion of LG Chem liability, which was paid in July 2025, and
●	a decrease in other income of $0.8 million due to less gain recognized on the change in fair value of the embedded derivative on our deferred royalty obligation as well as other income, including less gains on foreign exchange.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Change
	2025	2024	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$137,518	$88,296	$49,222	56%
License revenue	(5,014)	—	(5,014)	(100)%
Total revenues	132,504	88,296	44,208	50%
Costs and expenses:
Cost of sales	14,690	9,581	5,109	53%
Research and development	125,307	196,789	(71,482)	(36)%
Selling, general, and administrative	137,460	106,174	31,286	29%
Total costs and expenses	277,457	312,544	(35,087)	(11)%
Loss from operations	(144,953)	(224,248)	79,295	(35)%
Other income (expense), net	(3,553)	7,374	(10,927)	(148)%
Loss before income taxes	(148,506)	(216,874)	68,368	(32)%
Provision for income taxes	528	436	92	21%
Net loss	$(149,034)	$(217,310)	$68,276	(31)%

Product revenue, net.  Product revenue, net increased by $49.2 million to $137.5 million for the nine months ended September 30, 2025, from $88.3 million for the nine months ended September 30, 2024, an increase of 56% primarily due to an increase in sales volume. Additionally, in the third quarter of 2025 we reached an agreement with French authorities on a final reimbursement price for IMCIVREE sales in France, which resulted in an adjustment of $3.2 million reduction to product revenue, net. We expect our sales of IMCIVREE to continue to increase.  We have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. For the nine months ended September 30, 2025, and 2024, the majority of our product revenue, or 69% and 73%, respectively, was generated from sales of our product to pharmacies for patients in the United States.

License revenue.  For the nine months ended September 30, 2025, we recognized a reduction of previously-recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 12, Significant Agreements, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cost of sales. Cost of sales increased by $5.1 million to $14.7 million for the nine months ended September 30, 2025 from $9.6 million for the nine months ended September 30, 2024, an increase of 53%, which was driven by an increase in sales volume and net product revenue in the nine months ended September 30, 2025.  Cost of sales is composed of royalty expense due to Ipsen on our net product revenue; amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the United States and European Union, the cost of product, as well as costs associated with our patient assistance programs.  Specifically, the $5.1 million increase in cost of sales in the nine months ended September 30, 2025, from the same period in 2024 was due to $2.5 million of additional royalties due to our growth in sales and $2.6 million attributed to increased product costs associated with higher sales volume.  We expect cost of sales as a percentage of revenue to continue to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense decreased by $71.5 million to $125.3 million for the nine months ended September 30, 2025 from $196.8 million for the nine months ended September 30, 2024, a decrease of 36%. The net decrease was primarily due to the following:

●	a decrease of $92.4 million related to acquired In-Process Research and Development (“IPR&D”) costs associated with the acquisition of LGC’s proprietary compound bivamelagon in the nine months ended September 30, 2024, which did not recur in 2025; and
●	a net decrease of $1.6 million in our clinical trial costs due to the completion and wind down of our long-term extension trial, DAYBREAK phase 2, EMANATE phase 3, and RM-718 parts A and B long-term extension trial, Pathway Studies, Phase 3 pediatrics trial, and 718 Phase parts A and B, as well as decreased genetic sequencing costs.

The above decreases were partially offset by:

●	an increase of $14.2 million related to personnel costs, including $7.7 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees in order to support the growth of our research and development programs, and $6.6 million of stock-based compensation, and
●	an increase of $7.6 million associated with chemistry, manufacturing, and controls (CMC) costs for drug formulation and autoinjector development to support our ongoing Phase 1 clinical trial of RM-718 and our Phase 2 bivamelagon trial, as well as $1.3 million in other pre-clinical drug research efforts.

Selling, general and administrative expense. Selling, general and administrative expense increased by $31.3 million to $137.5 million for the nine months ended September 30, 2025 from $106.2 million for the nine months ended September 30, 2024, an increase of 29%. The increase was primarily due to the following:

●	an increase of $26.9 million related to personnel costs including $11.9 million of stock-based compensation, and $15.0 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees to support our expanding business operations both domestic and internationally, and
●	an increase of $5.2 million related to increased marketing and promotion costs to support continued revenue growth, and our anticipated product launch for Hypothalamic Obesity.

Other income (expense), net.  Other income (expense), net decreased by ($10.9) million to ($3.5) million for the nine months ended September 30, 2025 from $7.4 million of other income for the nine months ended September 30, 2024.  The decrease was primarily due to the following:

●	a one-time gain of $8.9 million that was recognized for the settlement of the forward contract recorded with the issuance of Convertible Preferred Stock during the nine months ended September 30, 2024; which did not recur in 2025, and
●	an decrease in other income of $1.2 million primarily due an additional gain in the change in fair value of the embedded derivative on our deferred royalty obligation and other income, including less gains on foreign exchange in 2024.
●	Offset by the recognition of an additional $0.7 million of non-cash interest expense in the nine months ended September 30, 2025, associated with an increase in the accretion of the deferred royalty obligation as well as the non-current liability payable to LGC that was paid in July 2025.

Liquidity and Capital Resources

As of September 30, 2025, our cash and cash equivalents and short-term investments were approximately $416.1 million. On July 11, 2025, we closed a public offering of 2,367,647 of common stock at a public offering price of $85 per share, resulting in net proceeds of approximately $188.7 million, after deducting underwriting discounts and commissions, and other offering expenses payable by us.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(90,286)	$(95,034)
Investing activities	(167,500)	(69,330)
Financing activities	220,911	152,914
Effect of exchange rates on cash	23	(975)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(36,852)	(12,426)

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of operating assets and liabilities.

Net cash used in operating activities was $90.3 million for the nine months ended September 30, 2025 and consisted primarily of a net loss of $149.0 million adjusted for non-cash items of $59.0 million, which consisted of stock-based compensation, non-cash interest expense, non-cash accretion and amortization of short-term investments, depreciation and amortization, non-cash rent expense, the change in the fair value of our embedded derivative asset, and the foreign currency impacts. The change in operating assets and liabilities used net cash of approximately $0.3 million and was primarily driven by net increases in accounts receivable of $13.7 million, the change in prepaids and other current assets of $3.6 million, the change in inventory of $2.5 million, and the change in deferred revenue of $1.3 million. These net uses of cash were offset by an increase in accounts payable, accrued expenses and other liabilities of $20.6 million.

Net cash used in operating activities was $95.0 million for the nine months ended September 30, 2024 and consisted primarily of a net loss of $217.3 million adjusted for non-cash items of $121.9 million, which consisted of non-cash stock-based compensation, non-cash interest expense, non-cash accretion and amortization of short-term investments, non-cash accretion of other current liability, gain on settlement of forward contract, depreciation and amortization, non-cash rent expense and the change in the fair value of our embedded derivative liability, totaling $29.5 million. Our net loss adjusted for non-cash items also includes $92.4 million of acquired IPR&D assets, which are classified as investing activities.  The change in operating assets and liabilities used net cash of approximately $0.3 million, primarily driven by net increases in accounts receivable and inventory of $9.7 million, offset by net decreases in accounts payable and accrued expenses of $6.7 million and net decreases in long-term assets of $3.2 million.

Net cash provided by investing activities

Net cash used in investing activities was $167.5 million for the nine months ending September 30, 2025 and relates to purchases of short-term investments for $328.3 million, offset by gross maturities of short-term investments of $200.8 million. Additionally, we made the final payment of $40.0 million to LGC for the Company’s asset purchase of their proprietary compound bivamelagon from January 2024.

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

Net cash provided by financing activities

Net cash provided by financing activities was $220.9 million for the nine months ended September 30, 2025, and consisted of net proceeds of $188.7 million from our follow-on offering in July 2025, $34.0 million from our ATM equity offering, and proceeds of $12.7 million from the exercise of stock options and the issuance of common stock from our Employee Stock Purchase Plan. These proceeds were offset by $14.5 million of repayments of our deferred royalty obligation

Net cash provided by financing activities was $152.9 million for the nine months ended September 30, 2024, and consisted of net proceeds of $147.8 million from the issuance of Series A Preferred Stock as well as proceeds of $14.3 million from the exercise of stock options and the issuance of common stock from our Employee Stock Purchase Plan. These proceeds were offset by $9.1 million of repayments of our deferred royalty obligation.

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

We expect that our cash and cash equivalents and short-term investments as of September 30, 2025 will be sufficient to fund our planned operations for at least 24 months. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

We expect we may need to obtain substantial additional funding in connection with our research and development activities and any continuing operations thereafter. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Contractual obligations

As of September 30, 2025, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2025, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (the “Quarterly Report”), including our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Financial Position and Need for Capital

We are a commercial stage biopharmaceutical company with a limited operating history and have not generated significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.

We are a global, commercial-stage biopharmaceutical company with a limited operating history on which to base your investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in February 2013. Our operations to date have been primarily focused on developing and commercializing IMCIVREE® (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases.  Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide.  To date we have generated approximately $365.1 million of revenue from product sales.  In the United States, IMCIVREE is approved to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to Bardet-Biedl syndrome (BBS) or pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS).  The European Commission (EC) and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or VUS.  In total, to date we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

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

Our net losses were $52.9 million and $43.6 million, for the three months ended September 30, 2025 and 2024, respectively.  Our net losses were $149.0 million and $217.3 million for the nine months ended September 30, 2025 and 2024, respectively.  As of September 30, 2025, we had an accumulated deficit of $1.3 billion. Substantially all our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide, with clinical trials of our product candidates (RM-718), which is designed to be a more selective MC4R agonist with weekly administration (now in Phase 1 trials), and bivamelagon, an investigational oral small molecule, which is also designed to be a more selective MC4R agonist, (recently completed a Phase 2 clinical trial), and with the development of any other product candidates we may choose to pursue, including a product candidate for CHI, yet to be identified. We also expect to devote substantial financial resources to the research and development and potential commercialization of a product candidate for CHI.

In addition, since we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside of the United States, we expect to continue to incur significant sales, marketing and outsourced manufacturing expenses. Nevertheless, setmelanotide may not be a commercially successful drug. We have and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. As of September 30, 2025, we have generated approximately $365.1 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

We expect we may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

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

From August 2015 through August 2017, we raised aggregate net proceeds of $80.8 million through our issuance of series A preferred stock. In connection with our initial public offering, or IPO, in October 2017, our underwritten follow-on offerings and through our ATM Program through September 30, 2025, we raised aggregate net proceeds of approximately $1,053.4 million through the issuance of our common stock after deducting underwriting discounts, commissions and offering related transaction costs. This includes the follow-on offering that we closed on July 11, 2025, for net proceeds of $188.7 million, net of certain costs including underwriting discounts and commissions as well as other offering expenses payable by the Company, for total share issuance of 2,367,647. We received a further $100.0 million from asset sales, specifically in connection with the sale of our Rare Pediatric Disease Priority Review Voucher, or PRV, to Alexion Pharmaceuticals, Inc. In June 2022, we entered into a Revenue Interest Financing Agreement, or RIFA, with HealthCare Royalty Partners for a total investment amount of up to $100.0 million, conditioned upon our achievement of certain clinical development and sales milestones. As of September 30, 2025, we have received $96.7 million of aggregate proceeds, net of debt issuance costs, under the RIFA. We also received $147.8 million in net proceeds under the Investment Agreement, with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, titled the “Series A Convertible Preferred Stock”, or the Convertible Preferred Stock, for an aggregate purchase price of $150.0 million, or $1,000 per share. As of September 30, 2025, our cash and cash equivalents and short-term investments were approximately $416.1 million.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the RIFA Investors a tiered royalty on our annual net revenues (the “Revenue Interest”), including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the RIFA Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027 or 120% of the amount funded by the RIFA Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the RIFA Investors through each date, referred to as the Under Performance Payment.  As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. As of September 30, 2025 we have made $34.9 million of payments, including $5.6 million in the three months ended September 30, 2025.

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

In January 2024, we entered into a license agreement and share issuance agreement with LGC. Pursuant to the terms of the license agreement, we obtained exclusive worldwide rights to develop LGC’s proprietary compound bivamelagon. We agreed to pay LGC royalties of between low- to mid-single digit percent of net revenues from our MC4R portfolio, including bivamelagon, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double-digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon in a region if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon for the limited remainder of the royalty term in the relevant region.  The license agreement will continue until the expiration of the obligation to pay royalties in all countries or regions, unless terminated earlier. We or LGC can terminate the license agreement in certain circumstances, including for the other party’s material uncured breach. If the license agreement is terminated, we would lose our rights to develop and commercialize bivamelagon, and, under some circumstances, we could be subject to certain ongoing payments, penalties and fees, all of which in turn would have a material adverse effect on our business.

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

Based on multiple epidemiological methods, we have estimated the potential addressable patient populations with these MC4R pathway deficiencies based on the following sources and assumptions (which remain subject to change based on ongoing research and publications by us or any third party):

●	POMC Deficiency Obesity. POMC Deficiency Obesity is defined by the presence of biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Our addressable patient population estimate for POMC deficiency obesity is approximately 100 to 500 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	approximately 50 patients with POMC deficiency obesity noted in a series of published case reports, each mostly reporting a single or small number of patients. However, we believe our addressable patient population for this deficiency may be approximately 100 to 500 patients in the United States, and a comparable addressable patient population in Europe, as most of the reported cases are from a small number of academic research centers, and because genetic testing for POMC deficiency obesity is often unavailable and currently is rarely performed;
●	our belief, based on discussions with experts in rare diseases, that the number of diagnosed cases could increase several-fold with increased awareness of this deficiency and the availability of new treatments;
●	U.S. Census Bureau figures for adults and children, and Centers for Disease Control and Prevention, or CDC, prevalence numbers for adults with severe obesity (body mass index, or BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old); and
●	our internal sequencing yield for POMC deficiency obesity patients (including both POMC and PCSK1 gene diseases), defined as patients having biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, of approximately 0.05%.
●	LEPR Deficiency Obesity. LEPR Deficiency Obesity is defined by the presence of biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Our addressable patient population estimate for LEPR deficiency obesity is approximately 500 to 2,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
●	epidemiology studies on LEPR deficiency obesity in small cohorts of patients comprising children with severe obesity and adults with severe obesity who have a history of early onset obesity;
●	U.S. Census Bureau figures for adults and children and CDC prevalence numbers for adults with severe obesity (BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old);
●	with wider availability of genetic testing expected for LEPR deficiency obesity and increased awareness of new treatments, our belief that up to 40% of patients with these diseases may eventually be diagnosed; and
●	our internal sequencing yield for LEPR deficiency obesity patients, defined as patients having biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, of approximately 0.09%.

●	Bardet-Biedl Syndrome. Our addressable patient population estimate for BBS is approximately 4,000 to 5,000 patients in the United States based on:
●	published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients;
●	comparisons to our patient identification efforts in Europe where we believe there are approximately 1,500 patients diagnosed and being cared for at academic centers in Europe;
●	our patient identification efforts to date in the United States;
●	our internal sequencing yield for biallelic pathogenic or likely pathogenic variants in BBS genes of approximately 0.3%; and
●	our belief that with wider availability of genetic testing expected for BBS and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
●	POMC, PCSK1, or LEPR Heterozygous Obesities; SRC1 and SH2B1 Obesities. Our potential setmelanotide-responsive patient population estimate for POMC, PCSK1, or LEPR heterozygous, SRC1 and SH2B1 obesity patients with at least one variant interpreted as pathogenic, likely pathogenic, or of uncertain significance suspected pathogenic is approximately 53,000 patients in the United States. Our estimates are based on:
●	U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (≥120% the 95th percentile with onset prior to 6 years of age);
●	our internal sequencing yield of patients with POMC, PCSK1, or LEPR heterozygous, SRC1 or SH2B1 variants interpreted as pathogenic, likely pathogenic, or of uncertain significance of approximately 10-15%; and
●	a clinical response rate of 40% for patients carrying pathogenic or likely pathogenic variants, and 20% for patients carrying a variant of uncertain significance.

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

●	Hypothalamic obesity. Our addressable patient population estimate for hypothalamic obesity (HO) is approximately 10,000 patients in the United States. We estimate there are 5,000 to 8,000 people living with hypothalamic obesity in Japan, and approximately 10,000 people living with hypothalamic obesity in the E.U. These estimates are based on:
●	diagnosis of an underlying HO etiology such as craniopharyngioma (CP), astrocytoma, or other brain tumors with CP accounting for approximately 50% of HO etiologies;
●	an annual incidence of CP of approximately 1.3 to 2.2 per million per year in the United States, which projects to approximately 600 cases of CP per year based on a United States population of approximately 329 million;
●	approximately 50% (based on a published range of 6% to 91%) of CP patients develop HO;
●	published estimates of overall survival (OS) after CP diagnosis, with a 20-year OS of 84%;
●	allowing for patients that develop HO due to other factors besides CP, results in an estimated HO prevalence after CP diagnosis in the United States exceeding 2,500-7,500 patients; and
●	internal Company estimate is based on reported incidence of hypothalamic obesity following CP and long-term survival rates.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. On October 1, 2025, the U.S. government shut down and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns, funding shortages or staffing limitations or any other disruptions prevent or hinder the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other activities, including providing us with advice on our development programs in a timely manner, such events could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. It could also impact our ability to access the public markets and obtain necessary capital in order to fund our operations.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S.  While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for IMCIVREE.  On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries.  In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government.  On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published.  Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.  In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

Moreover, the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, with the goal of imposing price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for IMCIVREE or the frequency with which IMCIVREE is prescribed or used.

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

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs,” such as IMCIVREE, from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results.

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

We are highly dependent on our executive leadership team. We have employment agreements with these individuals, but any individual may terminate his or her employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We also do not have any key-person life insurance on any of these key employees. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to non-compete agreements. Recruiting and retaining qualified scientific, technical, clinical development, regulatory, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.  In addition, we rely on existing employment-related visa programs to attract and retain qualified personnel.  Immigration policy changes and uncertainty associated with the new presidential administration in the United States, including potential changes to the number of employment-related visas available as well as the process to obtain them, could make it more difficult to retain existing personnel and to recruit qualified candidates. For example, on September 19, 2025, it was announced that subject to limited exceptions, petitions for H-1B visas should be approved only if they are accompanied by a payment of $100,000. This policy could hamper our recruitment efforts for any new personnel who require such a visa. Additional changes in U.S. immigration policies, rules, laws or orders could further increase our recruitment costs or delay key projects that require specialized expertise. In addition, restrictions or delays in the issuance of other visas or in immigration processing could adversely affect our ability to collaborate effectively with our employees outside the U.S. and to retain the qualified personnel needed for our operations.  If we and our impacted candidates or employees are unable to obtain work visas in sufficient quantities or at a sufficient rate for a significant period of time, our business could be adversely affected.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 5.04% of our outstanding voting stock as of September 30, 2025.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of September 30, 2025, we had 66,684,077 shares of common stock outstanding. In addition, on July 10, 2024, we filed with the SEC a prospectus supplement to the prospectus included in the Company’s registration statement on Form S-3ASR filed with the SEC on March 2, 2023, covering the resale from time to time by the holders of the Convertible Preferred Stock of up to an aggregate of 3,124,995 shares of common stock, to satisfy registration rights that the Company granted to such holders in connection with the issuance of the Convertible Preferred Stock. To the extent the holders of the Convertible Preferred Stock convert their shares to common stock and sell such shares, the price of our common stock could be significantly impacted.

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

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider Trading Arrangements and Policies.

On August 7, 2025, Pamela Cramer, the Company’s Chief Human Resources Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 29,566 shares of the Company’s common stock until November 1, 2026.

On August 8, 2025, Jennifer Kayden Lee, the Company’s Executive Vice President, Head of North America, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 62,459 shares of the Company’s common stock as well as up to 100% of the shares of our common stock issued upon the settlement of outstanding restricted stock units, less the number of shares traded to cover tax withholding obligations in connection with the vesting and settlement of such restricted stock units, until June 1, 2026.

Other than as disclosed above, during the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

RHYTHM PHARMACEUTICALS, INC.

Dated: November 4, 2025	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2025	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)