Form 10-K
period 2025-12-31
RHYTHM PHARMACEUTICALS, INC.
filed 2026-02-26
CIK 1649904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
           Commission file number 001-38223
_______________________________________________________________
RHYTHM PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________________________

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
_______________________________________________________________
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.8 billion, based on the closing price of the registrant’s Common Stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this disclosure, Common Stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates. There were 68,285,039 shares of the registrant's Common Stock outstanding as of February 24, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement for the registrant's 2026 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

RHYTHM PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms include forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding the promise or potential of any of our products or product candidates; the marketing, commercialization and sales of IMCIVREE (setmelanotide), bivamelagon (formerly LB54640), and RM-718; commercialization, design, success, cost and timing of our product development activities and clinical trials; the ongoing enrollment of patients in our clinical trials; our expectations surrounding potential regulatory submissions, progress, or approvals for any of our product candidates in any indications; PDUFA goal dates and Type II variation submissions; the estimated market size and addressable population for our drug products; the announcement of data from our clinical trials, including the Japanese patient cohort and the substudy evaluating setmelanotide for patients with congenital hypothalamic obesity; our Phase 3 EMANATE trial evaluating setmelanotide in genetically caused MC4R pathway diseases; Parts C and D of the Phase 1 trial evaluating RM-718; the ongoing open-label Phase 2 trial evaluating setmelanotide in patients with Prader-Willi syndrome; our financial performance, including our expectations regarding our existing cash, cash equivalents, short-term investments, operating losses, expenses, sources of future financing and sufficiency of cash; our ability to hire and retain necessary personnel, including in international regions; patient enrollments; announcements regarding results of clinical trials and filing of regulatory applications; our ability to protect our intellectual property; our ability to negotiate our collaboration agreements, if needed; our relationship with third parties; our marketing, commercial sales, and revenue generation; expectations surrounding our manufacturing arrangements; the potential financial impact, growth prospects and future benefits of our ongoing discovery efforts with respect to congenital hyperinsulinism; the impact of economic conditions on our business and operations and our future financial results; changes in the political and regulatory landscape; the impact of accounting pronouncements and the timing of any of the foregoing. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly or materially from the results discussed in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.
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
SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•We are a commercial-stage biopharmaceutical company with a limited operating history. To date, we have generated approximately $422.5 million from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.
•We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
•Our Revenue Interest Financing Agreement with Healthcare Royalty Partners, our license agreement with LGC, and our other agreements, could restrict our ability to commercialize IMCIVREE, limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
•We have only one approved product, which is still in clinical development in additional indications, and we may not be successful in any future efforts to identify and develop additional product candidates.
•The successful commercialization of IMCIVREE and any other product candidates will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement. Failure to obtain or maintain coverage and adequate reimbursement for setmelanotide or our other product candidates, if any and if approved, could severely limit our ability to market those products and decrease our ability to generate revenue.
•Positive results from early clinical trials of setmelanotide may not be predictive of the results of later clinical trials of setmelanotide and preliminary data may not be predictive of final results. If we cannot generate positive results in our later clinical trials of setmelanotide, we may be unable to successfully develop, obtain regulatory approval for and commercialize additional indications for setmelanotide.
•The number of patients with each of the MC4R pathway deficiencies is very small and has not been established with precision. If the actual number of patients with any of these conditions is smaller than we had estimated, our revenue and ability to achieve profitability will be materially adversely affected. Moreover, our ability to recruit patients to our trials may be materially adversely affected. Patient enrollment may also be adversely affected by competition and other factors.
•Failures or delays in the commencement or completion of our planned clinical trials of setmelanotide could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.
•Changes in regulatory requirements and, guidance in the United States or abroad, or unanticipated events during our clinical trials of setmelanotide may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline. Additionally, it may be necessary to validate different or additional instruments for measuring subjective symptoms, and to show that setmelanotide has a clinically meaningful impact on specified endpoints in order to obtain regulatory approval.
•Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of setmelanotide. We depend entirely on the success of setmelanotide, and we cannot be certain that we will be able to obtain additional regulatory approvals for, or successfully commercialize, setmelanotide. If we are not able to obtain, or if there are delays in obtaining, required additional regulatory approvals, we will not be able to commercialize setmelanotide in additional indications in the United States or in foreign jurisdictions, and our ability to generate revenue will be materially impaired.
•Our approach to treating patients with MC4R pathway deficiencies requires the identification of patients with unique genetic subtypes, for example, POMC genetic deficiency. The FDA or other equivalent competent authorities in foreign jurisdictions could require the clearance, approval or CE marking of an in vitro companion diagnostic device to ensure appropriate selection of patients as a condition of approving setmelanotide in additional indications. The requirement that we obtain clearance, approval or CE marking of an in vitro companion diagnostic device would require substantial financial resources, and could delay or prevent the receipt of additional regulatory approvals for setmelanotide, or adversely affect those we have already obtained.
•Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved labeling or result in significant negative consequences following marketing approval, if any.
•Our CHI program remains in the discovery stage and although we intend to identify an investigational candidate in 2026, we cannot be assured that we will ever successfully develop and commercialize a CHI product candidate.
•If the third parties we rely on, and will continue to rely on, do not successfully carry out their contractual obligations or meet expected timelines, we may not be able to obtain additional regulatory approvals for, manufacture, distribute or continue to commercialize setmelanotide and our business could be materially adversely affected.
•Our industry is intensely competitive. If we are not able to compete effectively against current and future competitors, we may not be able to generate sufficient revenue from the sale of IMCIVREE, our business will not grow and our financial condition and operations will suffer.
•If we are unable to adequately protect our proprietary technology or maintain issued patents that are sufficient to protect setmelanotide or our other product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.
•Global events, such as pandemics, economic, political and regulatory changes and uncertainties, have and may continue to adversely impact our business, including our preclinical studies, clinical trials and other commercialization prospects.

PART I
Item 1. Business
Overview
We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients living with rare neuroendocrine diseases. We are focused on advancing melanocortin-4 receptor (MC4R) agonists, including our lead asset, IMCIVREE® (setmelanotide), as precision medicines designed to treat hyperphagia and severe obesity caused by rare MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are developing therapies for a subset of individuals who have hyperphagia, a pathological, insatiable hunger and impaired satiety accompanied by persistent and abnormal food-seeking behaviors, decreased energy expenditure and severe obesity due to diseases such as acquired or congenital hypothalamic obesity, Bardet-Biedl syndrome (BBS), Prader-Willi syndrome (PWS) and other diseases caused by impaired MC4R pathway signaling. The MC4R pathway is a neuro-endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, our most advanced MC4R agonist for which we hold worldwide rights, is the first-ever therapy that is marketed in the United States, European Union (EU), United Kingdom, Canada and several other countries and regions for certain rare MC4R pathway diseases, including BBS. We also are developing two earlier-stage investigational MC4R agonists, bivamelagon (formerly LB54640), an oral small molecule, and RM-718, designed for weekly subcutaneous administration. These investigational assets, for which we possess global rights, are specifically designed to exhibit high selectivity for MC4R while functionally sparing MC1R. As a result, they are not expected to induce hyperpigmentation.
In 2026, pending regulatory approval, we anticipate launching IMCIVREE in the United States as the first and only therapy specifically to treat patients living with acquired hypothalamic obesity. This represents a meaningful, near-term expansion opportunity. Acquired hypothalamic obesity is a rare disease characterized by accelerated and sustained weight gain caused by injury to the hypothalamus, which may impair MC4R pathway signaling. We believe there are approximately 10,000 patients in United States living with acquired hypothalamic obesity with an annual incidence of 500 new cases, with similar prevalence and incidence in Europe, as well as between 5,000 and 8,000 patients in Japan. We believe this represents a significant global unmet need as there are no therapies specifically approved for hypothalamic obesity. We are seeking regulatory approval in the United States and the European Union based on statistically significant and clinically meaningful placebo-adjusted BMI reduction of 19.8% achieved in our 120-patient, Phase 3 trial. In addition, we added an independent substudy to our ongoing global trial, in order to evaluate setmelanotide in patients with congenital hypothalamic obesity, a constellation of rare diseases caused by certain brain abnormalities that may impair the function of the MC4R pathway, with enrollment of the first patients in this substudy expected to be complete in the second half of 2026. Our preliminary estimate of the prevalence of congenital hypothalamic obesity is in excess of 1,000 patients in the United States with a similar prevalence in Europe, and this is in addition to the prevalence for acquired hypothalamic obesity. Also, we plan to initiate a Phase 3 registrational trial to evaluate bivamelagon in patients with hypothalamic obesity by year-end 2026, and we are evaluating RM-718 in an ongoing Phase 1/2 trial, also in acquired hypothalamic obesity. On February 26, 2026 we announced we completed a positive end-of-Phase-2 meeting with FDA regarding bivamelagon in acquired HO and disclosed open-label extension data from our Phase 2 trial that showed bivamelagon achieved persistent BMI reductions at six and nine months of therapy.
For IMCIVREE, which was first approved in the United States in 2020, we have demonstrated success in achieving regulatory approvals and/or securing market access or named patient sales in more than 25 countries in addition to the United States, and we continue to seek access in additional markets. IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to BBS or pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). The European Commission (EC) and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. Reviews of our regulatory submissions seeking approval and marketing authorization for setmelanotide as a treatment for acquired hypothalamic obesity are ongoing in the United States and Europe, with an FDA-assigned Prescription Drug User Fee Act (PDUFA) goal date of March 20, 2026. We anticipate disclosing topline data from a 12-patient Japanese cohort of our Phase 3 trial evaluating setmelanotide for acquired hypothalamic obesity in March 2026, and pending positive data, completing a new drug application submission in Japan. Regulatory decisions in Europe and Japan are anticipated later in 2026 or 2027.

Following our disclosure in December 2025 of positive preliminary data from our ongoing, exploratory, open-label Phase 2 trial with setmelanotide in patients with PWS, we believe there is potential for an MC4R agonist to be a future treatment option for patients with PWS, a rare genetic disorder that results in a number of physical, mental and behavioral problems. A key feature of PWS is a constant sense of hunger that usually begins in early childhood. PWS is estimated to affect approximately 400,000 people worldwide and approximately 20,000 people in the United States. There are currently limited therapeutic options that effectively reduce the extreme hyperphagia and address low resting energy expenditure associated with PWS. Following the disclosure of these positive preliminary results in December 2025, we announced plans to further develop setmelanotide and RM-718 for PWS.
We are advancing what we believe is the most comprehensive clinical research and development program ever initiated in MC4R pathway diseases, with setmelanotide, bivamelagon and RM-718 in multiple ongoing and planned clinical trials. Our MC4R pathway program is designed to expand the total number of patients who we believe could benefit from setmelanotide therapy or from one of our new drug candidates. Our Phase 3 EMANATE trial, comprised of four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases, is ongoing with topline data expected in March 2026. Following the completion of our Phase 2 DAYBREAK trial, we identified six genetically-defined cohorts that we believe merit further investigation for potential setmelanotide efficacy.
We are leveraging what we believe is the largest known DNA database focused on obesity—with approximately 120,000 sequencing samples as of December 31, 2025—to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Our sequencing-based epidemiology estimates show that each of these genetically-defined MC4R pathway deficiencies we are focused on are considered rare diseases, according to established definitions based on patient populations. Our epidemiology estimates are approximately 4,600 to 7,500 for U.S. patients in initial FDA-approved indications, including obesity due to BBS and biallelic POMC, PCSK1 or LEPR deficiencies. Our epidemiology estimates for the SH2B1 insufficiency and heterozygous POMC/PCSK1 insufficiency being studied in our Phase 3 EMANATE trial suggest that approximately 29,000 U.S. patients with one of these genetically driven obesities have the potential to respond well to setmelanotide. Similarly, our epidemiology estimates for patients with genetic indications who demonstrated an initial response in our Phase 2 DAYBREAK trial is approximately 65,300. All these patients face similar challenges to other patients with rare diseases, namely lack of awareness, resources, tests, tools and especially therapeutic options.
We are working to expand access to IMCIVREE globally. Our disease awareness and patient finding efforts are aligned with a singular focus on building a community of caregivers and healthcare providers focused on transforming the treatment of these diseases. We have multiple field teams in the United States and Europe engaging with physicians who treat patients with severe obesity, and we have a team in Japan preparing for the potential registration and launch of setmelanotide for acquired hypothalamic obesity. We continue to bring together health care providers, patients and families with educational and awareness events. Our genetic testing programs fuel MC4R pathway research, disease education, awareness, and patient finding.
As of February 1, 2026, we had 414 employees, including 126 employees in 11 countries outside of North America and with an ever-expanding network of key opinion leaders, and an increasing number of identified, diagnosed and treated patients, we are focused on changing the paradigm for the treatment of rare MC4R pathway diseases. Rhythm is executing a strategy to build a durable, global biopharmaceutical company focused on transforming the lives of patients with rare neuroendocrine diseases by rapidly advancing care and precision medicines that address the root cause. We have established a strong global foundation with IMCIVREE (setmelanotide), which has achieved regulatory approvals and marketing authorization, reimbursed access or named patient sales in more than 25 countries, including the United States, the European Union and the United Kingdom. With RM-718 and bivamelagon in addition to setmelanotide, we are advancing what we believe is the most comprehensive portfolio of MC4R agonists. Leveraging our expertise, we plan to maximize the value of our MC4R agonists by aligning our clinical development, commercial and life-cycle management strategies around three key disease areas where patients are currently underserved:
1.    Hypothalamic dysfunction
We are preparing for global commercialization of setmelanotide for the treatment of patients with acquired hypothalamic obesity beginning in 2026, if approved, in the United States, Europe, Japan and more regions and countries. In parallel, we expect to initiate a registrational Phase 3 program for bivamelagon, our oral MC4R agonist, by year-end 2026, and continue to evaluate RM‑718, our weekly MC4R agonist, in an ongoing Phase 1/2 trial in patients with hypothalamic obesity. We also are evaluating setmelanotide in congenital hypothalamic obesity.

2.    Prader-Willi syndrome (PWS)
With encouraging preliminary results from the ongoing exploratory Phase 2 PWS trial of setmelanotide, we believe MC4R agonism has the potential to address the profound hyperphagia and severe obesity associated with PWS. We also are advancing RM‑718 in an ongoing Phase 1/2 trial in PWS. There remains a significant unmet need to treat hyperphagia, diminished energy expenditure and obesity associated with PWS.
3.    Rare genetic MC4R pathway diseases
We are leveraging our global leadership in MC4R pathway genetics to deepen our knowledge of the genetics underlying these rare diseases and the number of patients who may benefit from MC4R agonism. EMANATE, our pivotal Phase 3 program comprised of four independent substudies across genetically defined MC4R‑pathway diseases, is expected to deliver topline results from each substudy in March 2026. We believe, these results, if positive, could have the potential to support regulatory approval for setmelanotide in up to four additional indications. We also expect EMANATE results, in combination with results from our completed DAYBREAK trial, to advance our understanding of which genetic variants are associated with loss of function and to inform on our approach to future clinical development. We are evaluating our next‑generation MC4R agonists, including bivamelagon and RM‑718, for further development in these populations. While each genetic MC4R pathway disease may be ultra-rare, when combined this set of diseases represents a meaningful expansion opportunity for setmelanotide and/or our next-generation assets.
In addition to our commercial and clinical priorities, we are advancing pre‑clinical research and exploring new potential indications and potential therapeutic benefits of MC4R agonism. We are advancing new product candidates for congenital hyperinsulinism (CHI), a rare genetic disease. Together, these efforts support our long‑term objective: to develop a scientifically differentiated, globally scaled company capable of delivering first‑in‑class or best‑in‑class MC4R‑mediated therapeutics to patients with rare neuroendocrine diseases across multiple geographies and therapeutic categories.
Market Overview
Severe Obesity, Hyperphagia, and the MC4R Pathway
Rare MC4R pathway diseases are distinct from general obesity. The hallmark characteristics of rare MC4R pathway diseases are severe obesity and hyperphagia, a pathological and insatiable hunger that drives a severe preoccupation with food and extreme food-seeking behaviors. Lifestyle interventions are not effective in patients with these diseases because they fail to address the underlying genetic or acquired impairment of central energy regulation and satiety. Accordingly, the discovery that the MC4R pathway regulates both energy intake (hunger) and energy expenditure has made it an important target for therapeutics. Studies have shown that injuries to the hypothalamus region of the brain in patients with certain tumors impair MC4R signaling, leading to increased hunger, reduced energy expenditure and accelerated and sustained weight gain. With a deeper understanding of this critical signaling pathway, we are taking a different approach to drug development by focusing on specific genetic variants and acquired injury affecting the MC4R pathway. We believe that this approach has the potential to provide clinically meaningful improvements in the treatment of rare obesity and hyperphagia by addressing lost function in the MC4R pathway.
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
The MC4R pathway, through its regulation of energy intake and energy expenditure, is the key physiological determinant of body weight. Genetic variants or anatomical injury or insults may lead to MC4R pathway impairment and result in severe obesity, hyperphagia (an extreme and unrelenting hunger) and reduced energy expenditure. Such MC4R pathway diseases include POMC, PCSK1, LEPR genetic deficiencies, Bardet-Biedl syndrome, Prader-Willi syndrome, acquired and congenital hypothalamic obesity. Additionally, variants of several genes may be associated with MC4R pathway disease, including SH2B1 and SRC1/NCOA1.

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
We are focused on developing our MC4R agonists, including our lead asset setmelanotide, as precision treatments for certain rare MC4R pathway diseases. In addition to acquired hypothalamic obesity, congenital hypothalamic obesity and PWS, we are evaluating setmelanotide for the treatment of obesity due to variants in a number of genes associated with the MC4R pathway. Setmelanotide has the potential to restore lost function in this pathway by activating the intact MC4R-expressing neuron downstream of the genetic impairment. In this way, we believe setmelanotide may act as restorative therapy, to restore lost signaling of the MC4R pathway.
Epidemiology Estimates of Rare MC4R Pathway Diseases
While obesity is a global epidemic, we are focused on rare MC4R pathway diseases. Impairment of the MC4R pathway is characterized by hyperphagia and rapid-onset obesity or the presence of early-onset, severe obesity. Of the tens of millions of individuals with obesity in the United States, the U.S. Center for Disease Control (CDC) estimates that there are approximately 5 million individuals whose severe obesity had onset between the ages of 2 and 5 years old. The tables below summarize the estimated prevalence for indications currently approved or under clinical investigation. These calculations rely on internal and proprietary sequencing data and current estimated responder rates to setmelanotide therapy, and they assume a U.S. population of 327 million, of which 1.7% have early-onset, severe obesity (Hales et al in JAMA – April 2018: Trends in Obesity and Severe Obesity Prevalence in US Youth and Adults by Sex and Age, 2007-2008 to 2015-2016).

Approved by the U.S. FDA and authorized by the EC and United Kingdom’s MHRA[a]

	Estimated U.S. prevalence	Estimated European prevalence
Bardet-Biedl syndrome	4,000 – 5,000[b]	4,000 – 5,000[b]
Obesity due to POMC or LEPR deficiency caused by biallelic variants in the POMC, PCSK1 or LEPR gene	~600 – 2,500	Similar prevalence as U.S.[c]
a.Authorized by the EC and MHRA for use in patients 2 years of age and older. Approved by the FDA for use in patients 2 years of age and older with monogenic or syndromic obesity.
b.For BBS, prevalence estimates vary between populations, from 1 in 100,000 in northern European populations with higher prevalence rates in some additional regions throughout the world. We estimate the number of patients with BBS in the United States is between 4,000 and 5,000, with a similar number in continental Europe and the United Kingdom (UK). These estimates are based on our patient identification efforts in the United States and Europe and our proprietary genetic sequencing data, as well as our belief that BBS, like most rare diseases, is underdiagnosed. We believe the BBS health care provider network in EU member states and the UK is particularly well-established and more advanced than in the United States, and based on field work, we believe there are approximately 1,500 patients diagnosed and being cared for at academic centers in Europe. Applying these population-adjusted identified patient populations to the United States and other countries with comparable population genetics supports our epidemiology estimates.
c.For POMC or LEPR deficiencies, we estimate European prevalence is similar to the United States. While our sequencing data include patients from the United States and Europe, at the time, we did not have a comparable number of sequencing samples from European countries, and these estimates are therefore based on applying relative population percentages to the Rhythm-derived estimates described above.
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

Setmelanotide currently being evaluated in Phase 3 trials
	Estimated U.S. population	Estimated European population
Acquired hypothalamic obesity	~10,000[d]	~10,000[e]
Congenital hypothalamic obesity	>1,000[f]	>1,000[f]
Obesity due to POMC insufficiency caused by heterozygous variants in the POMC or PCSK1 genes	6,000[g]	Similar prevalence as U.S. [g]
Obesity due to LEPR insufficiency caused by heterozygous variants in the LEPR gene	4,000 [g]	Similar prevalence as U.S. [g]
Obesity due to SRC1 deficiency caused by a variant in the NCOA1 gene (SRC1 deficiency obesity)	~20,000 [g]	Similar prevalence as U.S. [g]
Obesity due to SH2B1 deficiency caused by a variant in the SH2B1 gene or 16p11.2 deletion encompassing the SH2B1 gene (SH2B1 deficiency obesity)	~23,000 [g]	Similar prevalence as U.S. [g]

Setmelanotide currently being evaluated in Phase 2 trial

Prader-Willi syndrome	~20,000	~400,000 world wide
Obesity due a deficiency in the MC4R pathway caused by variants in the SEMA3 family, PHIP, TBX3 or PLXNA family	~65,300[g,h]	Similar prevalence as U.S.[f]
d.For acquired hypothalamic obesity in the United States, our internal Company estimates are based on reported incidence of hypothalamic obesity following craniopharyngioma and long-term survival rates, (Zacharia, et al., Neuro-Oncology 14(8):1070–1078, 2012. doi:10.1093/neuonc/nos142; and Muller, et al., Neuro-Oncology 17(7), 1029–1038, 2015 doi:10.1093/neuonc/nov044.)
e.Our European prevalence estimate for acquired hypothalamic obesity is limited to the EU4 (Germany, France, Spain, Italy), UK and the Netherlands. The total 2020 population estimates for the six key countries (EU4, the Netherlands, and UK) of 339,295,304 was used to reach a final prevalence of 0.1-0.3 in 10,000 patients. In addition, we estimate the prevalence of acquired hypothalamic obesity in Japan to be approximately 5,000 to 8,000 based on our review of tumor registries and claims data.
f.Epidemiology of congenital hypothalamic obesity is expected to be comparable between the United States and EU4 (Germany, France, Spain, Italy), United Kingdom and the Netherlands combined in the absence of specific regional data. Our internal Company estimate is driven mainly by septo-optic dysplasia (Garne, et al., European Journal of Medical Genetics 61(9):483–488, 2018. doi: 10.1016/j.ejmg.2018.05.010; and Cerbone, et al., EClinicalMedicine 19, 2020. doi: 10.1016/j.eclinm.2019.11.017.)
g.For patients with genetic variants of the MC4R pathway, the rarity and the genetic pathophysiology of our target indications means that there is no comprehensive patient registry or other method of establishing with precision the actual number of patients. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for these monogenic indications. For the four rare MC4R pathway diseases we are studying on the Phase 3 EMANATE trial (POMC insufficiency, LEPR insufficiency, SRC1 deficiency and SH2B1 deficiency), we believe that the patient populations in continental Europe and UK are at least as large as those in the United States. While our sequencing data include patients from the United States and Europe, we do not have comparable sequencing data from European countries and these estimates are therefore based on applying relative population percentages to the Rhythm-derived estimates described above. Because the published epidemiology studies for these genetic deficiencies are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly under- or overestimate the addressable population. While our projected estimates of the aggregate total addressable population continue to expand with the addition of new genes, the addressable population faces the challenges of a rare disease population. As announced on December 6, 2023, during our ‘Update on MC4R Pathway Programs’ event for investors and analysts. U.S. prevalence estimates based on results from our URO genetic testing program with samples from more than 36,000 participants, classification of variants for pathogenic, likely pathogenic and 20% of VUS and applied to established estimate of approximately 5 million people in the United States with early-onset obesity; 1. van der Klaauw et al. Cell. 2019;176:729-742.e18. 2. Marenne et al. Cell Metab. 2020;31:1107-1119.e12. 3. Bamshad et al. Am J Hum Genet.1999;64:1550-1562. 4. Ackinci et al. J Clin Res Pediatr Endocrinol. 2019;11:341-349..i. Driscoll DJ, Miller JL, Cassidy SB. Prader-Willi Syndrome. In: Adam MP, Bick S, Mirzaa GM, et al, eds. GeneReviews®. 1998:1-41. Updated December 5, 2024. Accessed December 10, 2025. https://www.ncbi.nlm.nih.gov/books/NBK1330/
Separately, there is a higher per-capita prevalence rate for hypothalamic obesity in Japan. We estimate the prevalence of acquired hypothalamic obesity in Japan to be approximately 5,000 to 8,000 based on our review of the literature, tumor registries and claims data. (https://doi.org/10.1038/s41572-022-00351- z).
Limitations of Current Therapies
Although drugs approved for general obesity potentially can be used in patients with obesity and rare MC4R pathway diseases, all currently available obesity products have limited efficacy and treat symptoms without addressing the underlying biology of MC4R impairment. For example, drugs which delay gastric emptying may cause a patient to feel full and eat less, but are also often associated with nausea and vomiting as a consequence of the delayed emptying. In the case of individuals with rare MC4R pathway diseases, these therapies also do not address the impaired signaling in this central energy regulating pathway. Similarly, metabolic and bariatric surgery which has been shown to be quite effective in the general population with obesity, may be unsuccessful in patients with rare MC4R pathway diseases for the same reason.
MC4R Pathway Program
IMCIVREE (setmelanotide)
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
The pivotal data that formed the basis for IMCIVREE’s approvals in BBS were published in the peer-reviewed journal The Lancet Diabetes and Endocrinology in November 2022. As previously disclosed, treatment with setmelanotide resulted in significant weight and hunger reductions after one year of treatment among patients with BBS. The primary endpoint was achieved by 32.3% (95% confidence interval (CI), 16.7%, 51.4%; p=0.0006) of patients ≥12 years old, all of whom were patients with BBS. Data highlights in patients with BBS (n=32) after 52 weeks of setmelanotide include:
•Fifteen (15) patients ≥18 years achieved a mean (SD) percent reduction in BMI of -9.1% (6.8%; 95% CI, −13.4%, −4.8%);
•Fourteen (14) patients <18 years achieved a mean (SD) change in BMI Z score of −0.8 (0.5; 95% CI, −1.0, −0.5), and 12 patients (85.7%) achieved ≥0.2-point reduction in BMI Z; and
•Fourteen (14) patients ≥12 years who reported hunger scores achieved reduction of -30.5% in maximal hunger score.
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
These data were published in the peer-reviewed journal The Lancet Diabetes & Endocrinology in November 2024:
•83 percent of all patients (10 of 12) achieved ≥ 0.2 reduction in BMI-Z score from baseline to week 52;
•18 percent mean reduction from baseline in BMI at week 52 (N=12);
•3.04 mean reduction from baseline in BMI-Z score at week 52 (N=12); and
•The safety profile was consistent with past trials evaluating setmelanotide.
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
Acquired hypothalamic obesity is a rare disease characterized by accelerated and sustained weight gain caused by injury to the hypothalamic region which may impair MC4R pathway signaling leading to hyperphagia, decreased energy expenditure, and severe obesity. There is an urgent need for effective treatments, as current approaches - including lifestyle interventions and general obesity pharmacotherapy - have shown limited long-term effectiveness.
Acquired hypothalamic obesity occurs most frequently after hypothalamic damage resulting from craniopharyngioma or other intracranial tumor, traumatic brain injury, stroke, or surgical resection or radiation of brain tumors. Based on results from Phase 2 and Phase 3 trials evaluating setmelanotide to treat patients with acquired hypothalamic obesity and interactions with regulatory agencies in the United States, Europe and Japan, we anticipate receiving regulatory decisions regarding potential approval and marketing authorization for acquired hypothalamic obesity in 2026 and 2027.
Lesions of the hypothalamus can derive from various types of tumors (e.g., craniopharyngiomas, gliomas, pituitary adenomas, hamartomas) or may be caused by surgeries and/or radiotherapies for the treatment of these same tumor types. These hypothalamic lesions, whether caused by the tumor itself and/or the treatment of the tumor, can disrupt the MC4R pathway. Moreover, patients with acquired hypothalamic obesity display a high degree of hyperleptinemia and hyperinsulinemia. Alpha-melanocortin stimulating hormone (α-MSH) can be detectable in blood, and its levels can change depending on different energy states; however, in patients with craniopharyngioma or post-surgical treatment for it, α-MSH levels are significantly reduced. Reduced serum α-MSH levels may suggest melanocortin pathway deficiency, which might explain obesity in these patients.
In 2025, the Phase 3 TRANSCEND trial evaluating setmelanotide for the treatment of acquired hypothalamic obesity met its primary endpoint with statistically significant and highly clinically meaningful results. This global, double-blinded, placebo-controlled, 52-week trial enrolled a primary cohort of 120 patients, an additional 11 supplemental patients and a further 12 patients in Japan and is believed to be the largest and longest study of its kind for this rare disease. Key results included:
•Patients on setmelanotide achieved a mean BMI reduction of 16.5% from baseline, compared to a 3.3% increase for placebo, resulting in a placebo-adjusted difference of 19.8% (p<0.0001);

•In adults (≥18 years), the placebo-adjusted BMI reduction was 19.2%; in patients younger than 18, it was 20.2%;
•80% of patients on setmelanotide achieved a BMI reduction of 5% or greater at 52 weeks;
•Eighty-three percent of patients achieved a 5% or greater reduction in BMI (≥18 years) or a BMI Z-score reduction of 0.2 or greater (<18 years);
•Patients 12 years and older experienced a placebo-adjusted mean change in weekly average daily maximal hunger score of -1.4 (p=0.003); and
•No new safety signals were observed; Setmelanotide was generally well tolerated, with the most common adverse events (>20% of participants) being nausea, vomiting, diarrhea, injection site reaction, skin hyperpigmentation, and headache.
Our regulatory submissions seeking label expansion for IMCIVREE to treat patients in acquired hypothalamic obesity in the United States and Europe currently are under review. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) goal date of March 20, 2026, an extension from the original assigned goal date of December 20, 2025. The FDA in October 2025 requested additional sensitivity analyses of clinical efficacy data from the Phase 3 pivotal trial in acquired hypothalamic obesity. No new data were requested. The additional information was deemed a ‘major amendment,’ which allows for additional time for the FDA to review. The major amendment did not include any information relating to the safety or manufacturing of setmelanotide. The EMA confirmed validation of our Type II variation submission to the Marketing Authorization Application (MAA) for setmelanotide for the same indication. The application review began on August 16, 2025, by the Committee for Medicinal Products for Human Use (CHMP), which will issue an opinion to the European Commission (EC) regarding potential approval.
In addition to the United States and Europe, we plan to seek marketing authorization in Japan for setmelanotide to treat patients with acquired hypothalamic obesity given the significant unmet need there. Our review of certain tumor registries and claims data in Japan point to a higher per-capita prevalence and incidence rate of this disease than in Europe and the United States. We estimate there are approximately 5,000 to 8,000 patients in Japan with acquired hypothalamic obesity. In January 2025, we announced that we completed enrollment in a supplemental cohort of 12 Japanese patients, which we added to our global Phase 3 trial in acquired hypothalamic obesity. We expect to read out topline results for these data from this Japanese cohort in March 2026. We plan to use efficacy and pharmacokinetic (PK) data from this cohort as part of our registration package seeking approval from Japan’s Pharmaceuticals and Medical Devices Agency (PMDA). We aligned on this approach based on previous discussions with PMDA. In March 2025, we received orphan drug designation from Japan’s Ministry of Health, Labor and Welfare (MHLW) for setmelanotide as a treatment for acquired hypothalamic obesity.
The pivotal Phase 3 trial followed positive efficacy results from our 18-patient, 16-week Phase 2 trial, as well as data demonstrating durable and deepening weight loss in patients who transitioned from the Phase 2 trial to our open-label, long-term extension trial. The primary endpoint was the proportion of patients who achieved a 5% or greater reduction in BMI after 16 weeks of treatment. Hunger was also assessed daily, as self-reported by individual patients. These data were published in the peer-reviewed journal The Lancet Diabetes & Endocrinology in April 2024. In this trial, we observed a consistent reduction in body weight and hunger in all adherent patients. Results demonstrated:
•89% (16 of 18) of patients achieved the primary endpoint;
•78% (14 of 18) of patients achieved a 10% or greater reduction in BMI at 16 weeks;
•Mean percent reduction in BMI was 15% from baseline;
•In pediatric patients (n=13), the mean (standard deviation (SD)) BMI Z score at Week 16 was 2.7 (1.3), a reduction of 1.3 (1.0) points from baseline; and
•Mean (SD) most hunger score at baseline was 6.6 (1.6), compared with 3.7 (2.5) at Week 16, for a reduction of –2.9 (2.3) points or 45% for patients ≥12 years of age (n=11).
The publication also included preliminary data from our long-term extension of the Phase 2 study . These data show patients with hypothalamic obesity (n=12) achieved mean BMI reduction of approximately 26% at one year on setmelanotide treatment. Consistent with prior experience, setmelanotide was generally well tolerated. The most common adverse events (AEs) in the primary trial included nausea (61.1%), vomiting (33.3%), skin hyperpigmentation (33.3%), diarrhea (22.2%), and COVID-19 (22.2%). Two patients discontinued due to AEs and a third patient was non-compliant. No new safety concerns were observed during the long-term extension trial.
Based on the efficacy data from the Phase 2 trial, setmelanotide was granted pre-marketing early-access authorization (AP1) for use in patients with hypothalamic obesity in France in 2023, a program which has provided real-world evidence supporting the potential efficacy of setmelanotide in this patient population. This approval was issued by the French National Agency for Medicines and Health Products Safety (ANSM) and the French National Authority for Health (HAS) under the AP1 program, which allows early access to innovative therapies prior to European regulatory approval when no alternative treatments exist, and a positive benefit-risk profile is recognized. In May 2025, physicians from Sorbonne University in Paris presented data from patients in the early-access programs in France at the first-ever Joint Congress between the European Society for Paediatric Endocrinology and the European Society of Endocrinology (ESPE-ESE). These presentations detailed real-world data from 30 patients with acquired hypothalamic obesity (10 patients younger than 18; 20 patients 18 or older) on setmelanotide therapy for up to nine months at 14 different treatment centers in France.
Of the 20 adult patients with acquired hypothalamic obesity treated with setmelanotide therapy in France:
•Across all patients, there was an overall -11.9% mean change in body mass index (BMI) from baseline at month 3;
•Ten (n=10) who reached month 6 on therapy achieved -19.2% mean change in BMI; and
•Eight (n=8) who reached month 9 on therapy achieved -23.0% mean change in BMI; and
•Adult patients reported meaningful decreases in hunger scores after 3 and 6 months of treatment with setmelanotide.
For pediatric patients with acquired hypothalamic obesity treated with setmelanotide, BMI z-score (a measure that represents standard deviations of a child’s BMI that corrects for age and sex) decreased from baseline at all timepoints analyzed. A clinically meaningful reduction in BMI z-score is defined as a ≥0.2-point reduction. Data from these pediatric patients include:
•Ten (n=10) pediatric patients who reached month 3 on therapy achieved a mean BMI z-score decrease of 0.3 from baseline;
•Seven (n=7) pediatric patients who reached month 6 on therapy achieved a mean BMI z-score decrease of 0.4 decrease from baseline; and
•Two (n=2) pediatric patients who reached month 9 on therapy achieved a mean BMI z-score decrease of 0.4 from baseline.
Congenital hypothalamic obesity
Congenital hypothalamic obesity is a rare disease caused by certain brain abnormalities that may impair the function of the MC4R pathway, which regulates satiety or food intake and energy expenditure. It is a severe, refractory obesity that is underdiagnosed and not widely understood with high unmet need as there are no approved treatment options. It is often associated with pituitary and hypothalamic dysfunction. Unlike acquired hypothalamic obesity – which is known to be caused by certain brain tumors and their treatment – there is little recognition and/or understanding of congenital hypothalamic obesity and its different causes, as the connection between the severe obesity and MC4R pathway in the hypothalamus may not be evident.
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

U.S. and European experts have highlighted an urgent, unmet medical need for therapeutic options for patients with congenital hypothalamic obesity, as none are approved for this heterogenous patient population. At French hospitals that are participating in the early-access program mentioned above, physicians have initiated setmelanotide therapy to treat several patients with congenital hypothalamic obesity. In May 2025 at the 32nd annual European Congress on Obesity (ECO), French physicians shared data from five patients with congenital hypothalamic obesity, including four patients who reached six months on setmelanotide therapy, as part of a broader presentation on hypothalamic obesity. Highlights included:
•Four (n=4) pediatric patients who reached month 3 on setmelanotide therapy achieved a mean BMI z-score decrease of -0.2 from baseline; and
•Three (n=3) pediatric patients who reached month 6 on setmelanotide therapy achieved a mean BMI z-score decrease of -0.4 from baseline; and
•One adult patient with congenital hypothalamic obesity achieved a -14.8% BMI reduction baseline at month 6 of setmelanotide therapy.
It was based on early case reports from French hospitals participating in the early-access program that led us to add a 34-week substudy, which is designed to evaluate setmelanotide in approximately 39 patients with congenital hypothalamic obesity aged 4 years and older as a protocol amendment to our ongoing Phase 3 trial evaluating setmelanotide in patients with acquired hypothalamic obesity. We anticipate completing enrollment in this substudy in congenital hypothalamic obesity, which is independent from the pivotal Phase 3 trial cohort in acquired hypothalamic obesity, in the second half of 2026.
Development of Setmelanotide as a Treatment for Prader-Willi Syndrome
In December 2025, we disclosed positive preliminary results from our ongoing, exploratory Phase 2 trial of setmelanotide in patients with PWS. Based on these preliminary results, we are pursuing development of both setmelanotide and RM-718, one of our two next-generation MC4R agonists, for PWS, a rare genetic disease that results in a number of physical, mental and behavioral problems. Key features of PWS include an excess weight gain due to a combination of low resting energy expenditure and severe, constant hyperphagia with onset in early-mid childhood. There are currently no approved therapies that effectively reduce the extreme hyperphagia or address low resting energy expenditure experienced by patients with PWS, which, if not managed by stringent food restrictions and environmental controls, often results in life-threatening obesity. Approximately 20,000 people in the United States and approximately 400,000 people worldwide are estimated to be living with this disease.
While the underlying etiology of hyperphagia and excess weight gain in PWS is multifactorial, there remains a logical biological justification for MC4R agonism in this patient population. The critical chromosomal region relevant for PWS contains genetic regions that may impact signaling within the MC4R pathway. Relevant mouse models recapitulate the hyperphagia phenotype seen in PWS (Polex-Wolf J et al 2018). Disruption of MAGEL2 expression, a gene within the PWS region, leads to defective leptin sensing in POMC neurons (Mercer et al. PLoS Genet. 2013;9:e1003207. 7. Pravdivyi et al. Hum Mol Genet. 2015;24:4276-4283). Interestingly, there was a potential efficacy signal in some patients with a MAGEL2 variant in our Phase 2 DAYBREAK trial (Ortiz et al 2024). Finally, patients with PWS may have a reduced response to leptin on POMC neurons and consequently reduced MC4R pathway activity (Miller 2020). Notably, deletions in this region have been shown to be associated with decreased expression of PCSK1, which encodes a key prohormone convertase enzyme in the MC4R pathway (https://pubmed.ncbi.nlm.nih.gov/27941249/). We believe setmelanotide, a potent MC4R agonist, has the potential to restore signaling and regulation of hunger, energy expenditure, and weight.
In 2016, we completed a Phase 2 trial that evaluated setmelanotide in patients (N=40) with PWS 16-65 years of age. The study had co-primary endpoints of weight and hyperphagia after 4 weeks of placebo or one of three arms on setmelanotide therapy (0.5mg, 1.5mg or 2.5mg). No statistically significant treatment differences were observed for the co-primary endpoints. The AEs reported in this study were consistent with those reported in other setmelanotide trials. The most common AEs reported thought to be related to setmelanotide were injection site reactions. We came to believe that this 2016 trial was too short, enrolled too few patients and used sub-optimal dosing levels of setmelanotide to be conclusive. Therefore, in early 2025, we initiated a new open-label, exploratory trial. We enrolled 18 patients with PWS aged 6-65 years old with a BMI ≥30 kg/m2 for patients ≥18 years of age or BMI ≥95th percentile for age and sex for patients younger than 18.

On December 11, 2025, we disclosed preliminary results that showed setmelanotide therapy demonstrated potential therapeutic benefit with BMI and hyperphagia reductions in patients with PWS at Month 3 (n=8) and Month 6 (n=5); Highlights from these preliminary results, as of a cut-off date of Nov. 14, include:
•Six (6) of 8 patients who reached Month 3 of setmelanotide therapy achieved BMI reductions from baseline;
•Three (3) of 5 patients who reached Month 6 of setmelanotide therapy achieved reductions in BMI, with two seeing deeper reductions versus Month 3 and one unchanged;
•Six (6) of 7 evaluable patients who reached Month 3 of setmelanotide therapy achieved meaningful reduction in Hyperphagia Questionnaire for Clinical Trials1 (HQ-CT) scores; one patient’s baseline and Month 3 HQ-CT score was 0, therefore not evaluable; and
•Safety and tolerability results have been consistent with setmelanotide’s well-established clinical profile.
The 52-week trial remains ongoing. Seventeen (17) of the 18 patients enrolled remain on active setmelanotide therapy. We anticipate announcing six-month results from 18 patients from the ongoing Phase 2 trial in the first half of 2026 and potentially advancing setmelanotide to a registrational trial for PWS. In addition, we have initiated a Part D arm in the Phase 1 trial of MC4R agonist RM-718 that will enroll up to 20 patients with PWS. We began screening patients with PWS for enrollment in December 2025, and we anticipate completing enrollment in the second half of 2026.
Clinical Development to Address Additional Genetically-caused MC4R Pathway Diseases
We also are advancing a broad clinical development program evaluating setmelanotide, and we are leveraging the largest known DNA database focused on obesity—with approximately 120,000 sequencing samples as of December 2025—to improve the understanding, diagnosis and care of people living with hyperphagia and severe obesity due to certain variants in genes associated with the MC4R pathway. There remains a significant unmet need with no effective therapeutic options for patients with these rare MC4R pathway diseases, and we believe setmelanotide has the potential to address the hyperphagia and severe obesity associated with these rare genetic diseases.
Phase 3 EMANATE Trial
The ongoing pivotal Phase 3 EMANATE clinical trial is a randomized, double-blind, placebo-controlled trial, designed to evaluate setmelanotide therapy over a 52-week period in four independent substudies in patients with obesity due to: a heterozygous variant of the POMC/PCSK1 genes or LEPR gene and certain variants of the SRC1 gene or the SH2B1 gene. We anticipate reading out topline data from this trial in March 2026.
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
Based on enrollment and our understanding of the variant classification associated with each of these four genes, we consider the two most encouraging substudies to be POMC and/or PCSK1 (n=79) and SH2B1 (n=121). The

epidemiology estimates for these two genetic indications suggest that approximately 29,000 U.S. patients with one of these genetic deficiencies have the potential to respond to setmelanotide. The epidemiology for the additional two genetic indications enrolled in this trial, SRC1 (n=73) and LEPR (n=23), suggest as many as 24,000 U.S. patients with one of these genetic deficiencies may have the potential to respond to setmelanotide. However, the vast majority of genetic variants of the SRC1 gene are classified as VUS and mostly benign; similarly, pathogenic or likely pathogenic variants of the LEPR gene are ultra-rare. The trial design with four independent substudies allows for independent data readouts and potential registration for each genetic cohort on its own. As the SRC1 and LEPR substudies are under-enrolled and therefore underpowered, it is likely that we would need to complete additional studies in order to seek regulatory approval for these genetic indications. We believe the SH2B1 and POMC/PCSK1 substudies are sufficiently enrolled and powered to seek registration, pending success. The primary endpoint for each substudy is the difference in mean percent change in BMI from baseline to 52 weeks in setmelanotide arm compared to placebo arm. We anticipate reporting topline data in the first quarter of 2026.
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
PPL HET Obesity (POMC, LEPR, PCSK1) highlights included:
•Overall, 12 of 35 patients (34.3%) achieved the primary endpoint. This full analysis includes six patients who withdrew early;
•Mean reduction from baseline in body weight over three months across all 35 patients was -3.7%, which includes both clinical responders and non-responders; and
•Among the 12 patients who achieved the primary endpoint (responder group), the mean reduction from baseline in body weight over three months was -10.1%.
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
•Patients with PPL HET obesity were stratified into three pre-specified cohorts by classification of their genetic variants according to ACMG guidelines;
•Four of eight patients (50.0%) with a pathogenic or likely pathogenic variant achieved greater than 5% weight loss over three months;
•Four of eight patients (50.0%) with the N221D variant of the PCSK1 gene achieved greater than 5% weight loss over three months; and
•Four of 19 patients (21.1%) with a variant of unknown significance (VUS) achieved greater than 5% weight loss over three months.
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
Specifically, in the SRC1 cohort, a total of 30 patients with obesity and deficiency in the SRC1 gene were enrolled in the full analysis set of this study. These patients had a mean BMI of 45.4 kg/m2 or BMI Z of 3.0 at baseline. Highlights of these data, as of a cut-off date of March 16, 2021, include:
•Nine of 30 (or 30%) of patients achieved a clinically meaningful response to setmelanotide at three months, as defined by weight loss of 5% or greater from baseline, or for patients under 18 years old, a reduction of at least 0.15 in BMI Z score:
◦In adult patients 18 years or older, six of 20 (or 30%) achieved 5% or greater weight loss at three months;
◦In patients younger than 18 years, three of 10 (or 30%) achieved a BMI Z reduction of 0.15% or more at three months.
•Across all enrolled patients, the mean overall weight loss from baseline to three months among patients 18 years and older (a sample of 20) was -4.0% (a standard deviation of 3.3%), and the mean overall BMI Z score reduction from baseline to three months among patients younger than 18 years (n=10) was -0.21 (a standard deviation of 0.23).
In addition, these interim data showed a clear separation between patients who responded to setmelanotide treatment at three months and those who did not:
•The mean body weight reduction for adult patients who responded (n= 6) was 7.9% (90% confidence interval (CI), −9.7 to −6.0), as compared to 2.3% (90% CI, −3.2 to −1.4) for adult patients who did not respond (a sample of 14);
•The mean BMI Z reduction for patients younger than 18 years who responded (n= 3) was 0.48 (90% CI, −0.95 to −0.01), as compared to 0.09 (90% CI, −0.11 to −0.07) for those who did not respond (n= 7).
In the SH2B1 cohort, a total of 35 patients with obesity and 16p11.2 deletions that include the SH2B1 gene or deficiency in the SH2B1 gene were enrolled in the full analysis set of this study. These patients had a mean BMI of 47.2 kg/m2 or BMI Z of 3.6 at baseline. Highlights of these interim data, as of a cut-off date of March 16, 2021, include:
•Fifteen of 35 (or 42.9%) of patients achieved a clinically meaningful response to setmelanotide at three months, as defined by weight loss of 5% or greater from baseline, or for patients under 18 years old, a reduction of at least 0.15 in BMI Z score:
◦In patients 18 or older, eight of 22 (or 36.4%) achieved 5% or greater weight loss at three months;
◦In patients younger than 18 years, seven of 13 (or 53.8%) achieved a BMI Z reduction of 0.15% or more at three months.
Across all enrolled patients, the mean overall weight loss from baseline to three months among patients 18 years and older (n= 22) was -3.1% (a standard deviation of 3.9%), and the mean overall BMI Z score reduction from baseline to three months among patients younger than 18 years (n= 13) was -0.15 (a standard deviation of 0.13). In addition, the interim data showed a clear separation between patients who responded to setmelanotide treatment at three months and those who did not:
•The mean body weight reduction for adult patients who responded (n= 8) was 7.2% (90% CI, −8.6 to −5.8), as compared to 0.8% (90% CI, −1.9 to 0.3) for adult patients who did not respond (n= 14);
•The mean BMI Z reduction for patients younger than 18 years who responded (n= 7) was 0.25 (90% CI, −0.29 to −0.21), as compared to 0.03 (90% CI, −0.08 to 0.02) patients younger than 18 years who did not respond (n= 7).

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
On November 4, 2024, we presented topline data from the DAYBREAK trial at ObesityWeek® 2024 in San Antonio, Texas. Results from Stage 2 showed:
•A significantly higher proportion of patients in the setmelanotide arm achieved or maintained 5% BMI reduction from baseline through the end of Stage 2 compared with the placebo arm (84.4% vs. 29.4%, p=0.001); a -12.4% mean percent BMI reduction was observed for all patients (n=29) on continuous setmelanotide therapy of 40 weeks;
•Change in BMI between baseline and the end of stage 2 was variable between gene cohorts, with the most consistent pattern of response seen in patients with PHIP variants.
•Other encouraging responses were observed from the SIM1, MAGEL2, PLXNA(1-4), and SEMA3(A-G) genes; and
•Setmelanotide was well tolerated with no new safety concerns.
During our “Update on MC4R Pathway Program” event on December 6, 2023, we announced data from the Stage 1 open-label part of DAYBREAK, which demonstrated potential efficacy in patients in multiple genetically-defined cohorts. We presented data from the full analysis set for DAYBREAK, which included 164 patients. A total of 112 patients completed the 16-week Stage 1 of the Phase 2 trial, with 52 patients who discontinued. The rates of response from Stage 1 of the trial were:
•30% of patients (12 of 40) with variants in the SEMA3 gene cohort;
•35.6% of patients (16 of 45) with variants in the PLXNAs gene cohort;
•56.3% of patients (9 of 16) with variants in the PHIP gene cohort;
•40% of patients (2 of 5) with variants in the TBX3 gene cohort;
•30% of patients (3 of 10) with variants in the MAGEL2 gene cohort; and

•25% of patients (5 of 20) with variants in the SIM1 gene cohort.
For those who completed Stage 1, the rates of response of patients who achieved a BMI reduction of greater than 5% from a post-hoc analysis were:
•44.4% of patients (12 of 27) with variants in the PLXNs gene cohort;
•61.5% of patients (16 of 26) with variants in the SEMA3 gene cohort; and
•69.2% of patients (9 of 13) with variants in the PHIP gene cohort.
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
Weekly Formulation of Setmelanotide
In collaboration with Camurus AB, or Camurus, we have developed a once-weekly, long-acting formulation of setmelanotide using FluidCrystal® technology. When injected subcutaneously, aqueous body fluid may be absorbed by the excipient lipid phase, which may then form a gel-like depot consisting of liquid crystals formed in situ leading to slow diffusion of setmelanotide from the depot. While we believe that this formulation may be more convenient and less burdensome than setmelanotide, which is a once-daily administration, for patients and their families, we have paused development in favor of advancing RM-718. In the event RM-718 shows positive efficacy and safety results, we will discontinue development of the weekly formulation of setmelanotide. Concurrently, we are engaging with applicable regulatory authorities to address the impact of our discontinuing development of the weekly formulation of setmelanotide, which was a component of our pediatric investigation plan, or PIP, in the EU (and the United Kingdom). In Q1 2025 we submitted a request to modify the PIP to remove elements related to the weekly formulation with agreement received in Q2 2025.
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
Over the course of our clinical development program, a total of 1,073 patients who participated in our trials have received the daily or weekly formulation of setmelanotide, including 31 patients who had been on setmelanotide therapy for more than five years, as of November 24, 2025 (excluding commercial therapy):

Duration of Setmelanotide Therapy	Number of patients
<1 year	709
>1 year	364
>2 years	218
>3 years	126
>4 years	66
>5 years	31
Total	1,073
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
Life Cycle Management and Pipeline Expansion
In addition to setmelanotide, we have two earlier-stage investigational MC4R agonists in clinical development, RM-718, formulated for weekly administration, and bivamelagon (formerly LB54640), an oral small molecule. These investigational assets were designed to be selective for the MC4R and MC1R functionally sparing (in order to not cause hyperpigmentation). In 2025, we made significant progress in each program, with bivamelagon achieving proof-of concept in a Phase 2 trial in hypothalamic obesity and RM-718 now being evaluated in a Phase 1/2 trial for both hypothalamic obesity and PWS. In addition, we are advancing potential candidates for CHI, a rare genetic disease.
Bivamelagon, an oral MC4R agonist
On January 4, 2024, we announced that we entered into a global licensing agreement with LG Chem, Ltd., or LGC, a leading global company headquartered in South Korea that specializes in life sciences as one of its core businesses, for bivamelagon, an investigational oral small molecule MC4R agonist now in a Phase 2 clinical trial. The development of an effective oral therapy for treating MC4R pathway diseases has been a major goal for the industry, and we believe the data generated to date suggests bivamelagon has the potential to address MC4R pathway diseases without hyperpigmentation or cardiovascular side effects. We believe our deep developmental experience and global commercial presence uniquely position us to develop this molecule with the goal of offering a portfolio of treatment options to patients struggling with hyperphagia and severe obesity enabling the treatment that is right for them.

In a Phase 1 trial in healthy overweight adults, bivamelagon demonstrated dose-dependent weight reduction. Bivamelagon also demonstrated favorable safety results in the trial, with no changes in blood pressure or heart rate observed and no hyperpigmentation observed. In addition, bivamelagon has received orphan drug designation from FDA for the treatment of LEPR deficiency.
In July 2025, we announced that bivamelagon achieved statistically significant, clinically meaningful BMI reductions in patients with hypothalamic obesity in a placebo-controlled, Phase 2 trial. These results were consistent with BMI reductions achieved with setmelanotide therapy in similar patient populations in past trials. In the 14-week, double-blind, four-arm, placebo-controlled portion of the trial, bivamelagon achieved:
•-9.3% BMI reduction from baseline in the 600mg cohort (n=8) (p-value=0.0004);
•-7.7% BMI reduction from baseline in the 400mg cohort (n=7) (p-value=0.0002);
•-2.7% BMI reduction from baseline in the 200mg cohort (n=6) (p-value = 0.0180); and
•BMI for patients in the placebo cohort (n=7) increased by 2.2% over 14 weeks.
In a post-hoc analysis comparing the randomized Phase 2 results to results from prior setmelanotide trials, bivamelagon demonstrated BMI reductions consistent with BMI reductions achieved with setmelanotide therapy as observed in similar patient populations at comparable dosing durations. In this post-hoc comparison of the subset of setmelanotide patients who demonstrated study compliance and were not on concomitant glucagon-like peptide-1 (GLP-1) therapy (no patients who enrolled in the Phase 2 bivamelagon trial were on concomitant GLP-1 therapy), setmelanotide and bivamelagon achieved:
•-9.7% and -10.5% mean BMI reductions achieved in a pooled patient population (n=59; n=64) from Phase 2 and Phase 3 trials of setmelanotide therapy at 12 weeks and 16 weeks, respectively; as compared to:
•-8.8% and -10.1% mean BMI reductions achieved in patients (400mg n=6; 600mg n=7) at 14 weeks of bivamelagon therapy.
In addition, patients reported meaningful reductions in their ‘most’ hunger scores at 14 weeks on therapy compared to placebo, consistent with past setmelanotide trials and MC4R agonism. Patients in the 600mg (n=8) and 400mg (n=6) cohorts achieved a mean reduction greater than 2.8 points in their ‘most’ hunger scores measured on a 10-point scale at 14 weeks of bivamelagon therapy. Six patients in the 200mg arm achieved a mean reduction of 2.1 points in their ‘most’ hunger score, while patients on placebo therapy reported a mean increase of 0.8 points in their mean ‘worst’ hunger score.
Bivamelagon demonstrated safety and tolerability results consistent with MC4R agonism and mechanism of action during the placebo-controlled portion of the trial. During the placebo-controlled portion of the trial, one patient discontinued therapy due to a serious adverse event. The most common reported adverse events were episodes of diarrhea and nausea, the vast majority of which were mild or grade 1. There were reports of mild, localized hyperpigmentation from four patients, including one patient on placebo. A total of 27 patients completed the 14-week, placebo-controlled portion of the trial, and 26 of them transitioned into the open-label extension of the trial and remained in that portion of the trial, as of July 7, 2025.
With these results in hand, we plan to seek input from U.S. and EU regulatory authorities on a Phase 3 trial design to advance bivamelagon in acquired hypothalamic obesity. In addition, we are refining the formulation of bivamelagon potentially to improve tolerability ahead of initiating a Phase 3 trial. We anticipate initiating this Phase 3 trial to evaluate bivamelagon for the treatment of hypothalamic obesity in 2026.
RM-718, a next generation MC4R peptide agonist
Our MC4R peptide agonist for weekly administration, the new chemical entity, RM-718, has demonstrated the potential to reduce body weight and hunger, with favorable safety results observed in preclinical studies. RM-718 is designed to be more MC4R selective and MC1R functionally sparing with the potential to not cause hyperpigmentation. In a series of pre-clinical studies, RM-718 reduced overall body weight, body weight gain and food consumption in animal models. We initiated a Phase 1 in-human trial in the first quarter of 2024, including a multiple-ascending dose study in patients with hypothalamic obesity.

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
Our Phase 1/2 clinical trial of RM-718 remains ongoing. This 1 trial is a four-part study to evaluate safety, tolerability and PK. The study consists of Part A: single ascending doses (SAD) of RM-718 in healthy participants 18 to 55 years old with obesity; Part B: multiple ascending doses (MAD) of RM-718 in healthy participants 18 to 55 years old with obesity; and Part C: MAD of RM-718 in patients 12 to 65 years old with hypothalamic obesity. Cohorts in Parts A and B are double-blind, placebo-controlled, and randomized 2:1. Study participants will receive one weekly dose of either RM-718 or placebo in Part A, four weekly doses of either RM-718 or placebo in Part B.
In Parts C and D of this Phase 1/2 trial, we are evaluating RM-718 in patients with hypothalamic obesity and PWS, respectively. In Part C, we plan to enroll up to 30 patients with acquired hypothalamic obesity for 16 weeks, and patients may continue on therapy for up to 52 weeks. We anticipate completing enrollment in Part C of this trial in the first quarter of 2026. For Part D, we plan to enroll up to 20 patients with PWS. We began screening patients with PWS for enrollment in December 2025, and we anticipate completing enrollment in the second half of 2026.
Nonclinical studies of RM-718 demonstrated significant and stable reduction of body weight (-12.9%) and body weight gain, reduced food, and water consumption (~ -25%) and improvement in insulin sensitivity without any pharmacological effects on the cardiovascular and respiratory systems. Studies in rodents (diet induced obese rats and mice including obese Zucker rats and Sprague Dawley rats) also demonstrated that RM-718 suppressed food intake and weight gain.
Nonclinical toxicology studies of RM-718 administered for 28 days were conducted in rats and cynomolgus monkeys with doses up to 30 mg/kg. RM-718 was well tolerated in rats and monkeys, with no evidence of systemic toxicity. RM-718-related clinical observations of hyperpigmentation of skin on the muzzle in monkeys were rare (observed in only one monkey at the 30 mg/kg dose). Microscopic analysis showed minimal to moderate increased pigment of the epidermis of the skin of the muzzle at ≥10 mg/kg/doses, and we believe this result is probably species-specific and the result of MC1R stimulation. We believe completed chronic toxicology studies in non-human primates (NHP) and rats (39 and 26 weeks, respectively) support long-term dosing in patients.
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
Congenital Hyperinsulinism Program
In February 2023, we completed the acquisition of Xinvento B.V., or Xinvento, a Dutch private limited liability company based in the Netherlands, through our wholly-owned subsidiary Rhythm Pharmaceuticals Netherlands B.V., a Dutch private limited liability company. Xinvento was founded in 2021 to identify and develop novel investigational therapeutic candidates designed to improve the care of patients and families living with CHI.
CHI is a rare disease that we believe is well aligned with our corporate strategy and broadens our focus into an adjacent endocrine indication with a high unmet need. CHI is the most frequent cause of severe, random and persistent hypoglycemia in newborns and children. Hypoglycemia results from an over-secretion of insulin, which causes blood sugar levels to fall dangerously low. Without proper and immediate treatment, patients with CHI may suffer seizures, coma, or even death and, longer term, children may experience developmental delays, epilepsy, cerebral palsy, and other neurological damage. Available treatments are suboptimal in terms of safety, tolerability and effectiveness. Patient and family surveys conducted by Congenital Hyperinsulinism International, a global patient advocacy organization, demonstrate that hypoglycemic (low blood sugar) levels are occurring one or more times per day in 48% of patients, and up to once a week in an additional 20% of patients, in each case, despite being on standard of care. In the United States, the estimated incidence rate for CHI is 1:29,000 to 1:31,000, according to the literature. With the acquisition, Rhythm acquired a suite of assets designed to treat patients with this disease. In our CHI Program, we are focused on identifying and nominating a development candidate to advance into IND-enabling studies. We anticipate nominating a development candidate in 2026.
Genetic Sequencing and Patient Finding
We continue to expand our sequencing efforts in individuals living with early-onset, severe obesity to support research, patient finding and community building efforts to better understand rare MC4R pathway diseases. Our obesity DNA database contains sequencing data from approximately 120,000 individuals, as of December 31, 2025. Our sequencing data has come from four distinct sources in recent years: the Genetic Obesity ID | Genotyping Study, a global network of collaborations with obesity researchers with individual sample collections, institutional biobanks and Uncovering Rare Obesity (URO) or Rare Obesity Advanced Diagnosis (ROAD) programs.
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
The ROAD program outside the United States mirrors the URO program as it is designed to increase awareness of rare MC4R pathway diseases caused by genetic variants and support patient identification in the International region. We collect samples from individuals with severe obesity from seven countries, including Spain, Italy, Ireland, Israel, Turkey and Germany. Our partner CGC Genetics Unilabs conducts genetic testing for ROAD. This program covers the cost of the test, the kit and shipment.
As of the end of 2025, we have collected samples from approximately 120,000 individuals with severe obesity, primarily through our URO and ROAD programs, which now are our primary source of sequencing samples.
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
We have achieved market access or named patient sales for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. To date, we have had named patient sales in Austria, Greece, Russia, Switzerland and Turkey, among other countries.
Pending regulatory approvals, we anticipate launching IMCIVREE for acquired hypothalamic obesity in the United States in 2026, based on our FDA-assigned Prescription Drug User Fee Act (PDUFA) goal date of March 20, 2026. Regulatory review for our Type II variation submission is also ongoing in Europe. We anticipate disclosing topline data from a 12-patient Japanese cohort of our Phase 3 trial evaluating setmelanotide for acquired hypothalamic obesity in March 2026, and pending positive data, completing a new drug application submission in Japan. Regulatory decisions in Europe and Japan are anticipated later in 2026 or 2027.
While we are focused on commercial access for IMCIVREE, we are working with the broader community of patients and families, physicians, scientists and more to engage with them on the impact of hyperphagia and severe obesity caused by rare MC4R pathway diseases. Individually, populations with each of these MC4R pathway diseases are rare, and affected patients face many of the same challenges as any classically rare disease patient populations. There is little or no awareness about rare MC4R pathway diseases, and the patients suffering from them are often lost in the health care system, with limited educational resources and no effective treatments for their condition. All our efforts and services described above are designed to address the challenges of rare diseases and lay the groundwork for potential future launches, with a focus on scalability.
Competition
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. See “Item 1A. “Risk Factors—Risks Related to the Commercialization of IMCIVREE and, if Approved, our Products Candidates—Our industry and the obesity market in particular is intensely competitive. If we are not able to compete effectively against current and future competitors, we may not be able to generate revenue from the sale of IMCIVREE, our business will not grow and our financial condition and operations will suffer.”
Currently, IMCIVREE is the only approved treatment for weight management in patients with obesity due to BBS or POMC, PCSK1 or LEPR deficiencies, and there are no other approved treatments for addressing hyperphagia related behaviors of patients with rare MC4R pathway diseases. Metabolic and bariatric surgery may be less effective at achieving long-term weight loss in patients with MC4R pathway diseases given that hyperphagia increases risk of weight regain. Also, existing therapies indicated for general obesity and those in clinical development for the same, such as incretin therapies that target the receptors for the hormones glucagon-like peptide-1 (GLP-1) and glucose-stimulated insulinotropic polypeptide (GIP), do not specifically target or restore function impaired by genetic deficiencies and trauma to the hypothalamus that disrupt MC4R pathway signaling, which we believe is a root cause of hyperphagia and obesity in patients with these diseases. Studies such as the SURMOUNT 1 study, which served as the basis of the FDA approval of tirzepitide for obesity, specifically excluded patients with: “obesity induced by other endocrinologic disorders or monogenetic or syndromic forms of obesity.” At present, we are aware of multiple ongoing research and development programs for general obesity with various new mechanisms of action including some MC4R agonists. Several companies report having early-stage programs that are exploring MC4R agonism, with the majority being in the pre-clinical or discovery phase. New competitors may emerge which could limit our business opportunity in the future.

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
Under the terms of the Ipsen license agreement, Ipsen is eligible to receive payments of up to $40.0 million upon the achievement of certain milestones in connection with the development, regulatory approval and commercialization of applicable licensed products, and royalties on future sales of the licensed products. Substantially, all of the aggregate payments under the Ipsen license agreement are for milestones that may be achieved no earlier than first commercial sale of the applicable licensed product, and as of December 31, 2025, we have paid $4.0 million in clinical and regulatory milestones and $9.0 million in commercial milestones. Royalties in the mid-single digits on future sales of the applicable licensed products will be due under the Ipsen license agreement on a licensed product-by-licensed product and country-by-country basis until the later of the date when sales of a licensed product in a particular country are no longer covered by patent rights licensed pursuant to the Ipsen license agreement and the tenth anniversary of the date of the first commercial sale of the applicable licensed product in the applicable country. The term of the Ipsen license agreement continues until the expiration of the applicable royalty term on a country-by-country and product-by-product basis. Upon expiration of the term of the agreement, the licensed rights granted to us under the agreement, to the extent they remain in effect at the time of expiration, will thereafter become irrevocable, perpetual and fully paid-up licenses that survive the expiration of the term. We have a right to terminate the license agreement at any time during the term for any reason on 180 days’ written notice to Ipsen. Ipsen has a right to terminate the agreement prior to expiration of its term for our material breach of the agreement, our failure to initiate or complete development of a licensed product or our bringing an action seeking to have an Ipsen license patent right declared invalid. Upon any early termination of the license agreement not due to Ipsen’s material breach, all licensed rights granted under the license agreement will terminate.
Camurus
In January 2016, we entered into a license agreement for the use of Camurus’ drug delivery technology, FluidCrystal®, to formulate setmelanotide in collaboration with Camurus. Under the terms of the agreement, Camurus granted us a worldwide license to the FluidCrystal® technology to formulate setmelanotide and to develop, manufacture, and commercialize this new formulation for once-weekly dosing, administered as a subcutaneous injection. The license granted to us is specific to the FluidCrystal® technology incorporating setmelanotide. Under the terms of the license agreement, we are responsible for manufacturing, development, and commercialization of the setmelanotide FluidCrystal® formulation worldwide. Camurus received a non-refundable and non-creditable upfront payment of $0.5 million in January 2016, and is eligible to receive progressive payments of approximately $65.0 million, of which the majority are sales milestones. As of December 31, 2025, we have made $2.3 million of milestone payments to Camurus. In addition, Camurus is eligible to receive tiered, mid to mid-high, single-digit royalties on future sales of the product.
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
In connection with our entry into the license agreement with LGC, we paid LGC $40.0 million in cash and issued shares of our common stock with an aggregate value of $20.0 million. The shares were issued at a per share price equal to the ten-day volume weighted-average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024. On July 1, 2025, we made the final payment for fixed consideration of an additional $40.0 million, which under the terms of the license agreement was due and payable 18 months after the effective date of the license agreement.
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
Patents and Proprietary Rights
Our MC4R portfolio of licensed and exclusively owned patent families, which includes setmelanotide, RM-718, and bivamelagon, consists of 45 patent families currently being prosecuted or maintained, which include applications and patents directed to compositions of matter, formulations, and methods of making, and methods of treatment. These patent families have been filed in over 40 jurisdictions, including all major markets such as the United States, Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico, New Zealand, Russia, and Singapore. In the key patent families directed to selected peptide-based MC4R receptor agonists, including the composition of matter for setmelanotide, we have 20 issued United States patents and over 240 issued non-United States patents in various jurisdictions. Patents issuing in these patent families will have a standard 20-year term and expire between 2026 and 2046, in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, or supplementary protection certificates that may be available on a country-by-country basis. For example, in a key patent family providing composition of matter coverage for setmelanotide, we have received 5 years of patent term extension in the United States, extending patent protection in that patent family through 2032.
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
Manufacturing
We currently contract with various third parties for the manufacture of setmelanotide and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with our CMOs, including, PolyPeptide Group, Braine L’Alleud, or Polypeptide, Neuland Laboratories, and Astrea Monts S.A.S (formerly Recipharm), or Astrea, for certain process development and manufacturing services for regulatory starting materials and/or drug substance, or API, and drug product in connection with the manufacture of setmelanotide. We have also entered into commercial supply agreements, including with Polypeptide and Astrea for manufacturing of drug substance, or API, and drug product for IMCIVREE. Under our agreements, we pay these third parties for services and/or manufacturing in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. We may need to engage additional third-party suppliers to manufacture our clinical and commercial drug supplies in the future. In connection with our commercialization of IMCIVREE or any future product candidate, we have engaged and could engage other third parties to assist in manufacturing and/or supply chain related activities. While there are a limited number of companies that can produce raw materials and API in the quantities and with the quality and purity that we require for our product, based on our diligence to date, we believe our current network of manufacturing partners are able to fulfill these requirements, and are capable of continuing to expand capacity as needed. Additionally, we have evaluated, and will continue to evaluate potential relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.
Our contract manufacturing agreements give us visibility into the expected future cost of producing setmelanotide at commercial scale. Based upon a range of prices of currently-marketed therapies indicated for orphan diseases, we believe that our cost of goods for setmelanotide will continue to be highly competitive.
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
IMCIVREE is distributed in the United States through a specialty pharmacy and in the EU/UK through third-party service providers that deliver the medication to patients. We plan to continue building out our network for commercial distribution in jurisdictions in which IMCIVREE is approved.
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
•completion of preclinical laboratory tests, animal studies and formulation studies, certain of which must be conducted in accordance with FDA’s Good Laboratory Practice requirements and other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an independent Institutional Review Board (IRB) or ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCPs), to establish the safety and efficacy of the proposed drug for its intended use;
•preparation of and submission to the FDA of an NDA after completion of all pivotal trials;
•a determination by the FDA within 60 days of its receipt of an NDA to file the application for review
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.
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
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.
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
Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to ensure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.
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
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same approved indication or use for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity within the relevant indication or use or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs relating to the approved indication or use of patients with the disease or condition for which the drug was designated.

Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same indication or use, or the same drug for any indication or use within a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.
A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the rare disease or condition.
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters, or untitled letters;
•clinical holds on clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
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
After an in vitro device is authorized by the FDA and placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality Management System Regulation (QMSR), which among other things, sets forth the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Manufacturing sites for devices also remain subject to periodic unscheduled inspections by the FDA.
Regulation of Combination Products in the United States
Certain products are comprised of components, such as drug components and device components, that would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established the Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute. A combination product with a primary mode of action attributable to the drug component generally would be reviewed and approved pursuant to the drug approval processes set forth in the FDCA. In reviewing the NDA for such a product, however, FDA reviewers would consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the QMSR applicable to medical devices.
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
Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes) . In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the good laboratory practices, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These global laboratory practices reflect the Organization for Economic Co-operation and Development requirements.

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
There are two types of MAs:
•“Centralized MAs” are issued by the European Commission (EC) through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (ATMPs) such as gene therapy, somatic cell-therapy or tissue-engineered medicines, and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for any products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or for which the granting of a MA would be in the interest of public health in the EU.
•“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.
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
Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA, of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.
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

Regulation of Companion Diagnostics in the European Union
In the EU, in vitro diagnostic medical devices were regulated by Directive 98/79/EC (IVDD) which regulated the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices had to comply with the requirements provided for in the IVDD, and with further requirements implemented at national level (as the case may be).
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
Regulatory Framework in the United Kingdom
Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is not generally subject to EU laws in respect of medicines. EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”, however new EU legislation such as the EU CTR is not applicable in the UK. The UK government has passed the Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.
As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (GB); broadly, Northern Ireland continued to follow the EU regulatory regime for a period of time after Brexit. However, on January 1, 2025 an arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the EU Clinical Trials Directive, as implemented into UK national law through secondary legislation. On April 28, 2025, the UK adopted an amendment to the UK clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, whilst protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period.
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. In order to use the centralized procedure to obtain an MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. An international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new UK MA.
There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK.
Furthermore, the regulations on medical devices and in vitro diagnostic medical devices in Great Britain continue to be based largely on the three EU Directives (Directive 93/42/EEC (EU Medical Devices Directive), Directive 90/385/EEC, and (EU) IVDD) which preceded the EU Medical Devices Regulation, as implemented into national law by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK Medical Devices Regulations). However, under the terms of the Ireland/Northern Ireland Protocol, the EU Medical Devices Regulation and the (EU) IVDR apply to Northern Ireland.
On June 16, 2025, an amendment to the UK Medical Devices Regulations came into force intended to clarify and strengthen the post-market surveillance requirements for medical devices and in vitro diagnostic medical devices in Great Britain. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposals to update the pre-market requirements for such devices in Great Britain. On July 22, 2025, the MHRA published a response to the consultation confirming that it will incorporate feedback to this consultation into new UK legislation on pre-market requirements for such devices in Great Britain. A draft of the new legislation is expected this year. Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, Class I (non-sterile, non-measuring or non-re-useable) medical devices and general in vitro diagnostic medical devices need to be self-certified, in accordance with United Kingdom Conformity Assessment (UKCA), and other medical devices and in vitro diagnostic medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028, while certain medical devices in compliance with the EU Medical Devices Regulation can continue to be placed on the Great Britain market until June 30, 2030. In addition, certain in vitro diagnostic medical devices in compliance with the (EU) IVDD can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030; while certain in vitro diagnostic medical devices in compliance with the (EU) IVDR can continue to be placed on the Great Britain market until June 30, 2030. The MHRA has confirmed that it intends to launch a consultation regarding the indefinite recognition of such devices in Great Britain. Medical devices and in vitro diagnostic medical devices also need to bear a physical UKCA mark in order to be lawfully placed on the Great Britain market. However, the MHRA has confirmed in its response to the consultation on pre-market requirements for such devices that it intends to remove the requirement for such devices and their labeling (i.e. packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead of requiring a medical device and an in vitro diagnostic medical device and their labeling to bear a UKCA mark, manufacturers would be required to assign a unique design identification (UDI) to such devices and their labeling and register the UDI in a publicly accessible database before such devices are placed on the Great Britain market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our medical devices and our in vitro diagnostic medical devices, but we may need to assign and affix a UDI, and register the UDI in a publicly accessible database.
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
By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. The Affordable Care Act, or the ACA, was enacted in 2010 and, among other things, included changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to IMCIVREE and our potential drug candidates are:
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;

•expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, revising the definition of “average manufacturer price,” or AMP, and extending manufacturer rebate liability from fee-for-service Medicaid utilization to include utilization of Medicaid managed care organizations as well;
•expansion of the list of entity types eligible for participation in the Public Health Service 340B drug pricing program, or the 340B program, to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempting “orphan drugs,” such as IMCIVREE, from the 340B ceiling price requirements for these covered entities;
•a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.
In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through 2032, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s AMP.
The Inflation Reduction Act (IRA) was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of IMCIVREE or any other product candidate that we commercialize.
The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
Moreover, the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase disclosure and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These new laws and the regulations and policies implementing them, as well as other healthcare-related measures that may be adopted in the future, could materially reduce our ability to develop and commercialize IMCIVREE and our product candidates, if approved.
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
Human Capital
We are expanding the reach of Rhythm across many fronts - the number of addressable patients, indications, geographies, pipeline assets and employees – and we fully recognize that having the talent, experience and expertise is crucial to do so. With a disciplined, sustainable, and resilient approach, we are working to execute on a global strategy built on translational research and clinical development expertise, global regulatory capabilities, and proven commercial and market access successes. As of February 1, 2026, we had 414 employees – including 126 employees in 11 countries outside of North America, and we believe our employees are committed to learning from and collaborating with each other, each contributing to our mission. In 2025, the number of employees increased by 43 percent and we are proud to have achieved a rolling turnover rate that declined to 8 percent. We believe we are recruiting and onboarding high quality talent in a competitive biotech environment, and our employees are choosing to stay and grow at Rhythm. We have been named to The Boston Globe’s Top Places to Work in Massachusetts list for three consecutive years, in 2023, 2024 and 2025.
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

PART II - OTHER INFORMATION
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K for the period ended December 31, 2025 (the “Annual Report”), including our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Risks Related to Our Financial Position and Need for Capital
We are a commercial stage biopharmaceutical company with a limited operating history and have not generated significant revenue from product sales. We have incurred significant operating losses since our inception, anticipate that we will incur continued losses for the foreseeable future and may never achieve profitability.
We are a global, commercial-stage biopharmaceutical company with a limited operating history on which to base your investment decision. Our operations to date have been primarily focused on developing and commercializing IMCIVREE (setmelanotide) to treat patients living with hyperphagia and severe obesity caused by rare MC4R pathway diseases. We are currently in the early stages of commercializing IMCIVREE in its approved indications in the United States, Canada, and EU and the United Kingdom and advancing setmelanotide through clinical development for additional indications in the United States for potential additional approvals in other countries. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our business activities have included acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting research and development activities, including clinical trials, for setmelanotide. To date we have generated approximately $422.5 million of revenue from product sales.

We first commercialized IMCIVREE in the United States in the first quarter of 2021 and therefore do not have a long history operating as a commercial company. We are continuing to transition from a company with a research and development focus to a company capable of supporting commercial activities worldwide and we may not be successful in such transition. We are still at the early stages of demonstrating our ability to manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In February 2023, in order to expand our pipeline and build on our focus on rare endocrinology diseases, we acquired Xinvento B.V., a Netherlands-based biotech company focused on developing therapies for congenital hyperinsulinism (CHI). Our CHI program remains in the discovery phase and we do not expect to derive revenue from our CHI program for many years, if at all. Regulatory approvals may not be received when anticipated or not at all and ultimately we may fail to realize the anticipated benefits of our CHI program or those benefits may take longer to realize than expected.
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
Our net losses were $196.5 million and $260.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.4 billion. Substantially all our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide, with clinical trials of our product candidates (RM-718), which is designed to be a more selective MC4R agonist with weekly administration (now in Phase 1 trials), and bivamelagon, an investigational oral small molecule, which is also designed to be a more selective MC4R agonist, (recently completed a Phase 2 clinical trial), and with the development of any other product candidates we may choose to pursue, including a product candidate for CHI, yet to be identified. We also expect to devote substantial financial resources to the research and development and potential commercialization of a product candidate for CHI.
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
Our ability to become profitable depends upon our ability to generate revenue. As of December 31, 2025, we have generated approximately $422.5 million of revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:
•continue to commercialize setmelanotide by building a commercial organization and/or entering into collaborations with third parties;
•ensure IMCIVREE is available to patients;
•continue to achieve market acceptance of setmelanotide in the medical community and with third-party payors;
•continue to initiate and successfully complete later-stage clinical trials for setmelanotide, RM-718, bivamelagon, or other product candidates that meet their clinical endpoints;

•continue to initiate and successfully complete all studies required to obtain U.S. and foreign marketing approvals for setmelanotide as a treatment to address patients with deficiencies affecting the MC4R pathway; and
•successfully manufacture or contract with others to manufacture setmelanotide, or RM-718 and bivamelagon if approved.
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
Since our inception, we have raised funds through the issuance of common and preferred equity, the sale of assets and a Revenue Interest Agreement, or RIFA. As of December 31, 2025, our cash and cash equivalents and short-term investments were approximately $388.9 million.
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
We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, we may not be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the RIFA Investors a tiered royalty on our annual net revenues (the “Revenue Interest”), including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the RIFA Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027 or 120% of the amount funded by the RIFA Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the RIFA Investors through each date, referred to as the Under Performance Payment. As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. As of December 31, 2025 we have made $40.3 million of payments.
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
Our obligations under the RIFA could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing or enter into IMCIVREE collaboration or other business agreements;
•requiring the dedication of a portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital; and

•if we fail to comply with the terms of the RIFA, resulting in an event of default that is not cured or waived, Investors could seek to enforce their security interest in our cash and cash equivalents and all assets relating to IMCIVREE that secures such indebtedness.
To the extent we incur additional debt (including without limitation additional amounts under the RIFA), the risks described above could increase.
Risks Related to the Development of Setmelanotide, Bivamelagon, RM-718 and our CHI Program
Positive results from earlier clinical trials of setmelanotide may not be predictive of the results of later clinical trials of setmelanotide. If we cannot generate positive results in our later clinical trials of setmelanotide, we may be unable to successfully develop, obtain regulatory approval for, and commercialize additional indications for setmelanotide.
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
We are actively working to advance additional genetic variants related to patient populations carrying such genetic variants in other MC4R pathway related genes in the MC4R pathway through our clinical development programs. Our continued development efforts are focused on obesity related to several single gene, or monogenic, MC4R pathway impairments: BBS; obesity due to a genetic variant in one of the two alleles of the POMC, PCSK1 or LEPR gene, or HETs; obesity due to steroid receptor coactivator 1, or SRC1, variants; obesity due to SH2B adapter protein 1, or SH2B1; hypothalamic obesity; Prader-Willi syndrome (PWS) and MC4R deficiency obesity. For example, our pivotal Phase 3 EMANATE trial is a randomized, double-blind, placebo-controlled study with four independent sub-studies evaluating setmelanotide in patients with: heterozygous POMC/PCSK1 obesity; heterozygous LEPR obesity; certain variants of the SRC1; or certain variants of SH2B1 genes. Each of the four sub-studies is entirely independent of the others and, if successful, is designed to support separate regulatory submissions to the FDA and EMA in each studied population. However, the FDA and EMA may not view positive results in one sub-study, even if such results are statistically significant and clinically meaningful, as being sufficient for approval for any given indication.
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
Interim, “topline” and preliminary data from our preclinical and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
Due to the rarity of our target indications, there is no comprehensive patient registry or other method of establishing with precision the actual number of patients with MC4R pathway deficiencies. As a result, we have had to rely on other available sources to derive clinical prevalence estimates for our target indications. In addition, we have internal genetic sequencing results from individuals with severe obesity that provide another approach to estimating prevalence. As of December 31, 2025, our database had approximately 120,000 sequencing samples. Since the published epidemiology studies for these genetic variants are based on relatively small population samples, and are not amenable to robust statistical analyses, it is possible that these projections may significantly exceed the addressable population, particularly given the need to genotype patients to definitively confirm a diagnosis.
Based on multiple epidemiological methods, we have estimated the potential addressable patient populations with these MC4R pathway deficiencies based on the following sources and assumptions (which remain subject to change based on ongoing research and publications by us or any third party):
•POMC Deficiency Obesity. POMC Deficiency Obesity is defined by the presence of biallelic variants in the POMC or PCSK1 genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Our addressable patient population estimate for POMC deficiency obesity is approximately 100 to 500 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
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
•LEPR Deficiency Obesity. LEPR Deficiency Obesity is defined by the presence of biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Our addressable patient population estimate for LEPR deficiency obesity is approximately 500 to 2,000 patients in the United States, with a comparable addressable patient population in Europe. Our estimates are based on:
•epidemiology studies on LEPR deficiency obesity in small cohorts of patients comprising children with severe obesity and adults with severe obesity who have a history of early onset obesity;

•U.S. Census Bureau figures for adults and children and CDC prevalence numbers for adults with severe obesity (BMI, greater than 40 kg/m2) and for children with severe early-onset obesity (99th percentile at ages two to 17 years old);
•with wider availability of genetic testing expected for LEPR deficiency obesity and increased awareness of new treatments, our belief that up to 40% of patients with these diseases may eventually be diagnosed; and
•our internal sequencing yield for LEPR deficiency obesity patients, defined as patients having biallelic variants in the LEPR gene that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, of approximately 0.09%.
•Bardet-Biedl Syndrome. Our addressable patient population estimate for BBS is approximately 4,000 to 5,000 patients in the United States based on:
•published prevalence estimates of one in 100,000 in North America, which projects to approximately 3,250 people in the United States. We believe the majority of these patients are addressable patients;
•comparisons to our patient identification efforts in Europe where we believe there are approximately 1,500 patients diagnosed and being cared for at academic centers in Europe;
•our patient identification efforts to date in the United States;
•our internal sequencing yield for biallelic pathogenic or likely pathogenic variants in BBS genes of approximately 0.3%; and
•our belief that with wider availability of genetic testing expected for BBS and increased awareness of new treatments, the number of patients diagnosed with this disorder will increase.
•POMC, PCSK1, or LEPR Heterozygous Obesities; SRC1 and SH2B1 Obesities. Our potential setmelanotide-responsive patient population estimate for POMC, PCSK1, or LEPR heterozygous, SRC1 and SH2B1 obesity patients with at least one variant interpreted as pathogenic, likely pathogenic, or of uncertain significance suspected pathogenic is approximately 53,000 patients in the United States. Our estimates are based on:
•U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (≥120% the 95th percentile with onset prior to 6 years of age);
•our internal sequencing yield of patients with POMC, PCSK1, or LEPR heterozygous, SRC1 or SH2B1 variants interpreted as pathogenic, likely pathogenic, or of uncertain significance of approximately 10-15%; and
•a clinical response rate of 40% for patients carrying pathogenic or likely pathogenic variants, and 20% for patients carrying a variant of uncertain significance.
The clinical response rate used in this calculation is based on the clinical data currently available to us from our trials and may change as more data become available.
•MC4R Deficiency Obesity. Our addressable patient population estimate for MC4R-rescuable deficiency obesity is approximately 10,000 patients in the United States. This estimate is based on:
•U.S. Census Bureau population data and CDC prevalence numbers for early onset obesity (≥120% the 95th percentile between the ages of 2-5 years);
•a comprehensive biochemical screening study indicating there may be a defined subset of individuals who carry MC4R variants that may be rescued by an MC4R agonist; and

•our internal sequencing yield for MC4R deficiency obesity patients of approximately 2.0% prior to application of functional filters.
•Obesity due to a deficiency in the MC4R pathway caused by variants in the SEMA3 family, PHIP, TBX3 or PLXNA family. Our addressable patient population estimate for obesity patient with variants in these genes is approximately 63,500 patients in the United States. This estimate is based on:
•results from our URO genetic testing program with samples from more than 36,000 participants, classification of variants for pathogenic, likely pathogenic and 20% of with a variant of uncertain significance and applied to established estimate of approximately 5 million people in the United States with early-onset obesity.
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
•Hypothalamic obesity. Our addressable patient population estimate for hypothalamic obesity (HO) is approximately 10,000 patients in the United States. We estimate there are 5,000 to 8,000 people living with hypothalamic obesity in Japan, and approximately 10,000 people living with hypothalamic obesity in the E.U. These estimates are based on:
•diagnosis of an underlying HO etiology such as craniopharyngioma (CP), astrocytoma, or other brain tumors with CP accounting for approximately 50% of HO etiologies;
•an annual incidence of CP of approximately 1.3 to 2.2 per million per year in the United States, which projects to approximately 600 cases of CP per year based on a United States population of approximately 329 million;
•approximately 50% (based on a published range of 6% to 91%) of CP patients develop HO;
•published estimates of overall survival (OS) after CP diagnosis, with a 20-year OS of 84%;
•allowing for patients that develop HO due to other factors besides CP, results in an estimated HO prevalence after CP diagnosis in the United States exceeding 2,500-7,500 patients; and
•internal Company estimate is based on reported incidence of hypothalamic obesity following CP and long-term survival rates.
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
•size and nature of the patient population;
•severity of the disease under investigation;
•availability and efficacy of approved drugs for the disease under investigation;
•patient eligibility criteria for the trial in question as defined in the protocol;
•perceived risks and benefits of the product candidate under study;
•clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or future product candidates being investigated for the indications we are investigating;
•clinicians’ willingness to screen their patients for genetic markers to indicate which patients may be eligible for enrollment in our clinical trials;
•delays in or temporary suspension of the enrollment of patients in our planned clinical trial due to public health emergencies;
•ability to obtain and maintain patient consents;
•patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment;
•proximity and availability of clinical trial sites for prospective patients; and
•the risk that patients enrolled in clinical trials will drop out of the trials before completion, including as a result of health conditions or being forced to quarantine, or, because they may be late-stage cancer patients or for other reasons, will not survive the full terms of the clinical trials.
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
We do not know whether our planned clinical trials will begin or whether any of our clinical trials will be completed on schedule, if at all, as the commencement and successful completion of clinical trials can be delayed or prevented for a number of reasons, including but not limited to:
•inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
•delays in the completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
•the FDA or other equivalent competent authorities in foreign jurisdictions may deny permission to proceed with our ongoing or planned trials or any other clinical trials we may initiate, or may place a clinical trial on hold or such trial may be suspended;
•delays in filing or receiving authorization to proceed under an additional investigational new drug application, or IND, or similar foreign application if required;
•delays in reaching a consensus with the FDA and other regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;
•delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•difficulties in obtaining or maintaining Institutional Review Board, or IRB, and/or ethics committee approval or opinion to conduct a clinical trial at a prospective site or sites;
•since many already diagnosed patients are at academic sites, delays in conducting clinical trials at academic sites due to the particular challenges and delays typically associated with those sites, as well as the lack of alternatives to these sites which have already diagnosed patients;
•inadequate quantity or quality of setmelanotide, RM-718, bivamelagon or other materials necessary to conduct clinical trials, including delays in the manufacturing of sufficient supply of finished drug product;
•challenges in identifying, recruiting and training suitable clinical investigators;
•challenges in recruiting and enrolling suitable patients to participate in clinical trials;
•severe or unexpected drug related side effects experienced by patients in a clinical trial, including side effects previously identified in our completed clinical trials;
•difficulty collaborating with patient groups and investigators;
•failure by our CROs, other third parties or us to perform in accordance with the FDA’s or any other regulatory authority’s GCPs or applicable regulatory guidelines in other countries;
•occurrence of adverse events associated with setmelanotide, RM-718 or bivamelagon that are viewed to outweigh their potential benefits, or occurrence of adverse events in trial of the same or similar class of agents conducted by other companies;
•changes to the clinical trial protocols;
•clinical sites deviating from trial protocol or dropping out of a trial;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;
•the cost of clinical trials of our product candidates being greater than we anticipate;
•clinical trials or related non-clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or delay or abandon development of such product candidates; and
•development of antibodies to the drug or adjuvants may result in loss of efficacy or safety events.
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
•inconclusive results, unforeseen safety issues, adverse side effects or lack of effectiveness;
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025 and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

Furthermore, on April 28, 2025, the UK adopted an amendment to the UK clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, whilst protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the (EU) CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period.
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
Research and development in the pharmaceutical industry is an expensive, high-risk, lengthy, complicated, resource intensive process. In order to develop a product successfully, we must, among other things:
•conduct scientific discovery in areas that are uncertain, unproven and complex;
•identify potential product candidates;
•submit for and receive regulatory approvals or allowances to perform clinical trials;
•design and conduct appropriate preclinical studies and clinical trials according to good laboratory practices and good clinical practices and disease-specific expectations of the FDA and other regulatory bodies;
•Select and recruit suitable clinical investigators and subjects for our clinical trials;
•Obtain and correctly interpret data establishing adequate safety of our product candidates and demonstrating that our product candidates are effective for their proposed indications;
•Submit for and receive regulatory approvals; and
•Manufacture the product candidates according to current Good Manufacturing Practices, or cGMPs, and other applicable standards and regulations.
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
In addition, there are many other difficulties and uncertainties inherent in pharmaceutical research and development that could significantly delay or otherwise materially impair our ability to develop future product candidates, including the following:
•Conditions imposed by regulators, ethics committees or institutional review boards for preclinical testing and clinical trials relating to the scope or design of our clinical trials, including selection of endpoints and number of required patients or clinical sites;
•Challenges in designing clinical trials that may support any potential claims of superiority over current standard of care or future competitive therapies;

•Restrictions placed upon, or other difficulties with respect to, clinical trials and clinical trial sites, including with respect to potential clinical holds or suspension or termination of clinical trials due to, among other things, potential safety or ethical concerns or noncompliance with regulatory requirements;
•Delayed or reduced enrollment in clinical trials, high discontinuation rates or overly concentrated patient enrollment in specific geographic regions;
•Failure by third-party contractors, contract research organizations, or CROs, clinical investigators, clinical laboratories, or suppliers to comply with regulatory requirements or meet their contractual obligations in a timely manner;
•Greater than anticipated cost of our clinical trials; and
•Insufficient product supply or inadequate product quality.
•Evolving competitive landscape for our products and product candidates, which could cause us to modify our development programs, notwithstanding positive data or trial results in existing trials, in order to seek alternate indications or routes of administration or to substitute or otherwise modify our product candidates in light of the evolving competitive landscape and changing commercial prospects for our product and product candidates.
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
•nausea and vomiting;
•reduced appetite;
•headache;

•effects on mood, depression, anxiety and other psychiatric manifestations; and
•other effects, for which an investigator reported as unrelated to setmelanotide or for which no increased incidence or pattern or causal relationship is currently evident.
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
•the FDA, the EU competent authorities and other equivalent competent authorities in foreign jurisdictions may require the addition of a Risk Evaluation and Mitigation Strategy, or REMS, or other specific obligations as a condition for marketing authorization due to the need to limit treatment to rare patient populations, or to address safety concerns;
•we may be required to change the way the product is distributed or administered or change the labeling of the product;
•we may be required to conduct additional studies and clinical trials or comply with other post-market requirements to assess possible serious risks;
•we may be required to conduct long term safety follow-up evaluations, including setting up disease and drug based registries;
•we may decide to remove the product from the marketplace;
•our other MC4 agonist products or product candidates may be perceived by regulators or other third parties as unsafe, which could adversely affect our development efforts and product portfolio;

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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the disease or condition for which it has such designation, the product is entitled to a period of seven years of marketing exclusivity, which precludes the FDA from approving another marketing application for a product that constitutes the same drug with the same approved use or indication within such disease or condition for that marketing exclusivity period, except in limited circumstances.
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
We may not be able to maintain the benefits of orphan drug exclusivity, or that the FDA or the EC or Japan’s Ministry of Health, Labour and Welfare will grant orphan designations for setmelanotide for other uses. In addition, orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
Even though we have obtained orphan drug exclusivity for certain uses of setmelanotide, such exclusivities may not effectively protect setmelanotide from competition because different drugs can be approved for the same indications and uses. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same indication or use within the relevant rare disease or condition if the FDA concludes that the latter drug is not the same drug or is clinically superior with respect to the relevant indication or use in that it is shown to be safer, more effective or makes a major contribution to patient care. As discussed above, similar rules apply in the EU.
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
While we believe that this once-weekly formulation may be more convenient and less burdensome than setmelanotide, which is currently approved as a once-daily administration, we have paused development of this once-weekly formulation in favor of advancing RM-718. In the event RM-718 shows sufficiently positive efficacy and safety results, we plan to discontinue development of the weekly formulation of setmelanotide. Concurrently, we are engaging with applicable regulatory authorities to address the impact of our discontinuing development of the weekly formulation of setmelanotide, which was a component of our pediatric investigation plan, or PIP, in the EU (and the United Kingdom). In Q1 2025, we submitted a request to modify the PIP to remove elements related to the weekly formulation with agreement received in Q2 2025. We cannot estimate the probability of success with respect to our development of additional formulations, nor the resources and time needed to succeed. If we are unable to develop and gain approval of new formulations of setmelanotide or of our other product candidates, our products may not achieve significant market acceptance and our business, financial condition and results of operations may be materially harmed.
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
If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic for setmelanotide, RM-718 or bivamelagon, any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining additional approvals for setmelanotide, or adversely affect the approvals we have already obtained. For example, IMCIVREE is currently approved by the FDA for use in adults and pediatric patients two years of age and older with syndromic or monogenic obesity due to BBS and due to POMC, PCSK1, or LEPR deficiencies as determined by a companion diagnostic demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance. Any delay or failure by us or our current or future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if and when necessary, could delay or prevent us from obtaining such additional approvals for setmelanotide, or adversely affect the approvals we have already obtained.

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
No uniform policy for coverage and reimbursement for products exist among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that may require us to provide scientific and clinical support for the use of IMCIVREE to each payor separately, and coverage and adequate reimbursement may not be applied consistently or obtained in the first instance or that step edits or other conditions on reimbursement may be imposed. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.
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
Based on data from our Phase 2 trial, in 2023 setmelanotide was granted pre-marketing early-access authorization (AP1) in France for use in patients with hypothalamic obesity. This authorization was granted within France's early-access framework by the French National Agency for Medicines and Health Products Safety (ANSM), with the involvement of the French High Health Authority (HAS), and permits temporary access to a (presumed) innovative product candidate prior to European marketing authorization provided that certain conditions are met and especially when no suitable alternatives exist and when the benefit‑risk profile is considered favorable. Through the AP1 program we have collected real‑world evidence that we believe may support the potential of setmelanotide in this patient population; however, such data may not be predictive of outcomes in controlled trials or of any future regulatory decisions. Early‑access authorization is time‑limited, subject to ongoing review and renewal, may be modified, suspended, or terminated at any time by the competent authorities, and does not constitute, nor imply, marketing authorization in France, the EU, or elsewhere. AP1 status may not be maintained or extended, additional patients may not receive treatment under this program, and European or other regulatory authorities may not approve setmelanotide for hypothalamic obesity.
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
In the United States, which accounts for the largest portion of our total revenues, the Company sells its product through a specialty pharmacy and through a 3PL company. Internationally, we make sales primarily to specialty distributors and retail pharmacy chains, as well as hospitals, many of which are government-owned or supported. We believe our pharmacy and distribution partners are appropriate and optimized for our commercialization efforts at present, however, these arrangements may not continue to operate as intended or be sufficient as we expand our commercialization efforts to include additional indications, such as acquired hypothalamic obesity. In particular, we partner with our U.S. specialty pharmacy for a significant portion of our revenue. Switching to an alternative, or adding another, specialty pharmacy or distributor would involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new specialty pharmacy or distributor commences work. If we choose to or are required to transition to a new specialty pharmacy or distributor, such transition could result in a material decline in our revenue, results of operations and cash flows.

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
Market acceptance of IMCIVREE will depend on a number of factors, including, among others:
•the ability of IMCIVREE to provide chronic weight management in patients with obesity caused by certain genetic deficiencies affecting the MC4R pathway and, if required by any competent authority in connection with the approval for these indications, to provide patients with incremental health benefits, as compared with other available treatments, therapies, devices or surgeries;
•the complexities of clinical diagnosis and/or genetic testing, as needed, for certain of IMCIVREE’s indications, including obtaining and interpreting clinical or genetic results that support patient treatment with IMCIVREE;
•the relative convenience and ease of SC injections as the necessary method of administration of IMCIVREE, including as compared with other treatments for patients with obesity;
•the prevalence and severity of any adverse side effects associated with IMCIVREE;
•limitations or warnings contained in the labeling approved for IMCIVREE by the FDA or the specific obligations imposed as a condition for marketing authorization imposed by other equivalent competent authorities in foreign jurisdictions, particularly by the EC;
•availability of alternative treatments, including a number of obesity therapies already approved or expected to be commercially launched in the near future;
•our ability to increase awareness of these diseases among our target populations through marketing and other cross-functional efforts;

•the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the ability of IMCIVREE to treat the maximum range of pediatric patients, and any limitations on its indications for use;
•the strength of marketing and distribution support and timing of market introduction of competitive products;
•publicity concerning IMCIVREE or competing products and treatments;
•pricing and cost effectiveness;
•the effectiveness of our sales and marketing strategies and our ability to increase awareness of IMCIVREE through marketing efforts;
•our ability to obtain sufficient third-party coverage or reimbursement;
•the willingness of patients to pay out-of-pocket in the absence of third-party coverage (including in the case of named patient sales, which can be a costly and uncertain source of revenues) and the willingness of healthcare providers to obtain reimbursement, which can be challenging and may factor into their decision to prescribe IMCIVREE; and
•the likelihood that competent authorities in foreign jurisdictions may require development of a REMS or other specific obligations as a condition of approval or post-approval, may not agree with our proposed REMS or other specific obligations, or may impose additional requirements that limit the promotion, advertising, distribution or sales of IMCIVREE.
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
•decreased demand for IMCIVREE or any future product candidates following marketing approval, if obtained;
•damage to our reputation and exposure to adverse publicity;
•litigation costs;
•distraction of management’s attention from our primary business;
•loss of revenue; and
•the inability to successfully commercialize IMCIVREE or any future product candidates, if approved.
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
We currently contract with third parties for the manufacture of setmelanotide, RM-718, and bivamelagon and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with our CMOs, PolyPeptide Group, Braine L'Alleud, or Polypeptide, Neuland Laboratories, and Astrea Monts S.A.S. (formerly Recipharm), or Astrea, for certain process development and manufacturing services for regulatory starting materials and/or raw materials in connection with the manufacture of setmelanotide. We have entered into commercial supply agreements with various CMOs, including with PolyPeptide and Astrea for manufacturing of drug substance and drug product for IMCIVREE. Under our agreements, we pay these third parties for services and or manufacturing in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. We may engage additional third-party suppliers to manufacture our clinical and/or commercial drug supplies in the future. We also have engaged other third parties to assist in, among other things, distribution, post-approval safety reporting and pharmacovigilance activities. We cannot be certain that we can engage third-party suppliers on terms as favorable as those that are currently in place. There are a limited number of companies that can produce raw materials and API in the quantities and with the quality and purity that we require for our product. We believe our current network of manufacturing partners are able to fulfill our requirements, and are capable of continuing to expand capacity as needed. However,if our current suppliers are not able to continue to provide us with the quantities, quality, or purity of raw materials and API that we currently require or in the future will require, it could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could interrupt production of our products, which could have a material adverse effect on our business.
Additionally, we have evaluated, and will continue to evaluate, potential relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.
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
We do not have long term supply agreements in place with all of our contractors involved with the manufacturing of our weekly formulation of setmelanotide, RM-718, and bivamelagon. We currently place individual batch or campaign orders with the CMOs/suppliers that are individually contracted under existing master services and quality agreements for the weekly formulation of setmelanotide, RM-718, and bivamelagon. If we engage new contractors, such contractors must be approved by the FDA and other equivalent competent authorities in foreign jurisdictions. We will need to submit information to the FDA and other equivalent competent authorities in foreign jurisdictions describing the manufacturing changes. If manufacturing changes occur post-approval, the FDA and foreign regulatory authorities may have to approve these changes. We plan to continue to rely upon CMOs and, potentially, collaboration partners to manufacture commercial quantities of setmelanotide, RM-718, and bivamelagon, if approved. Our current scale of manufacturing appears adequate to support all of our current needs for clinical trial and initial commercial supplies for setmelanotide, RM-718, and bivamelagon, if approved. However, going forward, we may need to identify additional CMOs or partners to produce setmelanotide, RM-718, and bivamelagon on a larger scale.

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
Our patents may not have, and any of our pending patent applications that mature into issued patents may not include, claims with a scope sufficient to protect setmelanotide, RM-718, and bivamelagon. In addition, our CHI program intellectual property may not have the scientific value and commercial potential which we envision. Other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent positions. The patent positions of biotechnology and pharmaceutical companies, including our patent positions, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.
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
•we will be able to successfully commercialize IMCIVREE or our other product candidates before our relevant patents expire;
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
In addition, in order to avoid infringing the intellectual property rights of third parties and any resulting intellectual property litigation or claims, we could be forced to do one or more of the following, which may not be possible and, even if possible, could be costly and time-consuming:
•cease development of setmelanotide and commercialization of IMCIVREE or our other product candidates;
•pay substantial damages for past use of the asserted intellectual property;
•obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
•in the case of trademark claims, rename setmelanotide and/or its trade name IMCIVREE.
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
Because setmelanotide contains active ingredients that the FDA determined to be a new chemical entity, it was afforded five years of non-patent data exclusivity by the FDA. Following the expiration of this exclusivity period, the FDA may approve generic products referencing the information included in our NDA for setmelanotide. Manufacturers may seek to launch these generic products, even if we still have patent protection for setmelanotide. Legislation enacted by Congress has created, among other things, new causes of action against innovator companies that refuse to offer samples of drugs for purposes of testing and developing generic or biosimilar products or to allow companies to participate in a shared Risk Evaluation and Mitigation Strategy (REMS). Competition that setmelanotide may face from generic versions could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in setmelanotide.

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
Risks Related to Regulatory Approval and Marketing of IMCIVREE and Other Legal and Compliance Matters
Even if we complete the necessary clinical trials, the regulatory and marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining additional approvals for the commercialization of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize such candidates and our ability to generate revenue will be materially impaired.
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
•the FDA or other equivalent competent authorities in foreign jurisdictions may not approve the formulation, labeling or specifications of our product candidates;
•the FDA, the EMA, or other equivalent competent authorities in foreign jurisdictions may not accept data generated at our clinical trial sites;
•the FDA, the EMA, or the equivalent competent authorities in foreign jurisdictions may require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•we may not be able to meet any post-market requirements or commitments agreed to in connection with regulatory approvals

•the FDA may require development of a REMS as a condition of additional approvals or may impose additional requirements that limit the promotion, advertising, distribution, or sales of our product candidate;
•the EC may grant only conditional marketing authorization or based on the EMA’s opinion impose specific obligations as a condition for marketing authorization, or may require us to conduct post authorization safety studies as a condition of grant of marketing authorization;
•the FDA or other equivalent competent foreign regulatory agencies may deem our manufacturing processes or our facilities or the facilities of our CMOs inadequate to preserve the identity, strength, quality, purity, or potency of our product; or
•the FDA or the equivalent competent authorities in foreign jurisdictions may change its approval policies or adopt new regulations and guidance.
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
The EU pharmaceutical legislation has been undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for a revision of several legislative instruments related to medicinal products was published on April 26, 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. A provisional agreement has been reached by the European Parliament and Council of the EU on the proposed revisions on December 11, 2025. The proposed revisions (affecting the duration of regulatory data protection and market protection, including for orphan medicinal products, revising the eligibility for expedited pathways, etc.) remain to be formally adopted by the two institutions, which is not anticipated before early 2026. The proposed changes are not expected to enter into application before 2028. Furthermore, on April 28, 2025, the UK adopted an amendment to the UK clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, while protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the (EU) CTR. The amendment will become applicable April 28, 2026, following a one-year transition period. The revisions, may, however, have a significant impact on the pharmaceutical industry and our business in the long term.
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
Disruptions at the FDA, including those caused by changing policy priorities, funding shortages staffing or other resource limitations could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
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
If a prolonged government shutdown occurs, or if policy changes, funding shortages or staffing limitations or any other disruptions prevent or hinder the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other activities, including providing us with advice on our development programs in a timely manner, such events could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. It could also impact our ability to access the public markets and obtain necessary capital in order to fund our operations.
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
•vary, suspend or withdraw marketing approval;
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
•expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, revising the “average manufacturer price” definition, and extending manufacturer rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well;
•expansion of the list of entity types eligible for participation in the Public Health Service 340B drug pricing program, or the 340B program, to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempting “orphan drugs,” such as IMCIVREE, from the 340B ceiling price requirements for these covered entities;
•a Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, including prescription drug spending.
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
The Inflation Reduction Act or (IRA) was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.
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
The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for IMCIVREE. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in

Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
Moreover, the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, with the goal of imposing price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for IMCIVREE or the frequency with which IMCIVREE is prescribed or used.
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
The recently-enacted IRA imposes rebates under Medicare Part B and Medicare Part D that are triggered by price increases that outpace inflation (first due in 2023), as described under the risk factor “Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize setmelanotide and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations,” above. The Medicare Part D rebate, if applicable, will be calculated on the basis of the AMP figures we report pursuant to the MDRP.
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
Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of setmelanotide, and other product candidates, if approved. Our arrangements and interactions with healthcare professionals, third-party payors, patients and others will expose us to broadly applicable fraud and abuse, antikickback, false claims and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute setmelanotide, if we obtain marketing approval. The U.S. federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
•The United States federal healthcare Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, (anything of value), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order or arranging for or recommending the purchase, lease or order of any good or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers, formulary managers, and patients on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals or patients as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product and patient support programs.
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
•The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to report payments and other transfers of value to physicians for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers must submit reports on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.
•Analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer, including private insurers. Some state laws require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Other states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes of conduct.
•Analogous foreign laws and regulations, including restrictions imposed on the promotion and marketing of medicinal products in the EU member states and other countries, restrictions on interactions with healthcare professionals and requirements for public disclosure of payments made to physicians. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.
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
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures, our contracts governing our processing of personal information, or other privacy and security obligations could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our financial performance, business and operating results.
In the United States, numerous federal and state laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and regulations implemented thereunder, collectively HIPAA, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of current and future collaborators. We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we do not believe that we are directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act as amended by the California Privacy Rights Act, collectively, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been enacted in numerous other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In addition, some of our research activities involve minors, which may be subject to additional laws and can require specialized consent processes, privacy protections, and compliance procedures. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Furthermore, the Federal Trade Commission, or FTC, and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for the collection, use, and dissemination of personal information, and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
In 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a new rule—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, we are subject to the European Union General Data Protection Regulation (“EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”) The GDPR imposes strict requirements for the processing of the personal data of individuals within the European Economic Area, or EEA, and the UK or in the context of our activities in the EEA or UK, including health data from clinical trials and AE reporting. In particular, these requirements include certain obligations concerning the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or UK, security breach notifications, and security and confidentiality of the personal data, and violations of these requirements could result in substantial fines, up to the greater of 20 million Euros / 17.5 million GBP or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices for a compulsory audit. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Data protection authorities from the different EU and EEA member states may also interpret the GDPR and national laws differently and impose additional requirements, which adds to the complexity of processing personal data in the EU and the EEA.
Among other requirements, the GDPR also regulate transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the EC as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Our failure to comply with our obligations under privacy or data security-related laws could adversely impact our ability to use the data generated in our studies. And any actual or perceived failure to comply with these data protection laws or adequately address privacy and security concerns could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
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
The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.
The results of the United Kingdom’s departure from the EU, and the resulting impact of differing regulations, may have a negative effect on our business.

Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the UK has not been directly subject to EU law with respect to medicinal products and has operated under a separate regulatory regime to the EU. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in Great Britain; broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, an arrangement called the “Windsor Agreement” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labeling and serialization requirements, in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products. There could be additional uncertainty and risk around what these changes mean to our business. With the exception of the adopted amendment to the UK clinical trials regulations on April 28, 2025, it is currently unclear to what extent the UK government will seek to align its regulations with the EU with respect to medicinal products. EU law, which has been transposed into UK law through secondary legislation, still remains applicable in the UK, however, new EU legislation such as the CTR is not applicable in the UK. While the UK has indicated a general intention that new laws regarding the manufacture and commercialization of medicinal products in the UK will align closely with EU law, there remain limited detailed proposals for the future regulation of medicinal products.
While the EU-UK Trade and Cooperation Agreement (TCA) includes the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in the UK from the EU in the future, which may impact clinical and development activities that occur in the UK. Similarly, clinical trial submissions in the UK cannot be bundled with those of EU member states within the EMA Clinical Trial Information System (CTIS). Any divergent requirements may increase the cost and complexity of running our business, including with respect to the conduct of clinical trials.
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
In the ordinary course of our business, we produce, collect, process and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information, including of our employees. Similarly, our third-party CROs, CMOs and other contractors and consultants possess certain amounts of our sensitive data. We have implemented certain physical, administrative and technical controls intended to ensure the confidentiality, integrity and availability of such sensitive information, and the secure maintenance of this information is material to our operations and business strategy. Even with the implementation of security measures, our information technology systems and those of our third-party CROs, CMOs and other contractors and consultants are susceptible to attack, damage, or interruption from computer security incidents and cyberattacks such as malware (e.g., ransomware), phishing and other social engineering attacks employee or contractor theft, misuse or human error, denial or degradation of service attacks, supply chain attacks, advanced persistent threats from nation-state actors, attacks developed or enhanced using artificial intelligence, and unauthorized access or use by persons inside or outside our organization. As a result of our hybrid work environment, we also face increased cybersecurity risks due to employees accessing company resources from insecure networks, and using personal (i.e., “bring-your-own-device”) or unmanaged devices which often lack enterprise-grade security controls and all of which creates additional opportunities for cybercriminals to exploit vulnerabilities and use social engineering techniques to carry out a cyberattack. Any such attack, incident or breach could compromise our information technology systems which may result in sensitive information being accessed, publicly disclosed, lost, corrupted or stolen. Further, cyberattacks are increasing in their frequency, persistence, sophistication and intensity, often conducted by organized and well-funded criminal groups with a wide range of motives and expertise. Consequently, our security controls may not always prevent a cyberattack, and a threat actor may remain undetected in our systems for an extended period of time. Our cybersecurity risk management program and processes, including our policies, controls or procedures, may not be fully implemented, complied with or effective in protecting our systems and information. We maintain cyber liability insurance; however, it may not be sufficient to cover the financial, legal, business or reputational losses that may result from a service interruption or breach of our systems.
The global healthcare industry is increasingly integrating AI technologies and tools. However, like any emerging technology, AI presents its own set of risks, many of which are not yet fully understood. For example, AI algorithms may have inherent flaws, and data sets could be insufficient, low-quality, or biased. Additionally, inappropriate or controversial data practices by data scientists, engineers, and end-users could compromise results of AI processes. If AI applications generate flawed or inaccurate analyses or date, it could lead to competitive disadvantages, legal liabilities, and harm to our brand or reputation. Furthermore, the use of AI-based software might result in the inadvertent release of confidential information.
The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including laws in every state requiring security breach notification. Some laws also require implementation of reasonable security measures and provide a private right of action in the event of a breach. Costs of breach response, mitigation, investigation, remediation, notice and ongoing assessments can be considerable. Thus, any access, disclosure, damage or other loss of information, including our data being breached at our partners or third-party providers, could result in legal claims or proceedings and liability under state, federal and international privacy laws, disruption of our operations, and damage to our reputation, which could adversely affect our business.
We have put into place certain safeguards with technology, process and education to mitigate the risks inherent in our information technology systems and to defend against cyberattacks and security incidents. Although we do not believe that we have experienced any significant system failure, accident or security breach to date, including any significant or material cyberattacks and/or other information technology security incidents, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and material harm to our business and reputation. For example, the breach or loss of clinical trial data for setmelanotide or other product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of setmelanotide and our product candidates could be delayed or prevented. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our product and services.
Risks Related to Our Common Stock
Our directors and executive officers and their affiliated entities own a significant percentage of our stock and, if they choose to act together, will be able to exert significant influence over matters subject to stockholder approval.
Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 4.99% of our outstanding voting stock as of December 31, 2025. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
•the failure of the FDA or EMA to approve IMCIVREE for additional indications or to initially approve our other product candidates;
•announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;
•the success or failure of other weight loss therapies and companies targeting the rare diseases we intend to address;
•regulatory or legal developments in the United States and other countries;
•failure of setmelanotide or our other product candidates, if approved, to achieve commercial success;
•fluctuations in stock market prices and trading volumes of similar companies;
•general market conditions and overall fluctuations in U.S. and global equity markets;
•global macroeconomic conditions or instability, including with respect to inflation rates or interest rates, curtailment of trade and other business restrictions such as tariffs or trade wars, boycotts, labor shortages, supply chain shortages, disruptions and instability in the banking industry and other parts of the financial services sector, outbreak of disease or epidemics, or other economic, political or legal changes, uncertainties or adverse developments;
•terrorism and/or political instability, unrest and wars, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this sections;
•natural disasters and other extreme weather events (including as a result of climate change), which could cause significant damage to the infrastructure upon which our business operations rely, and the timing, nature or severity of which we may be unable to prepare for;
•global political changes and uncertainty, including in the United States with the changes arising from a new presidential administration and resulting changes and uncertainty in administrative agencies with authority over our business;
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
•any lawsuit, including any intellectual property infringement lawsuit in which we may become involved;
•regulatory developments affecting setmelanotide and our other product candidates;
•our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
•the achievement and timing of milestone payments under our existing collaboration and license agreements; and
•the level of underlying demand for setmelanotide and our customers’ buying patterns.
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
Under the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year, and can use such NOLs to offset future taxable income, if any, until such losses are used or, for NOLs arising in taxable years ending on or before December 31, 2017, until such NOLs expire. Other unused tax attributes, such as research tax credits may also be carried forward to offset future taxable income, if any, until such attributes are used or expire. As of December 31, 2025, we had approximately $917.3 million and $807.9 million of unused federal and state NOL carryforwards, respectively, and approximately $15.3 million and $4.6 million of unused federal and state carryforwards of research tax credits, respectively. Of the federal NOL carryforwards at December 31, 2025, $844.1 million can be carried forward indefinitely. Additionally, as of December 31, 2025, we had federal orphan drug credits related to qualifying research of $46.2 million.
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
Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of December 31, 2025, we had 67,205,321 shares of common stock outstanding. In addition, on July 10, 2024, we filed with the SEC a prospectus supplement to the prospectus included in the Company’s registration statement on Form S-3ASR filed with the SEC on March 2, 2023, covering the resale from time to time by the holders of the Convertible Preferred Stock of up to an aggregate of 3,124,995 shares of common stock, to satisfy registration rights that the Company granted to such holders in connection with the issuance of the Convertible Preferred Stock. Holders of the Convertible Preferred Stock have converted Convertible Preferred Stock to common stock, and to the extent they continue to convert their shares to common stock and sell such shares, the price of our common stock could be significantly impacted.
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
Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions, among other things:
•establish a classified board of directors so that not all members of our board are elected at one time;
•permit only the board of directors to establish the number of directors and fill vacancies on the board;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit cumulative voting;
•authorize our board of directors to amend the bylaws;
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
•require a super-majority vote of stockholders to amend some provisions described above.
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
Our stock began trading on the Nasdaq Global Market in October 2017 . We may not able to continue to maintain an active trading market on the Nasdaq Global Market or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.
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
Our results of operations could be adversely affected by general conditions in the global political system, economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, the imposition of tariffs and other trade barriers, uncertainty about economic stability, and rising political uncertainty. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, including weakened demand for setmelanotide and our ability to raise additional capital when needed on acceptable terms, if at all. Further deterioration in credit and financial markets and confidence in economic conditions may occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Increased inflation rates and related increases in interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, geopolitical conflicts and war could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. The changes arising from a new presidential administration in the United States and the prospect of new leadership and reductions in the workforce or other resources in key administrative agencies (such as the FDA and SEC) as well as volatile political conditions in other countries in which we do business could also create additional uncertainty for our industry and our business, including in ways that we cannot foresee. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
We have incurred and will continue to incur substantial costs as a result of operating as a public company, our management will continue to devote substantial time to existing and new compliance initiatives and corporate governance policies, and we will need to hire additional qualified accounting, financial, legal and compliance personnel with appropriate public company experience.
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
We may in the future fail to maintain an effective system of internal control over financial reporting. This may prevent us from accurately reporting our financial results or preventing fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
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
In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse. A material weakness could result in a restatement of our financial statements, failure to meet our reporting obligations in a timely manner, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Ineffective internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. Any of these could, in turn, result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Our management designed and implemented new controls and measures to remediate this material weakness, and management has concluded that the material weaknesses described above have been remediated. However, we cannot assure you that the measures we are taking will be sufficient to avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us, which could diminish investor confidence and cause a decline in the price of our common stock.
The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We have undertaken certain initiatives, including disclosures, to improve the sustainability profile of our products and/or operations and respond to stakeholder expectations; however, such initiatives may be costly and may not have the desired effect. For example, sustainability-related initiatives are often based on methodologies, standards, or data that are still evolving and subject to varying interpretations. Our approach is also expected to evolve with time and may not align with the expectations or interpretations of any particular stakeholder. In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. Such requirements and other expectations are not uniform, and may be inconsistently interpreted or applied, which can increase the complexity and cost of compliance. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain environmental, social and sustainability-related initiatives. Both advocates and opponents of these matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. Any failure to successfully navigate stakeholder expectations may result in additional costs, reputational harm, or other adverse impacts to our business. Additionally, many of our business partners and suppliers may be subject to similar reporting and stakeholder expectations, which may augment or create additional risks, including risks that may not be known to us.
Short sellers of our stock may be manipulative and may drive down the market price of our common stock.
Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party, with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.
As a public entity, we may be the subject of concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in further lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition, and reputation. We may face further short sellers’ efforts or similar tactics in the future, and the market price of our common stock may decline as a result of their actions.
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
Our cybersecurity program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. To this end, we have implemented a cybersecurity program that includes, but is not limited to, the following key elements:
•Governance: The Board of Directors oversees our cybersecurity risk management strategy, regularly reviewing threats, risks, and mitigation measures. These reviews include both internal and independent evaluations of risks, controls, and effectiveness.
•Vigilance: Our global cybersecurity operations are designed to detect, prevent, contain, and respond to cyber threats and incidents, aiming to minimize business disruptions.
•Safeguards: We use administrative, technical, and physical controls designed to secure our personnel, information systems, operations, and sensitive data from cyber threats, such as cybersecurity policies and procedures, risk assessments, cybersecurity training, secure facility access, surveillance systems, firewalls, intrusion detection and prevention systems, disaster recovery capabilities, malware and ransomware defenses, access controls, and data protection.
•Education: Personnel receive periodic cybersecurity training. Our policies require employees to report any actual or suspected cybersecurity events.
•Third Party Risk Management: We strive to apply our cybersecurity standards to our third-party ecosystem, identifying and managing risks posed by third parties.
•Incident Response: We have established an incident response plan that guides how we handle cybersecurity events and incidents. This plan includes procedures to detect, analyze, contain, and eradicate threats, and communicate significant incidents to executive management, the Board of Directors, regulators, and shareholders when appropriate.
•Enterprise-Wide Coordination: Relevant stakeholders across the company—such as R&D, commercial, technology, legal, compliance, and other departments—work together to identify emerging risks and respond to cybersecurity threats through a cross-functional approach.
•External Service Providers: We use external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity processes.

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
Cybersecurity Governance
Our Board considers oversight of cybersecurity risk to be an essential component of its enterprise risk oversight responsibility and directly oversees management’s implementation of our cybersecurity program.
The Board receives periodic reports from management on our cybersecurity program and risks. In addition, management updates the Board, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant. Board members receive presentations on cybersecurity risk and strategy from our Cybersecurity Director, as part of the Board’s continuing education on topics that impact public companies.
The Cybersecurity Director, with the help of our IT and Legal team is responsible for assessing and managing our material risks from cybersecurity threats. This position has the primary responsibility for our overall cybersecurity risk management program and supervises both our internal personnel and our retained external cybersecurity consultants. The current Cybersecurity Director has extensive information security and program management experience and has held past positions as the head of cybersecurity for a wide range of organizations.

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
Holders of Common Stock
As of February 24, 2026, there were 13 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.
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
The following graph shows the total stockholder return of an investment of $100 in cash at market close on December 31, 2017 through December 31, 2025 for (1) our common stock, (2) the Nasdaq Composite Index (U.S.) and (3) the Nasdaq Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2025
400.00
300.00
200.00
100.00
0.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Rhythm Pharmaceuticals, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index

Recent Sales of Unregistered Securities
Except as previously disclosed in Current Reports on Form 8-K filed on January 4, 2024 and April 1, 2024, we did not make any unregistered sales of equity securities during the period covered by the report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Reserved
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
In this Item 7, we discuss the results of operations for the years ended December 31, 2025 and 2024 and comparisons of our cash flows for the year ended December 31, 2025 to the year ended December 31, 2024. Discussion and analysis of our 2024 fiscal year, as well as the year-over-year comparison of our 2024 financial performance to 2023, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025.

Overview
We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor (MC4R) agonists, including our lead asset, IMCIVREE (setmelanotide), as precision medicines designed to treat hyperphagia and severe obesity caused by MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing therapies for a subset of individuals who have hyperphagia, a pathological, insatiable hunger and impaired satiety accompanied by persistent and abnormal food-seeking behaviors, decreased energy expenditure and severe obesity due to diseases such as acquired or congenital hypothalamic obesity, Bardet-Biedl syndrome (BBS) or other diseases caused by impaired MC4R pathway signaling. The MC4R pathway is a neuro-endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, our most advanced MC4R agonist for which we hold worldwide rights, is the first-ever therapy that is marketed in the United States, European Union (EU), United Kingdom, Canada and several other countries and regions for certain rare MC4R pathway diseases, including BBS. We also are developing two earlier-stage investigational MC4R agonists, bivamelagon (formerly LB54640), an oral small molecule, and RM-718, designed for weekly subcutaneous administration. On February 26, 2026 we announced we completed a positive end-of-Phase-2 meeting with FDA regarding bivamelagon in acquired HO and disclosed open-label extension data from our Phase 2 trial that showed bivamelagon achieved persistent BMI reductions at six and nine months of therapy.
IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to BBS or proopiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by an FDA-approved test demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). The European Commission (EC) and the United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) have authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. Reviews of our regulatory submissions seeking approval and marketing authorization for setmelanotide as a treatment for acquired hypothalamic obesity are ongoing in the United States and Europe with an FDA-assigned Prescription Drug User Fee Act (PDUFA) goal date of March 20, 2026. We anticipate disclosing topline data from a 12-patient Japanese cohort of our Phase 3 trial evaluating setmelanotide for acquired hypothalamic obesity in March 2026, and pending positive data, completing a new drug application submission in Japan. Regulatory decisions in Europe and Japan are anticipated later in 2026 or 2027.
Following our disclosure in December 2025 of positive preliminary data from our ongoing, exploratory, open-label Phase 2 trial with setmelanotide in patients with PWS, we believe there is potential for an MC4R agonist to be a future treatment option for patients with PWS, a rare genetic disorder that results in a number of physical, mental and behavioral problems. A key feature of PWS is a constant sense of hunger that usually begins in early childhood. PWS is estimated to affect approximately 400,000 people worldwide and approximately 20,000 people in the United States. There are currently limited therapeutic options that effectively reduce the extreme hyperphagia and address low resting energy expenditure associated with PWS. Following the disclosure of these positive preliminary results in December 2025, we announced plans to further develop setmelanotide and RM-718 for PWS.
We are advancing what we believe is the most comprehensive clinical research and development program ever initiated in MC4R pathway diseases, with setmelanotide, bivamelagon and RM-718 in multiple ongoing and planned clinical trials. Our MC4R pathway program is designed to expand the total number of patients who we believe could benefit from setmelanotide therapy or from one of our new drug candidates. Our Phase 3 EMANATE trial, comprised of four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases, is ongoing with topline data expected in March 2026. Following the completion of our Phase 2 DAYBREAK trial, we identified six genetically-defined cohorts that we believe merit further investigation for potential setmelanotide efficacy.
We are leveraging what we believe is the largest known DNA database focused on obesity - with approximately 120,000 sequencing samples as of December 31, 2025 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Our sequencing-based epidemiology estimates show that each of these genetically-defined MC4R pathway deficiencies we are focused on are considered rare diseases, according to established definitions based on patient populations. Our epidemiology estimates are approximately 4,600 to 7,500 for U.S. patients in initial FDA-approved indications, including obesity due to BBS and biallelic POMC, PCSK1 or LEPR deficiencies. Our epidemiology estimates for the two more prevalent indications being studied in our Phase 3 EMANATE trial (SH2B1 and POMC/PCSK1) suggest that approximately 29,000 U.S. patients with one of these genetically driven obesities have the potential to respond well to setmelanotide. Similarly, our epidemiology estimates for patients with genetic indications who demonstrated an initial response in our Phase 2 DAYBREAK trial is approximately 65,300. All these patients face similar challenges to other patients with rare diseases, namely lack of awareness, resources, tests, tools and especially therapeutic options.
Since our inception, we have raised funds through the issuance of common and preferred equity, the sale of assets and a Revenue Interest Financing Agreement, or RIFA. We expect to continue to fund our operations through the sale of equity, debt financings or other sources. We have built our own marketing and commercial sales infrastructure in the United States and are in the process of building a similar infrastructure in several European markets and the United Kingdom. We may enter into collaborations with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.
As of December 31, 2025, we had an accumulated deficit of $1.4 billion. Our net losses were $196.5 million and $260.6 million for the years ended December 31, 2025 and 2024, respectively. We expect to continue to incur significant expenses and increasing operating losses over the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•continue to conduct clinical trials for setmelanotide and our other product candidates;
•engage contract manufacturing organizations, or CMOs, for the manufacture of clinical and commercial-grade setmelanotide;
•seek regulatory approval for setmelanotide for future indications, and for our other product candidates;
•expand our clinical and financial operations and build a marketing and commercialization infrastructure;
•engage in the sales and marketing efforts necessary to support the continued commercial efforts of IMCIVREE globally;
•take into account the levels, timing and collection of revenue earned from sales of IMCIVREE and other products approved in the future, if any; and
•continue to operate as a public company.
As of December 31, 2025, our cash and cash equivalents and short-term investments were approximately $388.9 million. We expect that our cash and cash equivalents and short-term investments as of December 31, 2025, will enable us to fund our operations for at least 24 months.
Corporate Background
We are a Delaware corporation organized in February 2013 under the name Rhythm Metabolic, Inc., and as of October 2015, under the name Rhythm Pharmaceuticals, Inc.
Financial Operations Overview
Revenue
To date, we have generated approximately $422.5 million of revenue from product sales. Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021. We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in France in March 2022 under the paid early access program. IMCIVREE was approved by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively. Following these initial approvals, sales of IMCIVREE have grown, and we expect will continue to grow.

Cost of sales
All of our inventory of IMCIVREE produced prior to FDA approval is available for commercial or clinical use. Most of the manufacturing costs have been recorded as research and development expenses in prior periods. We expect cost of sales to increase in 2026 as we continue to sell inventory that is produced after we began capitalizing manufacturing costs for IMCIVREE commercial inventory.
Research and development expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery and genetic sequencing efforts, and the clinical development of setmelanotide, which include:
•expenses incurred under agreements with third parties, including CROs that conduct research and development and preclinical activities on our behalf, and the cost of consultants and CMOs that manufacture drug products for use in our preclinical studies and clinical trials;
•employee-related expenses including salaries, benefits and stock-based compensation expense;
•the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials;
•the cost of genetic sequencing of potential patients in clinical studies;
•facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs;
•acquired in process research and development costs associated with the acquisition of Xinvento B.V., or Xinvento in the three months ended March 31, 2023; and
•acquired in process research and development costs associated with the acquisition of LG Chem, Ltd.’s, or LGC’s, proprietary compound bivamelagon in the three months ended March 31, 2024.
We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
The following table summarizes our current research and development expenses:

	December 31,
Research and development summary	2025	2024
Research and development expense	$167,340	$237,957
We are unable to predict the duration and costs of the current or future clinical trials of our product candidates. The duration, costs, and timing of clinical trials and development of setmelanotide, RM-718, bivamelagon, and a potential therapeutic product candidate for congenital hyperinsulinism (CHI) will depend on a variety of factors, including:
•the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•the rate of enrollment in clinical trials;
•the safety and efficacy demonstrated by setmelanotide in future clinical trials;
•changes in regulatory requirements;
•changes in clinical trial design; and
•the timing and receipt of any regulatory approvals.

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
Selling, general and administrative expenses
Selling expenses consist of professional fees related to preparation for the continued commercialization of setmelanotide as well as salaries and related benefits for commercial employees, including stock-based compensation. As we further implement and execute our commercialization plans to market setmelanotide in new territories and as we explore new collaborations to develop and commercialize setmelanotide, we anticipate that these expenses will materially increase.
General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, relating to our full-time employees not involved in R&D or commercial activities. Other significant costs include rent, information technology, legal fees relating to patent and corporate matters and fees for accounting and consulting services.
The following table summarizes our current selling, general and administrative expenses.

	December 31,
Selling, general and administrative summary	2025	2024
Selling, general and administrative expense	194,941	144,304
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
In the United States, which accounts for the largest portion of our total revenues, the Company sells its product through a specialty pharmacy. The product is distributed through a third-party logistics, or 3PL, distribution agent that does not take title to the product. Once the product is delivered to the Company’s specialty pharmacy provider, our customer in the United States, the customer (or “wholesaler”) takes title to the product. The wholesaler then distributes the product to patients. In our distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product. Internationally, we make sales primarily to specialty distributors and retail pharmacy chains, as well as hospitals, many of which are government-owned or supported. The Company offers returns of product sold to the customer on a limited basis, however, no material returns have been recognized to date.
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

Stock-based compensation
We maintain the Rhythm Pharmaceuticals, Inc. 2017 Equity Incentive Plan, (the “2017 Plan”) which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants to employees, consultants, advisors and directors, as determined by the board of directors. As of December 31, 2025, we had reserved 13,717,040 shares of common stock under the 2017 Plan. Shares of common stock issued pursuant to awards are generally issued from authorized but unissued shares. The 2017 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock, and not less than 110% for participants who own more than 10% of the voting power. Awards granted under the 2017 Plan will vest over periods as determined by our Compensation Committee and approved by our board of directors.
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
The exercise price of stock options granted under the 2022 Inducement Plan will not be less than the fair market value of a share of our common stock on the grant date. Other terms of awards, including vesting requirements, are determined by our board of directors and are subject to the provisions of the 2022 Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the 2022 Inducement Plan expire no more than 10 years from the date of grant. As of December 31, 2025, there were 371,148 stock option awards outstanding, 194,419 restricted stock unit awards outstanding and 59,067 shares of common stock available for future grant under the 2022 Inducement Plan.
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
Income taxes
We account for uncertain tax positions in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 740, Accounting for Income Taxes, or ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2025, we did not have any uncertain tax positions.
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
Results of Operations
Comparison of years ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Statement of Operations Data:
Product revenue, net	$194,771	$130,126	$64,645	50%
License revenue	(5,014)	—	(5,014)	100%
Total revenues	189,757	130,126	59,631	46%
Costs and expenses:
Cost of sales	19,492	13,368	6,124	46%
Research and development	167,340	237,957	(70,617)	(30)%
Selling, general, and administrative	194,941	144,304	50,637	35%
Total costs and expenses	381,773	395,629	(13,856)	(4)%
Loss from operations	(192,016)	(265,503)	73,487	(28)%
Other income (expense), net	(4,026)	5,247	(9,273)	(177)%
Loss before income taxes	(196,042)	(260,256)	64,214	(25)%
Provision for income taxes	497	346	151	44%
Net loss	$(196,539)	$(260,602)	$64,063	(25)%
Product revenue, net increased by $64.6 million to $194.8 million in 2025 from $130.1 million in 2024, an increase of 50%, due primarily to higher volume of product sold both domestically and internationally. We expect our sales of IMCIVREE to continue to increase. We have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. For the years ended December 31, 2025 and 2024, a substantial amount of our product revenue, or 69% and 74%, respectively, was generated from sales of our product to patients in the United States.
License revenue. During the year ended December 31, 2025, we recognized a reduction of previously recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 10, Significant Agreements, in the consolidated financial statements.

Cost of sales. Cost of sales increased by $6.1 million to $19.5 million in 2025 from $13.4 million in 2024, an increase of 46%, which was driven primarily by the increase in product revenue in 2025. Cost of sales is composed of royalty expense due to Ipsen on our net product sales, amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the United States and EU, the cost of product, as well as costs associated with our patient assistance programs. Specifically, the $6.1 million increase in cost of sales in 2025 was due to $3.2 million of additional royalties due to our growth in sales and $2.9 million due to higher product costs from higher net product revenue. We expect cost of sales as a percentage of product revenue, net to continue to be in a range of 10% to 12% in foreseeable future.

Research and development expense. Research and development expense decreased by $70.6 million to $167.3 million in 2025 from $238.0 million in 2024, a decrease of 30%. The net decrease was primarily due to the following:

•a decrease of $92.4 million related to acquired In-Process Research and Development (“IPR&D”) costs associated with the acquisition of LGC’s proprietary compound bivamelagon in the year ended December 31, 2024, which did not recur in 2025; and

•a net decrease of $6.7 million in our clinical trial costs due to the completion and/or wind down of various trials including our Setmelanotide long-term extension trial, DAYBREAK phase 2 trial, Phase 3 pediatrics trial, and Phase 3 HO Setmelanotide trial; partially offset with an increase in our Bivamelagon HO Phase 2 and Bivamelagon long-term extension trials, as well as our Prader-Willi Syndrome Setmelanotide trial.

The above decreases were partially offset by:

•an increase of $8.0 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees in order to support the growth of our research and development programs, as well as an increase of $9.3 million of stock-based compensation due to increases in stock price and headcount, as well as the achievement of certain clinical and/or regulatory milestones related to performance units, and

•an increase of $7.2 million associated with chemistry, manufacturing, and controls (CMC) costs for drug formulation and autoinjector development to support RM-718 and our ongoing Phase 1 clinical trial of RM-718.

Selling, general and administrative expense. Selling, general and administrative expense increased by $50.6 million to $194.9 million in 2025 from $144.3 million in 2024, an increase of 35%. The increase was primarily due to the following:
•an increase of $19.9 million increase in compensation and benefits-related costs associated with additional headcount to support our expanding business operations as well as to establish commercial operations in international regions; as well as an increase of $17.8 million of stock-based compensation due to increases in stock price and headcount, as well as the achievement of certain clinical and/or regulatory milestones related to performance units, and

•an increase of $6.6 million related to increased marketing and promotion costs to support continued revenue growth, and our anticipated product launch for Hypothalamic Obesity.
•an increase of $4.2 million related to professional services costs, including legal, consulting and tax services.
Other income (expense), net. During the year ended December 31 2025, we incurred $(4.0) million in other expense, compared to $5.2 million of other income in 2024. This change of $(9.3) million was due to the following:
•a one-time gain of $8.9 million that was recognized for the settlement of a forward contract recorded with the issuance of Convertible Preferred Stock during the year ended December 31, 2024; which did not recur in 2025, and
•a decrease in other income of $0.9 million primarily due to the change in fair value of the embedded derivative on our deferred royalty obligation and less foreign exchange gains in 2025.

Liquidity and Capital Resources
As of December 31, 2025, our cash and cash equivalents and short-term investments were approximately $388.9 million.
Cash flows
The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(115,675)	$(113,879)
Investing activities	$(137,153)	$(48,173)
Financing activities	$217,963	$191,242
Effect of exchange rates on cash	$87	$2
Net increase (decrease) in cash, cash equivalents and restricted cash	$(34,778)	$29,192
Net cash used in operating activities
The use of cash in all periods resulted primarily from our net losses, adjusted for non-cash charges and changes in components of operating assets and liabilities.
Net cash used in operating activities was $115.7 million for the year ended December 31, 2025, and consisted primarily of a net loss of $196.5 million adjusted for $81.8 million of non-cash charges, which consisted of stock-based compensation, depreciation and amortization, non-cash interest expense, non-cash accretion and amortization of short-term investments, non-cash rent expense, and the change in the fair value of our embedded derivative liability, which we expect to continue to have these add-backs to net income. Additionally, the change in operating assets and liabilities used net cash of approximately $1.0 million, and was primarily driven by total net increases of accounts receivable of $7.6 million, which corresponds to the increase in our revenue, $7.5 million increase in inventory as we work to build up our supply ahead of anticipated demand, and an increase of $6.3 million in prepaid expenses and other current assets due primarily to prepayments being reclassed from long-term to short-term, offset by total net increases to accounts payable and accrued expenses of $21.9 million primarily driven by the increase in our sales allowance for pricing rebates as our revenue continues to grow.
Net cash used in operating activities was $113.9 million for the year ended December 31, 2024, and consisted primarily of a net loss of $260.6 million adjusted for non-cash items of $43.8 million, which consisted of stock-based compensation, depreciation and amortization, non-cash interest expense, non-cash accretion and amortization of short-term investments, non-cash rent expense, gain on settlement of forward contract, and the change in the fair value of our embedded derivative liability. Our net loss also included $92.4 million of acquired In-Process Research and Development (IPR&D) assets, which are classified as investing activities. The change in operating assets and liabilities provided net cash of approximately $10.6 million, primarily driven by increases to accounts payable and accrued expenses of $21.9 million, net decreases in long-term assets of $7.9 million, offset by net increases in accounts receivable and inventory of $13.8 million and net increases to prepaid expenses of $5.5 million.
Net cash used in investing activities
Net cash used in investing activities was $137.2 million for the year ended December 31, 2025 and related to purchases of short term investments for $348.7 million and cash used for the final payment we made in July 2025 for LGC’s proprietary compound bivamelagon for $40.0 million, offset by gross maturities and sales of short-term investments of $252.5 million.
Net cash used in investing activities was $48.2 million for the year ended December 31, 2024 and related to purchases of short term investments for $268.3 million and cash used for the purchase of LGC’s proprietary compound bivamelagon for $40.0 million in January 2024, offset by gross maturities of short-term investments of $260.6 million.

Net cash provided by financing activities
Net cash provided by financing activities was $218.0 million for the year ended December 31, 2025, which consisted of net proceeds of $188.7 million from a follow-on offering of our common stock in July 2025, and net proceeds from our ATM equity offering of $34.0 million. We also received proceeds of $15.2 million from the exercise of stock options and the issuance of common stock from our 2017 Employee Stock Purchase Plan. These proceeds were offset by $19.9 million of repayments of our deferred royalty obligation.
Net cash provided by financing activities was $191.2 million for the year ended December 31, 2024, and consisted of net proceeds of $147.8 million from the issuance of Convertible Preferred Stock as well as net proceeds from our ATM equity offering of $39.1 million. We also received proceeds of $17.2 million from the exercise of stock options and the issuance of common stock from our 2017 Employee Stock Purchase Plan. These proceeds were offset by $12.9 million of repayments of our deferred royalty obligation.
Revenue Interest Financing Agreement
On June 16, 2022, we entered into the RIFA with HealthCare Royalty, for a total investment amount of up to $100 million. In exchange for the total investment amount to be received by us, HealthCare Royalty will receive a tiered royalty based on global net product sales generated by IMCIVREE. For additional information, see Note 11, Long-term Obligations, to the consolidated financial statements included elsewhere in this Annual Report.
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
We expect that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least 24 months from the date of filing of this Annual Report on Form 10-K. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
Our future capital requirements will depend on many factors, including:
•the cost to continue to commercialize setmelanotide, by growing our internal sales force or entering into collaborations with third parties and providing support services for patients;
•the scope, progress, results and costs of clinical trials for our setmelanotide program, as well as for RM-718 and bivamelagon, and in connection with a therapeutic product candidate for CHI;
•the costs, timing and outcome of regulatory review of our setmelanotide program; as well as for RM-718 and bivamelagon, and in connection with a therapeutic product candidate for CHI;
•the obligations owed to Ipsen, Camurus AB and LGC, pursuant to our license agreements;
•the extent to which we acquire or in-license other product candidates and technologies;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•our ability to establish and maintain additional collaborations on favorable terms, if at all; and
•the costs of operating as a public company.

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
Other funding
On July 9, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and BofA Securities, Inc., as the representatives of the several underwriters named in the Underwriting Agreement (collectively, the “Underwriters”), in connection with a follow-on offering, issuance and sale by us of 2,058,824 shares of the Company’s common stock. The offering price of the shares of common stock to the public was $85.00 per share. In addition, under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to 308,823 additional shares of Common Stock, at the public offering price per share, less underwriting discounts and commissions. On July 10, 2025, the Underwriters exercised the option in full. The closing of the sale of the shares pursuant to the offering, including the shares sold pursuant to the exercise in full of the option, took place on July 11, 2025, resulting in net proceeds of approximately $188.7 million, net of $12.6 million of underwriting discounts and commissions, and other offering expenses that we incurred, for a total share issuance of 2,367,647.
In April 2024, we received $147.8 million in net proceeds under the Investment Agreement, with certain affiliates of Perceptive Advisors LLC, or Perceptive, and certain other investors, relating to the issuance and sale of 150,000 shares of a new series of the Company’s Convertible Preferred Stock for an aggregate purchase price of $150.0 million, or $1,000 per share - see Note 9 to our consolidated financial statements - Series A Convertible Preferred Stock for additional information.
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
Future milestone and royalty payments associated with our license agreements with Ipsen, Camurus, and LG Chem, have not been included as contractual obligations as we cannot reasonably estimate if or when they will occur. Under the terms of the Ipsen license agreement, Ipsen may receive aggregate payments of up to $40.0 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales and at December 31, 2025 there were $27.0 million of remaining milestones that may be achieved and due to Ipsen at a future date. We did not make milestone payments to Ipsen during 2023, 2024 or 2025.
Under the terms of the Camurus license agreement, assuming that the weekly formulation of setmelanotide is successfully developed, receives regulatory approval and is commercialized, Camurus may receive aggregate payments of up to $64.8 million upon the achievement of certain development and commercial milestones under the license agreement and royalties on future product sales. As of December 31, 2025, there were $62.5 million of remaining milestones that may be achieved and for which Camurus would receive payment at a future date. We did not make milestone payments to Camurus during 2023, 2024 or 2025.
Under the terms of the LG Chem license agreement, we have paid LG Chem $80 million in cash and issued shares to them of our common stock with an aggregate value of $20 million. We have also agreed to pay LG Chem up to $205 million in cash upon achieving various regulatory milestones and sales milestones based on net sales of bivamelagon. In addition and subject to the completion of Phase 2 development of bivamelagon, the Company has agreed to pay LGC royalties of between low-to-mid single digit percent of net revenues from its MC4R portfolio, including bivamelagon, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon in a region if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon for the limited remainder of the royalty term in the relevant region. We entered into this agreement in 2024 and have not yet made any milestone payments.
Based on our current development plans as of December 31, 2025, we expect to make a $2.0 million milestone payment to the sellers of Xinvento upon the commencement of good laboratory practices toxicity trials (currently expected to begin in 2026). Milestones generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in our financial statements and are excluded from the table below.
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
We are also exposed to market risks related to fluctuations in foreign currency exchange rates. These risks arise primarily from our international operations, including foreign currency‑denominated revenues, expenses, assets, liabilities, and intercompany transactions. Changes in exchange rates can impact our results of operations, financial position, and cash flows, as well as the U.S. dollar value of our foreign currency‑denominated balances. Our exposure to foreign currency risk is not material for the year ended December 31, 2025; we consider this exposure as part of our overall risk management process.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rhythm Pharmaceuticals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Rhythm Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rhythm Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible preferred stock & stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
February 26, 2026
Item 9B.                          Other Information
a)Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
b)Insider Trading Arrangements and Policies.
On December 15, 2025, Pamela Cramer, the Company's Chief Human Resources Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 52,617 shares of the Company's common stock until March 15, 2027.
On December 15, 2025, Jennifer Lee, the Company's EVP, Head of North America, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 62,459 shares of the Company's common stock until October 1, 2026.
On December 15, 2025, Joseph Shulman, the Company's Chief Technical Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 66,910 shares of the Company's common stock until March 12, 2027.
On December 15, 2025, Lynn Tetrault, a member of the Company's Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 55,000 shares of the Company's common stock until September 16, 2026.
Other than as disclosed above, during the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange commission not later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2025, regarding our common stock that may be issued under (1) the 2017 Plan; (2) our 2017 Employee Stock Purchase Plan, (the 2017 ESPP); and (3) the 2022 Inducement Plan.

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders
2017 Plan	9,080,190	$28.45	4,636,850
2017 ESPP	—	—	1,240,958
Equity compensation plans not approved by stockholders
2022 Inducement Plan	565,567	$23.25	59,067
Total	9,645,757	$28.15	5,936,875
(1)The 2017 Plan provides for an annual increase on each January 1 commencing in 2018 and ending in 2027, by an amount equal to 4% of the number of shares of common stock outstanding as of the end of the immediately preceding fiscal year, provided that the Board may provide for no increase or that the increase will be a lesser number of shares.
(2)The 2017 ESPP provides for an annual increase on each January 1 commencing in 2018 and ending in 2027, by an amount equal to the lesser of (i) 1% of the number of shares of common stock outstanding as of the end of the immediately preceding fiscal year or (ii) 682,102, provided that the Board may provide for no increase or that the increase will be a lesser number of shares.
(3)The 2022 Inducement Plan adopted on February 9, 2022. Awards issued under the 2022 Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 1,000,000 shares of the Company’s common stock were reserved for issuance under the 2022 Inducement Plan. The material terms of the 2022 Inducement Plan are described in Note 9 to the consolidated financial statements included herein.
Other
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements.
For a list of the consolidated financial statements included herein, see Index on page F-1 of this report.
2.Financial Statement Schedules.
All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.
3.List of Exhibits.
The following is a list of exhibits filed as part of this Annual Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
2.1	Asset Purchase Agreement, dated January 5, 2021, between the Registrant and Alexion Pharmaceuticals, Inc.	8-K	1/5/2021	2.1
2.2	Share Purchase Agreement, by and between Rhythm Pharmaceuticals Netherlands B.V. and Xinvento B.V., dated February 27, 2023.	10-K	3/1/2023	2.2
3.1	Amended and Restated Certificate of Incorporation.	8-K	6/26/2025	3.1
3.2	Amended and Restated Bylaws.	8-K	12/18/2023	3.1
3.3	Amended and Restated Certificate of Designations	10-Q	05/07/2024	3.4
4.1	Form of Common Stock Certificate.	S-1/A	9/25/2017	4.1
4.2	Form of Indenture to be entered into between the Registrant and a trustee acceptable to the registrant.	S-3	11/2/2021	4.3
4.3	Form of Indenture.	S-3ASR	3/2/2023	4.1
4.4	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/1/2023	4.3
10.1†	Form of Indemnification Agreement.	S-1/A	9/25/2017	10.1
10.2†	2015 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	S-1/A	9/25/2017	10.21
10.3.1†	2017 Equity Incentive Plan and Form of Option Agreement and Notice of Exercise.	10-Q	11/14/2017	10.2
10.3.2†	2017 Equity Incentive Plan Restricted Stock Unit Award Agreement	10-K	3/2/2020	10.18
10.3.3†	2017 Equity Incentive Plan Performance Unit Agreement	10-Q	05/07/2024	10.4
10.4.1†	2017 Employee Stock Purchase Plan	10-Q	11/14/2017	10.10
10.4.2†	First Amendment to the 2017 Employee Stock Purchase Plan	S-1	6/18/2018	10.17
10.5.1†	2022 Employment Inducement Plan and Form of Option Agreement	10-K	3/1/2022	10.5.1
10.5.2†	2022 Employment Inducement Plan Form of Restricted Stock Unit Agreement	10-K	3/1/2022	10.5.2
10.6†	Non-Employee Director Compensation Program	10-Q	8/5/2025	10.1
10.7†	Deferred Compensation Plan (Employees)	S-8	1/16/2026	99.1
10.8‡	License Agreement, dated March 21, 2013, by and between the Registrant (f/k/a Rhythm Metabolic, Inc.) and Ipsen Pharma S.A.S.	S-1	9/5/2017	10.6
10.9‡	License Agreement, dated January 4, 2016, by and between the Registrant and Camurus AB.	S-1	9/5/2017	10.8
10.10.1	Lease, dated November 25, 2015, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	S-1	9/5/2017	10.11
10.10.2	First Amendment to Lease, dated April 15, 2016, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	10-K	3/8/2019	10.9
10.10.3	Second Amendment to Lease, dated August 6, 2018, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	8-K	8/9/2018	10.1
10.10.4	Third Amendment to Lease, dated August 6, 2018, by and between the Registrant and 500 Boylston & 222 Berkeley Owner (DE) LLC.	10-Q	05/07/2024	10.5
10.11†	Amended & Restated Offer Letter, dated August 3, 2023, by and between the Registrant and Hunter Smith.	8-K	8/3/2023	10.4
10.12†	Offer Letter, dated September 4, 2020, by and between the Registrant and Yann Mazabraud.	10-Q	11/2/2020	10.1

10.13†	Amended & Restated Offer Letter, dated July 28, 2023, by and between the Registrant and Joseph Shulman.	8-K	8/3/2023	10.2
10.14†	Amended & Restated Offer Letter, dated August 3, 2023, by and between the Registrant and Jennifer Chien.	8-K	8/3/2023	10.3
10.15†	Amended & Restated Offer Letter, dated July 28, 2023, by and between the Registrant and David P. Meeker.	8-K	8/3/2023	10.1
10.16†	Offer Letter, dated July 9, 2021, by and between the Registrant and Pamela Cramer	10-Q	8/3/2021	10.1
10.17†*	Offer Letter, dated May 20, 2024, by and between the Registrant and Alastair Garfield.
10.18‡‡	Revenue Interest Financing Agreement, dated June 16, 2022, by and between the Company and entities managed by HealthCare Royalty Management, LLC	10-Q	8/03/2022	10.1
10.19‡‡	Exclusive License Agreement, dated January 4, 2024, by and between Rhythm Pharmaceuticals, Inc. and LG Chem, Ltd.	10-K	2/29/2024	10.25
10.20‡‡	Investment Agreement dated April 1, 2024, by and between Rhythm Pharmaceuticals, Inc., certain affiliates of Perceptive Advisors LLC, and certain other investors	8-K	04/01/2024	10.1
19.0	Rhythm Global Insider Trading Policy	10-K	02/28/2025	19.0
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
97†	Policy for Recovery of Erroneously Awarded Compensation	10-K	2/29/2024	97
101.INS*	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
___________________________________________________________
*Filed herewith.
**Furnished and not filed herewith.
†Indicates management contract or compensatory plan.
‡Indicates confidential treatment has been requested with respect to specific portions of this exhibit. Omitted portions have been filed with the SEC pursuant to Rule 406 of the Securities Act.
‡‡Indicates that portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and the registrant customarily and actually treats such information as private or confidential.

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

Name	Title	Date

/s/ David P. Meeker M.D.	Chief Executive Officer, Director, Chairman of the Board	February 26, 2026
David P. Meeker M.D.	(Principal Executive Officer)

/s/ Hunter Smith	Chief Financial Officer	February 26, 2026
Hunter Smith	(Principal Financial Officer)

/s/ Christopher P. German	Corporate Controller	February 26, 2026
Christopher P. German	(Principal Accounting Officer)

/s/ Edward T. Mathers	Lead Director	February 26, 2026
Edward T. Mathers

/s/ Stuart Arbuckle	Director	February 26, 2026
Stuart Arbuckle

/s/ Jennifer L. Good	Director	February 26, 2026
Jennifer L. Good

/s/ Christophe R. Jean	Director	February 26, 2026
Christophe R. Jean

/s/ David W. J. McGirr	Director	February 26, 2026
David W. J. McGirr

/s/ Lynn A. Tetrault	Director	February 26, 2026
Lynn A. Tetrault

RHYTHM PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rhythm Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rhythm Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible preferred stock & stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Accrued and Prepaid Research and Development Expenses related to Phase 3 evaluation of setmelanotide on acquired hypothalamic obesity.

Description of the Matter	The Company’s accrued expenses and other current liabilities related to research and development costs were $17.1 million at December 31, 2025. In addition, the Company’s prepaid expenses and other current assets and other long-term assets related to research and development costs were $16.2 million and $1.7 million, respectively, at December 31, 2025. As discussed in Note 2 of the consolidated financial statements, the Company’s research and development expenses are based on the Company’s estimates of the progress of the related studies or clinical trials, including the phase or completion of events, invoices received, and contracted costs, which results in an accrual or prepayment at the balance sheet date.

Auditing the Company’s accrued and prepaid research and development expenses for the Phase 3 evaluation of setmelanotide on acquired hypothalamic obesity was complex and judgmental, as accounting for the costs associated with this clinical trial required significant estimation of the level of services performed and the associated costs incurred by service providers. Additionally, due to the long duration of this clinical trial and the timing of invoicing received from third parties, the actual amounts incurred are not always known prior to the issuance of the Company’s financial statements.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls over the Company’s accrued and prepaid research and development expenses, including management’s review control over the review of the estimation of levels of services provided, determination of costs incurred to date and the completeness and accuracy of the data used in determining prepaid and accrued research and development expenses estimate.

To evaluate the prepaid and accrued research and development costs for this clinical trial at December 31, 2025, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant judgments and estimates made by management to determine the recorded prepaid and accrued amounts. To test the significant judgments and estimates, we corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. In addition, we tested estimates of costs incurred to date by confirming actual costs incurred with the relevant third parties and through review of invoices received by the Company. We also analyzed fluctuations in the prepaid and accrued amounts by vendor and by trial throughout the period subject to audit, evaluated the costs incurred per trial, site and/or patient for reasonableness and tested subsequent invoices received from third parties.

Allowances for Rebates under the Medicaid Drug Rebate Program

Description of the Matter	As discussed in Note 2 to the Company’s consolidated financial statements, the Company recognizes revenue from product sales based on amounts due from customers net of allowances for variable consideration. Variable consideration includes, among others, rebates mandated by law under the Medicaid Drug Rebate Program. The Company includes an estimate of variable consideration in its transaction price at the time of sale, when control of the product transfers to the customer. The Company estimates its Medicaid Drug Rebate Program rebates based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, contractual rebate rates and estimated lag time of the rebate invoices. Medicaid Drug Rebate Program rebate accruals inclusive of estimated amounts payable for claims not yet received or processed are classified as sales allowances and recorded within accrued expenses and other current liabilities on the Company’s consolidated balance sheet. Sales allowances, included within accrued expenses and other current liabilities, were $31.6 million as of December 31, 2025.

Auditing the allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S. was complex and judgmental due to the complexity of the government mandated calculations. The allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S. are sensitive to these calculations.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including management’s review control over the computation and review of the allowances for rebates under the Medicaid Drug Rebate Program. We tested the Company’s control to assess the completeness and accuracy of the current and historical data that supports the estimate of the allowance for rebates under the Medicaid Drug Rebate Program, the assumptions related to the inputs utilized as well as management’s review of the application of the government pricing regulations.

Our audit procedures to test the allowances for rebates owed pursuant to the Medicaid Drug Rebate Program included, among others, procedures to assess the government mandated calculations used to determine the allowance and procedures to test the completeness and accuracy of the underlying data used in the calculations. To test the government mandated calculations used to determine the allowance, we involved our government pricing specialists to assist in evaluating the Company’s methodology and calculations to measure certain estimated rebates. To test the completeness and accuracy of the underlying data used in the government mandated calculations, we compared the data used in the Company’s calculations to underlying sales data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 26, 2026

RHYTHM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$54,301	$89,137
Short-term investments	334,648	231,428
Accounts receivable, net	26,081	18,512
Inventory	25,753	18,741
Prepaid expenses and other current assets	26,133	16,382
Total current assets	466,916	374,200
Property and equipment, net	1,104	632
Right-of-use asset	3,049	3,477
Intangible assets, net	5,319	6,174
Restricted cash	522	464
Other long-term assets	3,286	7,326
Total assets	$480,196	$392,273
Liabilities, Convertible Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable	$13,947	$12,328
Accrued expenses and other current liabilities	83,855	62,658
Other current liability - LG Chem	—	37,704
Deferred revenue	194	1,286
Deferred royalty obligation, current	7,296	1,541
Lease liability	650	—
Total current liabilities	105,942	115,517
Long-term liabilities:
Deferred royalty obligation	100,886	108,269
Lease liability, non-current	3,342	3,938
Derivative liability	—	—
Total liabilities	210,170	227,724
Commitments and contingencies (Note 12)
Series A convertible preferred stock, $0.001 par value: 150,000 shares authorized; 132,500 and 150,000 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively. Liquidation preference of $132,500 and $150,000 as of December 31, 2025, and December 31, 2024, respectively.	130,957	142,820
Stockholders’ equity:
Common stock, $0.001 par value: 120,000,000 shares authorized; 67,205,321 and 62,390,654 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	67	61
Additional paid-in capital	1,491,675	1,177,045
Accumulated other comprehensive (loss) income	(796)	(39)
Accumulated deficit	(1,351,877)	(1,155,338)
Total stockholders’ equity	139,069	21,729
Total liabilities, convertible preferred stock and stockholders’ equity	$480,196	$392,273
The accompanying notes are an integral part of these financial statements.

RHYTHM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues:
Product revenue, net	$194,771	$130,126	$77,428
License revenue	(5,014)	—	—
Total revenues	189,757	130,126	77,428
Costs and expenses:
Cost of sales	19,492	13,368	9,302
Research and development	167,340	237,957	134,951
Selling, general, and administrative	194,941	144,304	117,532
Total costs and expenses	381,773	395,629	261,785
Loss from operations	(192,016)	(265,503)	(184,357)
Other income (expense):
Other income, net	1,264	2,239	190
Gain on settlement of forward contract	—	8,900	—
Interest expense	(20,583)	(20,603)	(13,892)
Interest income	15,293	14,711	13,945
Total other income (expense), net	(4,026)	5,247	243
Loss before income taxes	(196,042)	(260,256)	(184,114)
Provision for income taxes	497	346	564
Net loss	$(196,539)	$(260,602)	$(184,678)
Accrued dividends on convertible preferred stock	(5,378)	(3,970)	—
Net loss attributable to common stockholders	$(201,917)	$(264,572)	$(184,678)
Net loss per share attributable to common stockholders, basic and diluted	$(3.11)	$(4.34)	$(3.20)

Weighted-average common shares outstanding, basic and diluted	64,984,361	60,995,204	57,673,128

Other comprehensive loss:
Net loss attributable to common stockholders	$(201,917)	$(264,572)	$(184,678)
Foreign currency translation adjustment	(1,261)	2	(140)
Unrealized (loss) gain, net on marketable securities, net of tax	504	(175)	366
Comprehensive loss	$(202,674)	$(264,746)	$(184,452)
The accompanying notes are an integral part of these financial statements.

RHYTHM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	56,612,429	$56	$974,356	$(92)	$(710,058)	$264,262
Stock compensation expense	—	—	—	—	32,553	—	—	32,553
Issuance of common stock in connection with ESPP	—	—	49,819		1,053	—	—	1,053
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	745,066	1	7,467	—	—	7,468
Issuance of common stock upon completion of ATM equity offering, net of offering costs	—	—	2,019,245	2	48,873	—	—	48,875
Foreign currency translation adjustment	—	—	—	—	—	(140)	—	(140)
Net unrealized gain on marketable securities	—	—	—	—	—	366	—	366
Net loss	—	—	—	—	—	—	(184,678)	(184,678)
Balance at December 31, 2023	—	$—	59,426,559	$59	$1,064,302	$134	$(894,736)	$169,759
Issuance of Series A Preferred Stock, net of $2.3 million of issuance costs	150,000	138,850	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	39,682	—	—	39,682
Issuance of common stock in connection with ESPP	—	—	44,554	—	1,270	—	—	1,270
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	1,742,803	2	15,972	—	—	15,974
Issuance of common stock as consideration for LGC license	—	—	432,143	—	18,716	—	—	18,716
Issuance of common stock upon completion of ATM equity offering, net of $1.1 million offering costs	—	—	744,595	—	41,073	—	—	41,073
Accretion of preferred stock dividends	—	3,970	—	—	(3,970)	—	—	(3,970)
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Net unrealized loss on marketable securities	—	—	—	—	—	(175)	—	(175)
Net loss	—	—	—	—	—	—	(260,602)	(260,602)
Balance at December 31, 2024	150,000	$142,820	62,390,654	$61	$1,177,045	$(39)	$(1,155,338)	$21,729
Stock compensation expense	—	—	—	—	66,818	—	—	66,818
Issuance of common stock in connection with ESPP	—	—	37,514	1	1,583	—	—	1,584
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	1,457,414	1	13,603	—	—	13,604
Issuance of common stock upon completion of public offering, net of offering costs of $12.6 million	—	—	2,367,647	2	188,655	—	—	188,657
Issuance of common stock upon completion of ATM equity offering, net of $0.7 million of offering costs	—	—	587,510	1	32,108	—	—	32,109
Accretion of preferred stock dividends	—	5,378	—	—	(5,378)	—	—	(5,378)
Conversion of Series A preferred stock redeemable to common stock	(17,500)	(17,241)	364,582	1	17,241	—	—	17,242
Foreign currency translation adjustment	—	—	—	—	—	(1,261)	—	(1,261)
Net unrealized gain on marketable securities	—	—	—	—	—	504	—	504
Net loss	—	—	—	—	—	—	(196,539)	(196,539)
Balance at December 31, 2025	132,500	$130,957	67,205,321	$67	$1,491,675	$(796)	$(1,351,877)	$139,069

The accompanying notes are an integral part of these financial statements.

RHYTHM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(196,539)	$(260,602)	$(184,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	66,818	39,682	32,553
Depreciation and amortization	1,338	1,563	1,758
Non-cash interest expense	20,584	20,603	13,360
Non-cash accretion & amortization of short-term investments	(6,516)	(8,165)	(9,835)
Non-cash rent expense	428	400	401
Change in fair value of embedded derivative liability	(910)	(1,420)	(190)
Gain on settlement of forward contract	—	(8,900)	—
Acquired IPR&D assets classified as investing activities	—	92,385	5,667
Other non-cash items	90	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,570)	(3,645)	(8,643)
Inventory	(7,474)	(10,117)	(5,707)
Prepaid expenses and other current assets	(6,327)	(5,524)	2,876
Deferred revenue	(1,092)	—	(148)
Other long-term assets, net	(397)	7,943	1,656
Accounts payable, accrued expenses and other liabilities	21,892	21,918	14,773
Net cash used in operating activities	(115,675)	(113,879)	(136,157)
Investing activities
Purchases of short-term investments	(348,669)	(268,313)	(354,918)
Maturities of short-term investments	252,469	260,640	354,967
Acquisition of IPR&D assets	(40,000)	(40,500)	(5,667)
Purchases of property and equipment	(953)	—	(47)
Net cash used in investing activities	(137,153)	(48,173)	(5,665)
Financing activities
Repayment of deferred royalty obligation	(19,917)	(12,900)	(7,398)
Proceeds from issuance of common stock upon completion of public offering, net of offering costs	188,657	—	—
Proceeds from the exercise of stock options	13,604	15,976	7,468
Proceeds from issuance of common stock from ESPP	1,584	1,270	1,053
Net proceeds from issuance of common stock	34,035	39,146	48,875
Proceeds from royalty financing agreement, net of issuance costs	—	—	24,370
Gain on settlement of forward contract	—	8,900	—
Proceeds from Series A Preferred Stock, net of issuance costs	—	138,850	—
Net cash provided by financing activities	217,963	191,242	74,368
Effect of exchange rates on cash	87	2	(142)
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,778)	29,192	(67,596)
Cash, cash equivalents and restricted cash at beginning of period	89,601	60,409	128,005
Cash, cash equivalents and restricted cash at end of period	$54,823	$89,601	$60,409
Supplemental disclosure of non-cash investing and financing activities:
Non-current liability issued in exchange for the acquisition of IPR&D	$—	$33,669	$—
Issuance of common stock in exchange for IPR&D	$—	$18,716	$—
Accretion of preferred stock dividends	$5,378	$3,970	$—
The accompanying notes are an integral part of these financial statements.

Rhythm Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(In millions, except share and per share information or as otherwise noted)
1. Nature of Business
Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor agonists, including our lead asset, IMCIVREE (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are developing therapies for a subset of individuals who have hyperphagia, a pathological hunger, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), Great Britain, Canada and other countries and regions.
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
Liquidity
The Company has incurred operating losses and negative cash flows from operations since inception, and expects operating losses to continue for the foreseeable future. As of December 31, 2025, the Company had an accumulated deficit of $1.4 billion. The Company has primarily funded these losses through the proceeds from the sales of our common stock and preferred stock, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. The Company has devoted substantially all of its resources to its drug development efforts, comprising of research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to continue to develop its product candidates and ultimately upon its ability to attain profitable operations.
At December 31, 2025, the Company had $388.9 million of cash and cash equivalents and short-term investments on hand. In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out-license arrangements, revenue and revenue growth, and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financings will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company's operations through at least the next twelve months from the filing of this Annual Report on Form 10-K with the SEC.

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
Segment Information
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently operates in two business segments, which are U.S. and international segments for the development and commercialization of therapies for patients with rare diseases. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company meets the aggregation criteria of ASC 280 and therefore has one reportable segment for the year ended December 31, 2025.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the years ended December 31, 2025 and 2024, approximately 69% and 74%, respectively, of all of the Company’s revenue was generated from a single customer in the United States. Additionally, a single international customer also generated approximately 10% of the Company's revenue during the year ended December 31, 2025. As of December 31, 2025 and 2024, approximately 56% and 67%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.

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
Short-Term Investments
Short-term investments consist of investments with maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the years ended December 31, 2025, 2024, and 2023, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of December 31, 2025 and 2024, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.
Restricted Cash
Restricted cash consists of security deposits in the form of letters of credit placed in separate restricted bank accounts as required under the terms of the Company’s lease arrangement for its corporate office in Boston, Massachusetts and the Company’s corporate travel credit card.
Accounts Receivable, net
Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any material credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customer. At December 31, 2025 and 2024, the Company determined an allowance for doubtful account was not required based upon its review of contractual payments and its customer payment histories.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, Net
In the United States, which accounts for the largest portion of our total revenues, the Company sells its product through a specialty pharmacy. The product is distributed through third-party logistics, or 3PL, distribution agent that does not take title to the product. Once the product is delivered to the Company’s specialty pharmacy provider, our customer in the United States, the customer (or “wholesaler”) takes title to the product. The wholesaler then distributes the product to patients. In our distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product. Internationally, we make sales primarily to specialty distributors and retail pharmacy chains, as well as hospitals, many of which are government-owned or supported. The Company offers returns of product sold to the customer on a limited basis, however, no material returns have been recognized to date.
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
The following are the components of variable consideration related to product revenue:
Government rebates: The Company is subject to discount obligations under government programs, including U.S. Medicaid programs, Medicare and Tricare in the United States as well as certain government rebates and pricing adjustments in certain international markets that we operate. We estimate these rebates based upon a range of possible outcomes that take into consideration among other things, historical experience of claims submitted by the various states and jurisdictions, contractual rebate rates, estimated lag time of the rebate invoices and the estimated payer mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on our consolidated balance sheets. On a quarterly basis, we update our estimates and record any necessary adjustments in the period that we identify the adjustments.
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
The table below summarizes balances and activity in each of the product revenue allowance and reserve categories as follows (in thousands):

	Provision for Cash Discounts	Fees, Rebates and Other Incentives	Total
Beginning Balance at December 31, 2023	$199	$9,475	$9,674
Provision related to sales in the current year	2,317	27,315	29,632
Credit and payments made	(2,263)	(20,940)	(23,203)
Ending balance December 31, 2024	$253	$15,850	$16,103
Provision related to sales in the current year	3,670	45,811	49,481
Credit and payments made	(3,620)	(30,097)	(33,717)
Ending balance December 31, 2025	$303	$31,564	$31,867
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
For arrangements that include sales-based royalties, including sales-based milestone payments, and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalties have been allocated has been satisfied (or partially satisfied). Refer to Note 10, Significant Agreements, for discussion related to the Company’s accounting for the RareStone Group, Ltd. agreement.
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
Inventory consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw Materials	$6,745	$6,776
WIP	1,631	1,250
Finished Goods	17,377	10,715
Total Inventory	$25,753	$18,741
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell. No events or changes in circumstances existed to require an impairment assessment during the years ended December 31, 2025, 2024 and 2023.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of costs incurred in advance of services being received, including services related to clinical trial programs. Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,
	2025	2024
Prepaid research and development costs	$16,166	$7,580
Other current assets	9,967	8,802
Prepaid expenses and other current assets	$26,133	$16,382
Other Long-Term Assets
Other long-term assets consist primarily of costs incurred in advance of services being received, including services related to clinical trial programs. Since the Company will not receive services within one year of the balance sheet date, these assets are considered long-term. Other long-term assets consists of the following (in thousands):

	December 31,
	2025	2024
Long-term research and development costs	$1,660	$6,209
Other long-term assets	1,626	1,117
Other long-term assets	$3,286	$7,326

Property and Equipment
Property and equipment consists of the following (in thousands):

	Useful Life	December 31,
		2025	2024
Leasehold improvements	*	$2,733	$2,705
Office equipment	5 years	154	154
Computers and software	3 years	1,291	1,291
Furniture, fixtures and equipment	5 years	1,249	1,249
Construction in progress		926	—
Property and equipment, gross		6,353	5,399
Less accumulated depreciation and amortization		(5,249)	(4,767)
Property and equipment, net		$1,104	$632
*Shorter of asset life or lease term.
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2025, 2024 and 2023 was $0.5 million, $0.7 million, and $0.9 million respectively.
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
Foreign Currency Translation
The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity. Net foreign currency exchange transaction gains (losses), which are included in other (expense) income, net on our consolidated statements of operations, were immaterial for the years ended December 31, 2025, 2024 and 2023.
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
The Company’s cash equivalents and marketable securities and derivative liability at December 31, 2025 and 2024 were carried at fair value, determined according to the fair value hierarchy. See Note 5 for further discussion.
The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities at December 31, 2025 and 2024, respectively.
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
The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, no accrued interest or penalties are included as a component of accrued expenses in the consolidated balance sheets.

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
The following table includes the potential common shares, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect, under either the treasury stock or if-converted method for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	6,466,178	6,611,391	6,551,025
Restricted stock units	2,884,935	1,805,412	1,079,382
Performance stock units	294,644	249,322	581,246
Common stock reserved for the conversion of Series A convertible preferred stock	2,760,413	3,124,995	—
Potential common shares	12,406,170	11,791,120	8,211,653
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
Patent Costs
Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expenses. Patent costs were $2.0 million, $1.3 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Recently adopted accounting pronouncements
In December 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. The new guidance requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for us beginning in fiscal year ending December 31, 2025. The Company has adopted this update on a prospective basis. The adoption of this guidance resulted in expanded disclosures in its consolidated financial statements.

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
Recently issued accounting pronouncements, not yet adopted
In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors, or make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is in the process of evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements.” The amendments in this update provide clarity on interim disclosure requirements and the applicability of Topic 270. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

3. Asset Acquisitions
LG Chem, Ltd.
On January 4, 2024, the Company entered into a license agreement and share issuance agreement with LG Chem, Ltd. (“LGC”). Under the terms of the license agreement, the Company obtained worldwide rights to LGC’s proprietary compound bivamelagon.
The total purchase consideration of $92.4 million was composed of $40.0 million of cash paid at closing and issued shares of the Company’s common stock with an aggregate value of $20.0 million. The shares were issued at a per share price equal to the ten-day volume weighted average closing price for our common stock, calculated as of the trading day immediately prior to January 4, 2024. As of January 4, 2024, the fair value of common stock issued was $18.7 million. The total purchase consideration also included an additional $40.0 million license fee payable in 18 months, which had a present value at closing of $33.7 million, which was accreted to its full value through interest expense, and $0.8 million of transaction costs which are recorded as selling, general and administrative expenses. On July 1, 2025, the Company made this additional payment of $40.0 million to LGC.
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
Xinvento's results of operations are included in the consolidated financial statements from the date of acquisition. For the years ended December 31, 2025 and 2024, the net loss associated with the operations of Xinvento was de minimis in the Company’s consolidated statements of operations.

4. Accrued Expenses
Accrued expenses consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Research and development costs	$17,084	$17,871
Professional fees	5,827	4,280
Payroll related	22,433	18,216
Royalties	2,870	2,091
Sales allowances	31,564	15,850
Other	4,078	4,350
Accrued expenses and other current liabilities	$83,855	$62,658
5. Fair Value of Financial Assets and Liabilities
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$33,949	$—	$—	$33,949
Marketable securities:
US treasury securities	71,877	—	—	71,877
Corporate debt securities and commercial paper	—	262,771	—	262,771
Derivative asset	—	—	1,180	1,180
Total	$105,826	$262,771	$1,180	$369,777

	Fair Value Measurements as of December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial Paper	$—	$2,984	$—	$2,984
Money market funds	71,334	—	—	71,334
Marketable securities:				—
US treasury securities	65,118	—	—	65,118
Corporate debt securities and commercial paper	—	166,310	—	166,310
Derivative asset	—	—	270	270
Total	$136,452	$169,294	$270	$306,016
As of December 31, 2025 and 2024 the carrying amount of cash and cash equivalents and short-term investments was $388.9 million and $320.6 million, respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The embedded derivative asset associated with our deferred royalty obligation, as discussed further in Note 11, Long-Term Obligations, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative (asset) or liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of IMCIVREE, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument.
The forward contract associated with our Series A Convertible Preferred Stock, as discussed further in Note 9, “Series A Preferred Stock”, is measured at fair value. In order to value the forward contract, a binomial lattice model was used to determine the fair value of the Series A Preferred Stock. The fair value of the forward contract was measured as the difference between the consideration payable of $150.0 million and the fair value of the Series A Preferred Stock. The fair value of the forward contract was determined to be $0 at initial issuance and the change in the fair value from initial issuance to settlement of $8.9 million was recognized as other income in the consolidated statements of operation for the year ended December 31, 2024. The significant assumptions used in the binomial lattice model include: (1) the Company’s common stock price on the issuance and settlement dates; (2) the Conversion Price as of $48.00 as per the Agreement; (3) a 20-year term to maturity; (4) risk free rates (4.6% - 5%); and (5) volatility (68% and 67%).
The following tables set forth a summary of the changes in the estimated fair value of our embedded derivative liability (asset) (in thousands):

	Year ended December 31,
	2025	2024
Beginning aggregate estimated fair value of Level 3 liability (asset)	$(270)	$1,150
Change in fair value of embedded derivative	(910)	(1,420)
Fair value of forward contract - Series A Convertible Preferred Stock	—	8,900
Settlement of forward contract	—	(8,900)
Ending aggregate estimated fair value of Level 3 liability (asset)	$(1,180)	$(270)
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
Marketable Securities
The following tables summarize the Company's marketable securities (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$262,412	$370	$(11)	$262,771
U.S. Treasury Securities	71,634	243	—	71,877
	$334,046	$613	$(11)	$334,648

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$166,255	$147	$(92)	$166,310
U.S. Treasury Securities	65,074	79	(35)	65,118
	$231,329	$226	$(127)	$231,428
6. Intangible Assets, net

		As of December 31, 2025			As of December 31, 2024
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)
Capitalized Milestones	11	$9,000	$(3,681)	$5,319	$9,000	$(2,826)	$6,174
As of December 31, 2025, the Company’s finite-lived intangible assets, which totaled $5.3 million, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.
As of December 31, 2025, amortization expense for the next five years and beyond is summarized as follows (in thousands):

2026	$855
2027	855
2028	855
2029	855
2030	855
Thereafter	1,044
Total	$5,319
The Company began amortizing its finite-lived intangible assets in April 2021 over an 11 year period based on IMCIVREE’s expected patent exclusivity period. Amortization expense totaled $0.9 million, $0.9 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense is recorded as a component of cost of sales on the consolidated statements of operations and comprehensive loss.
7. Common Stock
Common Stock
On December 4, 2025, one of the Company's Series A Convertible Preferred Stock holders exercised their conversion right and converted 17,500 Convertible Preferred A Stock into 364,582 shares of common stock. Refer to Note 9, Series A Convertible Preferred Stock, for further information.
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

On September 19, 2022, the Company completed a public offering of 4,800,000 shares of common stock at a price to the public of $26.00 per share. The Company received $116,887 in net proceeds after deducting underwriting discounts, commissions and offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 720,000 shares of its common stock at the price to the public, less underwriting discounts and commissions. On October 18, 2022, the Company completed the sale of an additional 580,000 shares of common stock at a price to the public of 26.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares, for aggregate net proceeds of approximately $14.2 million, after deducting underwriting discounts, commissions and offering expenses.
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
8. Stock-based Compensation
2017 Equity Incentive Plan
The Rhythm Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants to employees, consultants, advisors and directors of us or our affiliates, as determined by the board of directors. The number of shares authorized under the 2017 Plan increases on the first day of each calendar year, commencing on January 1, 2018 and ending on (and including) January 1, 2027, by an amount equal to 4% of the outstanding shares of stock outstanding as of the end of the immediately preceding fiscal year. On January 1, 2026, 2025, 2024 and 2023, 2,688,212, 2,495,626, 2,377,062, and 2,264,497 shares, respectively, were added to the 2017 Plan. Notwithstanding the foregoing, the board of directors may act prior to January 1 for a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 Plan for such year, or that the increase in the number of shares authorized under the 2017 Plan for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence.
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
As of December 31, 2025, an aggregate of 13,717,040 shares of common stock were authorized for issuance under the 2017 Plan, of which a total of approximately 4,636,850 shares of common stock remained available for future awards. In addition, a total of 9,080,190 shares of common stock reserved for issuance were subject to currently outstanding stock options, performance share units and restricted stock units granted under the Plan.

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
The exercise price of stock options granted under the 2022 Inducement Plan will not be less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the 2022 Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the 2022 Inducement Plan expire no more than 10 years from the date of grant. As of December 31, 2025, there were 371,148 stock option awards outstanding, 194,419 restricted stock unit awards outstanding and 59,067 shares of common stock available for future grant under the 2022 Inducement Plan.
2017 Employee Stock Purchase Plan
The Company maintains the Rhythm Pharmaceuticals, Inc. 2017 Employee Stock Purchase Plan, (the “2017 ESPP”), which became effective in connection with the completion of the Company’s IPO in October 2017. As of December 31, 2025, a total of 1,240,958 shares of common stock were reserved for issuance under the 2017 ESPP. In addition, the number of shares authorized under the 2017 ESPP increases on the first day of each calendar year, commencing on January 1, 2019 and ending on (and including) January 1, 2027, by an amount equal to the lesser of 1% of outstanding shares as of the end of the immediately preceding fiscal year. On January 1, 2025, 2024 and 2023, no shares were added to the 2017 ESPP. Notwithstanding the foregoing, the board of directors may act prior to January 1 of a given year to provide that there will be no such January 1 increase in the number of shares authorized under the 2017 ESPP for such year, or that the increase in the number of shares authorized under the 2017 ESPP for such year will be a lesser number than would otherwise occur pursuant to the preceding sentence. During the years ended December 31, 2025, 2024 and 2023, shares of 37,514, 44,554, and 49,819 were issued under the 2017 ESPP.
The purchase price of common stock under our ESPP is equal to 85.0% of the lower of (i) the market value per share of the common stock on the first business day of an offering period or (ii) the market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under our ESPP is calculated using the Black-Scholes model. The fair value of the look-back provision plus the 15.0% discount is recognized as compensation expense over the 6 months purchase period.
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
During the years ended December 31, 2025, 2024 and 2023, the Company granted 740,919, 926,543, and 842,528 stock option awards pursuant to the 2017 Plan to certain directors, employees and non-employees, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value relating to outstanding stock options granted under the 2017 Plan during the years ended December 31, 2025, 2024, and 2023 was $57.70, $32.69, and $17.72, respectively.
During the years ended December 31, 2025, 2024 and 2023, the Company granted 0, 57,100, and 229,360 stock option awards pursuant to the 2022 Inducement Plan. Using the Black-Scholes option pricing model, the weighted-average grant date fair value relating to outstanding stock options granted under the Company’s stock option plan during the years ended December 31, 2024 and 2023 were $29.16 and $15.30, respectively.
The fair value of stock options granted to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2025	2024	2023
Risk‑free interest rate	4.32%	4.29%	2.35%
Expected term (in years)	6.25	6.13	6.11
Expected volatility	71.67%	74.59%	76.11%
Expected dividend yield	—	—	—
A summary of the Company's stock option activity for the year ended December 31, 2025 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted‑ Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	6,611,391	$23.29	6.66	$216,413
Granted	740,919	$57.70	—	$—
Exercised	(843,525)	$16.13	—	$52,980
Cancelled	(42,607)	$26.03	—	$—
Outstanding as of December 31, 2025	6,466,178	$28.15	6.12	$510,138
Options exercisable at December 31, 2025	4,940,330	$23.09	5.48	$414,757
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

A summary of the Company's restricted stock unit activity for the year ended December 31, 2025 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2024	1,826,709	$36.40
Granted	1,771,564	65.24
Vested	(635,186)	33.36
Cancelled	(78,152)	47.84
Unvested as of December 31, 2025	2,884,935	$54.42
As of December 31, 2025, the aggregate intrinsic value of unvested RSUs was $308.8 million.
Performance Stock Units
In November 2021, the Company granted a maximum of 956,145 performance stock units (“PSUs”) to employees under the 2017 Plan. Each PSU represents a right to receive one share of the Company's common stock upon vesting. The performance-based stock units granted in 2021 vested on December 31, 2024 based upon i) continued service through the vesting date and (ii) the achievement of specific clinical development and regulatory performance events, as approved by the compensation committee. PSU awards are valued at the market price of the Company's common stock on the date of grant. The Company recognizes stock-based compensation expense for the fair value of these PSUs for the awards that are probable of vesting over the service period. During each financial period, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goal is known. In the year ended December 31, 2024, 581,346 of the PSUs granted in 2021 vested.
In April 2024, the Company approved a maximum of 340,000 PSUs to employees under the 2017 Plan. Each PSU represents a right to receive one share of the Company's common stock upon vesting. The performance-based stock units approved in 2024 will vest based the achievement of the following milestones i) continued service through the the date on which the Compensation Committee determines that the performance metrics have been achieved, ii) the achievement of annual net product revenue amounts, and iii) the achievement of specific clinical development and regulatory performance events, as approved by the compensation committee. The Company recognizes stock-based compensation expense for the fair value of these PSUs for the awards that are probable of vesting over the service period. The Company granted 45,322 PSU’s during the year ended December 31, 2025. During each financial period, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goal is known. As of December 31, 2025 none of these PSU’s have vested.
A summary of the Company's performance stock unit activity for the year ended December 31, 2025 is as follows:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2024	249,322	$13.24
Granted	45,322	56.60
Vested	—	—
Cancelled	—	—
Unvested as of December 31, 2025	294,644	$41.11

The following table summarizes the classification of the Company's stock-based compensation expenses related to stock options, restricted stock units, performance stock units and the employee stock purchase plan recognized in the Company's consolidated statements of operations and comprehensive loss (in thousands).

	Year Ended
	December 31,
	2025	2024	2023
Research and development	$19,802	$10,514	$8,449
Selling, general, and administrative	47,016	29,168	24,104
Total	$66,818	$39,682	$32,553
Stock-based compensation expense by award type recognized during the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Stock options	$22,225	$21,788	$17,671
Employees stock purchase plan	685	538	581
Restricted stock units	39,256	16,886	5,998
Performance stock units	4,652	470	8,303
Total	$66,818	$39,682	$32,553
As of December 31, 2025, the Company has unrecognized compensation cost of $42.6 million related to non-vested employee, non-employee and director stock option awards under all equity plans that are expected to be recognized over a weighted-average period of 2.09 years. The Company has unrecognized compensation cost of $126.1 million related to non-vested employee restricted stock unit and performance stock unit awards under all equity plans that are expected to be recognized over a weighted-average period of 2.45 years.
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
The Company determined the obligation to issue 150,000 shares of Convertible Preferred Stock to Perceptive and Investors in the future at a set price represented a forward contract which was required to be accounted for at fair value. The fair value of the forward contract was measured as the difference between the fair value of the Convertible Preferred Stock, as determined using a binomial lattice valuation model, and the consideration payable to the Company. The assumptions used in the binomial lattice model include: (1) the Company’s common stock price on the issuance and settlement dates; (2) the Conversion Price as of $48.00 as per the Agreement; (3) a 20-year term to maturity; (4) risk-free rates; and (5) volatility. The fair value of the forward contract upon issuance was determined to be $0. Upon closing, the value of the forward contract was determined to be $8.9 million and the fair value of the Convertible Preferred Stock was determined to be $141.1 million. The Convertible Preferred Stock was recorded at its fair value on the Issuance and the change in fair value of the forward contract was recorded as other income in its consolidated statement of operations for the year ended December 31, 2024. Issuance costs of $2.3 million were incurred and recorded as a reduction in the carrying value of the Convertible Preferred Stock in the year ended December 31, 2024.
The Company classifies its Convertible Preferred Stock outside of stockholders’ equity as the redemption of such shares is outside the Company’s control. The Company did not adjust the carrying values of the Convertible Preferred Stock to redemption value as the shares are not probable of becoming redeemable as of December 31, 2025.

On December 4, 2025, and in accordance with the terms described below, a holder of the Company's Series A Convertible Preferred Stock exercised their right to convert 17,500 shares of Series A Convertible Preferred Stock to common shares. Each of the 17,500 shares of Series A Convertible Preferred Stock converted to 20.8333 shares of common stock, resulting in a total of 364,582 shares of common stock. The Company reclassified the carrying value of the converted shares of $17.2 million from Series A convertible Preferred Stock to common stock and additional paid in capital, for this non-cash financing event.
The Company accrued dividends of $5.4 million for the year ended December 31, 2025, as a reduction to additional paid-in capital and an increase to the carrying value of Series A Convertible Preferred Stock. After conversion of the 17,500 shares of Series A Convertible Preferred Stock, and the accretion of preferred stock dividends, the carrying value of Series A Convertible Preferred Stock as of December 31, 2025 was $131.0 million.
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
If a change of control occurs, each holder shall have the right to require the Company to repurchase all, or any whole number of shares that is less than all, of the holder’s Convertible Preferred Stock at an amount equal to 1.75 multiplied by the sum of the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus PIK Dividends) plus any unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference). As of December 31, 2025, the Company does not consider a change of control to be probable and therefore the Convertible Preferred Stock is not considered redeemable.
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
10. Significant Agreements
License Agreements
RareStone Group Ltd.
In December 2021, the Company entered into an Exclusive License Agreement with RareStone Group Ltd., or the RareStone License. Pursuant to the RareStone License, we granted to RareStone an exclusive, sublicensable, royalty-bearing license under certain patent rights and know-how to develop, manufacture, commercialize and otherwise exploit any pharmaceutical product that contains setmelanotide in the diagnosis, treatment or prevention of conditions and diseases in humans in China, including mainland China, Hong Kong and Macao. In accordance with the terms of the RareStone License, RareStone made an upfront payment to Rhythm of $7.0 million and issued Rhythm 1,077,586 ordinary shares. The Company was eligible to receive development and commercialization milestones, as well as tiered royalty payments on annual net sales of IMCIVREE.

The Company initially estimated the fair value of the RareStone equity to be $2.4 million based on a preliminary valuation during the first quarter of 2022. Upon completion of the valuation procedures during the second quarter of 2022, the Company concluded the initial fair value of the RareStone equity to be $1.0 million. During the third quarter of 2022, the Company estimated the fair value of the RareStone equity to be de minimis based upon the results of an updated valuation and recorded an other-than-temporary impairment of $1.0 million related to the decline in fair value as a component of other expense in our consolidated statements of operations and other comprehensive loss for the year ended December 31, 2022. The other-than-temporary impairment of $1.0 million included the reclassification of a $0.3 million unrealized loss previously recorded as a component of accumulated other comprehensive income (loss) in our consolidated statement of stockholders’ equity during the second quarter of 2022.
The Company received total upfront consideration of $8.0 million comprised of an upfront payment of $7.0 million, and the estimated fair value of the RareStone equity of $1.0 million. The Company determined that the RareStone License contains two performance obligations, the delivery of the license and the supply of clinical and commercial product.
Based on a relative fair-value allocation between the license and the manufacture of clinical and commercial product, the Company recognized $6.8 million of license revenue in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2022. The discount related to commercial manufacturing supply will be deferred and recognized over the commercial supply period or upon termination of the agreement.
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
Ipsen Pharma S.A.S.
Pursuant to our March 21, 2013 license agreement with Ipsen Pharma, S.A.S., or Ipsen, the Company has an exclusive, sublicensable, worldwide license to certain patents and other intellectual property rights to research, develop, and commercialize compounds that were discovered or researched by Ipsen in the course of conducting its MC4R program or that otherwise were covered by the licensed patents. Under the terms of the setmelanotide Ipsen license agreement, assuming that setmelanotide is successfully developed, receives regulatory approval and is commercialized, Ipsen may receive aggregate payments of up to $40.0 million upon the achievement of certain development and commercial milestones and royalties on future product sales in the mid-single digits. Substantially all of such aggregate payments of up to $40.0 million are for milestones that may be achieved no earlier than first commercial sale of setmelanotide. In the event that the Company executes a sublicense agreement, it shall make payments to Ipsen, depending on the date of such sublicense agreement, ranging from 10% to 20% of all revenues actually received under such sublicense agreement.
The Company capitalized a $5.0 million and $4.0 million commercial milestone as a finite-lived intangible asset, as a result of the first commercial sales of IMCIVREE in the U.S. and Europe during March 2021 and March 2022, respectively. There were no research and development expenses related to milestones recorded in each of the years ended December 31, 2025, 2024 and 2023.
Camurus
In January 2016, the Company entered into a license agreement with Camurus AB, or Camurus, for the use of Camurus' drug delivery technology. The contract includes a non-refundable and non-creditable signing fee of $0.5 million.

The Camurus agreement also includes up to $7.8 million in one-time, non-refundable development milestones achievable upon certain regulatory successes. The Company is also required to pay to Camurus, mid to mid-high single digit royalties, on a product-by-product and country-by-country basis of annual net sales, until the later of (i) 10 years after the date of first commercial sale of such product in such country; or (ii) the expiration of the last to expire valid claim of all licensed patent rights in such country covering such product. The Company is also required to pay one-time, non-refundable, non-creditable sales milestones upon the achievement of certain sales levels for such product that cannot be in excess of $57.0 million. The Company recorded development milestone expenses related to this license agreement of $1.0 million during the year ended December 31, 2022. The expenses were recorded as research and development expenses when the milestone criteria were met in full during 2023. There are no research and development expenses related to milestones recorded in 2025 or 2024.
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
As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125.0 million, 7.5% on annual net revenues of between $125.0 million and $300.0 million and 2.5% on annual net revenues exceeding $300.0 million. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment. As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. As of December 31, 2025 we have made $40.3 million of payments.
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

We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 5, Fair Value of Financial Instruments, to our consolidated financial statements. During the second quarter of 2022, the Company recorded $1.6 million for the initial fair value of the embedded derivative liability (asset). The fair value of the embedded derivative asset was $(1.2) million and $(0.3) million as of December 31, 2025 and December 31, 2024, respectively. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the years ended December 31, 2025 and December 31, 2024, we recognized other income of $0.9 million and $1.4 million, due to the remeasurement of the embedded derivative liability (asset). The carrying value of the deferred royalty obligation at December 31, 2025 was $108.2 million based on $100.0 million of proceeds, net of the initial fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value is classified as $7.3 million within current liabilities and $100.9 million within long-term liabilities on the consolidated balance sheet as of December 31, 2025. The carrying value of the deferred royalty obligation approximated fair value at December 31, 2025. The effective interest rate as of December 31, 2025 was 17.05%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3.3 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the classification of these costs, as well as the period over which these costs will be amortized.
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
Based on the Company’s current development plans as of December 31, 2025, the Company does not expect to make material milestone payments due to third parties during the next 12 months from the filing of this Annual Report on Form 10-K, in connection with our license agreements. These milestones generally become due and payable upon achievement of such milestones or sales and achievement of development milestones. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.
13. Related-Party Transactions
Expenses paid directly to related parties for the years ended December 31, 2025 and 2024, were immaterial. Outstanding payments due to related parties as of December 31, 2025 and December 31, 2024 were immaterial.

14. Income Taxes
The components of loss before income taxes are as follows (in thousands):

	As of December 31,
	2025	2024	2023
United States	$(196,054)	$(258,927)	$(178,669)
Foreign	12	(1,329)	(5,445)
Loss before income taxes	$(196,042)	$(260,256)	$(184,114)
Components of provision for income taxes are as follows (in thousands):

	As of December 31,
Current:	2025	2024	2023
U.S. Federal	$—	$—	$—
U.S. State and Local	—	—	1
Foreign	497	346	563
Total Current Expense	$497	$346	$564

Deferred:
U.S. Federal	$—	$—	$—
U.S. State and Local	—	—	—
Foreign	—	—	—
Total Deferred Expense	$—	$—	$—

The following table presents reconciliation of the income tax expense (benefit) at the federal statutory tax rate to the Company's effective income tax rate for the year ended December 31, 2025 after the adoption of ASU 2023-09:

	December 31, 2025
	Amount	Percentage
	(In thousands)
U.S. Federal Statutory Tax Rate	$(41,169)	21.00%
State and Local Income Tax, Net of Federal (National) Income Tax Effect	—	—%
Foreign Tax Effects:
Other Foreign Jurisdictions	529	(0.27)%
Tax Credits:
Research & Development Credits	(13,073)	6.67%
Changes in Valuation Allowances	51,008	(26.02)%
Nontaxable or Nondeductible Items:
Executive Compensation Limit	8,661	(4.42)%
Stock-Based Compensation	(2,283)	1.16%
LG Chem	(3,930)	2.00%
Deferred royalty financing	913	(0.46)%
Other	207	(0.10)%
Other Adjustments	(366)	0.19%
Income tax expense / Effective Tax Rate	$497	(0.25)%

The following table presents a reconciliation of the income tax expense (benefit) at the federal statutory tax rate to the Company's effective income tax rate for the years ended December 31, 2024 and 2023, before the adoption of ASU 2023-09 is as follows:

	As of December 31,
	2024	2023
Statutory tax rate	21.00%	21.00%
State tax, net of federal benefit	5.61	10.24
Research and development credits	3.75	4.02
Stock-based compensation	(0.57)	(1.37)
Other	(1.61)	(0.16)
Rate changes	(2.04)	(6.52)
Executive Compensation	(2.26)	(0.32)
License Agreement	(1.51)	—
Change in valuation allowance	(22.50)	(27.10)
Effective tax rate	(0.13)%	(0.21)%

The principal components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$236,991	$167,375
Research and development credits	19,853	17,604
Orphan drug credit	46,211	34,603
Capitalized license fee	23,418	21,661
Stock-based compensation	8,573	5,113
Section 174 Costs	33,718	67,624
Deferred revenue	—	336
Section 163(j) Interest Limitation	5,589	4,417
Accrued Expenses & Other	7,811	7,971
Total deferred tax assets	382,164	326,704
Valuation allowance	(381,166)	(325,503)
Net deferred tax assets	998	1,201
Deferred tax liabilities:
Operating lease right-of-use asset and other	(998)	(1,201)
Net deferred tax liabilities	(998)	(1,201)

Total deferred tax assets / liabilities	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2025 and 2024, because the Company's management has determined that is it more likely than not that these assets will not be realized. The increase in the valuation allowance of $55.7 million in 2025 and $58.3 million in 2024 primarily relates to the net loss incurred by the Company during each period.
As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $917.3 million and $807.9 million, respectively, which are available to reduce future taxable income. The net operating loss carryforwards expire at various times beginning in 2033 for federal and state purposes. Of the federal net operating loss carryforwards at December 31, 2025, $844.1 million can be carried forward indefinitely. As of December 31, 2025, the Company had gross foreign net operating loss carryforwards of approximately $4.5 million which have an indefinite carryforward period.
As of December 31, 2025, the Company had federal and state research tax credits of approximately $15.3 million and $4.6 million, respectively, which may be used to offset future tax liabilities. Additionally, as of 2025, the Company had a federal orphan drug credit related to qualifying research of $46.2 million. These tax credit carryforwards will begin to expire at various times beginning in 2033 for federal purposes and 2028 for state purposes.
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

The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries as such amounts are considered to be indefinitely reinvested in these jurisdictions. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations. The amount of any unrecognized deferred tax liability related to undistributed foreign earnings is immaterial.
The Company has not recorded any reserves for uncertain tax positions as of December 31, 2025 and 2024. The Company has not, as yet, conducted a study of research and development credit carryforwards. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.
Interest and penalty charges, if any, related to unrecognized tax benefits will be classified as provision for income taxes in the accompanying statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company is subject to examination by the U.S. federal, state, local, and foreign income tax authorities for tax years 2013 forward. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.
15. Segment and Geographic Information
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, ("CODM"), or decision making group, in deciding how to allocate resources and in assessing performance. The company has identified that there is a single management team that reports to the Chief Executive Officer, who is the CODM and comprehensively manages the entire business. The CODM reviews financial information on a consolidated basis, specifically but not limited to, revenue and operating expenses by key functional area to evaluate performance and allocate resources. Based on the manner in which the CODM reviews operating results, the Company has identified two operating segments: United States ("U.S.") and international. These two operating segments have been aggregated into a single reportable segment in accordance with the aggregation criteria in ASC 280, Segment Reporting, as they have similar economic characteristics and are similar in several qualitative areas including: the nature of products and services provided, the type of customers served, the methods of distribution, and the regulatory environment in which they operate.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):
Segment Analysis

	2025	2024	2023

Net product revenue - U.S.	$133,551	$96,108	$62,425
Net product revenue - International	61,220	34,018	15,002
Total net product revenue	194,771	130,126	77,428
License revenue	(5,014)	-	—
Total net revenue	189,757	130,126	77,428

Cost of sales	19,492	13,368	9,302
Global headcount expense	172,648	119,084	96,413
Preclinical, clinical and development expense	87,322	82,180	74,465
Commercial & medical affairs	66,963	55,767	47,905
Corporate, general & administrative	35,348	32,135	27,154
Other segment expenses	—	93,094	6,571
Other (income) expense, net	(1,264)	(11,139)	317
Interest (income) expense, net	5,290	5,893	(585)
Income taxes	497	346	564
Net loss	$(196,539)	$(260,602)	$(184,678)
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of its customers. Total revenue by geographic area was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
US	$133,551	$96,108	$62,425
International	61,220	34,018	15,003
Total net product revenue	$194,771	$130,126	$77,428
As of December 31, 2025 and 2024, long-lived assets at locations outside the United States were not material.
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
On January 26, 2026, and in accordance with the terms described below, the same holder referred to in Note 9, Series A Convertible Preferred Stock, exercised its right to convert another 17,500 shares of Series A Convertible Preferred Stock to common shares. Each of the 17,500 preferred shares converted to 20.8333 shares of common stock, resulting in a total of 364,582 shares of common stock. The Company reclassified the carrying value of the converted shares of $17.4 million from Series A convertible Preferred Stock to common stock and additional paid in capital.