Form 10-Q
period 2026-03-31
RHYTHM PHARMACEUTICALS, INC.
filed 2026-05-05
CIK 1649904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________
FORM 10-Q
_____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
             Commission file number 001-38223
_____________________________________________________________________
RHYTHM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________

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
_____________________________________________________________________
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
The number of shares outstanding of the registrant’s Common Stock as of May 1, 2026 was 68,532,607.

RHYTHM PHARMACEUTICALS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Rhythm Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$62,137	$54,301
Short-term investments	278,488	334,648
Accounts receivable, net	34,192	26,081
Inventory	28,651	25,753
Prepaid expenses and other current assets	26,622	26,133
Total current assets	430,090	466,916
Property and equipment, net	1,065	1,104
Right-of-use asset	2,936	3,049
Intangible assets, net	5,106	5,319
Restricted cash	601	522
Other long-term assets	2,518	3,286
Total assets	$442,316	$480,196
Liabilities, Convertible Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable	$12,299	$13,947
Accrued expenses and other current liabilities	80,045	83,855
Lease liability	676	650
Deferred revenue	48	194
Deferred royalty obligation, current	10,130	7,296
Total current liabilities	103,198	105,942
Long-term liabilities:
Deferred royalty obligation	98,339	100,886
Lease liability, non-current	3,163	3,342
Total liabilities	204,700	210,170
Commitments and contingencies (Note 14)
Series A convertible preferred stock, $0.001 par value: 150,000 shares authorized; 115,000 and 132,500 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively. Liquidation preference of $115,000 and $132,500 as of March 31, 2026, and December 31, 2025, respectively.	114,710	130,957
Stockholders’ equity:
Preferred stock, $0.001 par value: 9,850,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 68,445,084 and 67,205,321 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	69	67
Additional paid-in capital	1,529,909	1,491,675
Accumulated other comprehensive income (loss)	444	(796)
Accumulated deficit	(1,407,516)	(1,351,877)
Total stockholders’ equity	122,906	139,069
Total liabilities, convertible preferred stock and stockholders’ equity	$442,316	$480,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2026	2025
Revenues:
Product revenue, net	$60,112	$37,718
License revenue	—	(5,014)
Total revenues	60,112	32,704
Costs and expenses:
Cost of sales	7,157	3,648
Research and development	41,725	36,973
Selling, general, and administrative	63,591	39,087
Total costs and expenses	112,473	79,708
Loss from operations	(52,361)	(47,004)
Other income (expense):
Other income (expense), net	(1,704)	(644)
Interest expense	(4,583)	(5,409)
Interest income	3,554	3,639
Total other income (expense), net	(2,733)	(2,414)
Loss before income taxes	(55,094)	(49,418)
Provision for income taxes	545	80
Net loss	$(55,639)	$(49,498)
Accrued dividends on convertible preferred stock	(1,104)	(1,322)
Net loss attributable to common stockholders	$(56,743)	$(50,820)
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.81)

Weighted-average common shares outstanding, basic and diluted	67,974,193	63,059,165

Net loss	$(55,639)	$(50,820)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,784	(2)
Unrealized gain (loss), net on marketable securities	$(544)	(10)
Comprehensive loss	$(54,399)	$(50,832)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock & Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	132,500	$130,957	67,205,321	$67	$1,491,675	$(796)	$(1,351,877)	$139,069
Stock compensation expense	—	—	—	—	23,099	—	—	23,099
Issuance of common stock in connection with ESPP	—	—	15,875	—	1,251	—	—	1,251
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	936,949	2	6,095	—	—	6,097
Tax withholding on vesting of restricted stock	—	—	(77,643)	—	(8,458)	—	—	(8,458)
Conversion of Series A preferred stock redeemable to common stock	(17,500)	(17,351)	364,582	—	17,351	—	—	17,351
Accretion of preferred stock dividends	—	1,104	—	—	(1,104)	—	—	(1,104)
Foreign currency translation adjustment	—	—	—	—	—	1,784	—	1,784
Net unrealized loss on marketable securities	—	—	—	—	—	(544)	—	(544)
Net loss	—	—	—	—	—	—	(55,639)	(55,639)
Balance at March 31, 2026	115,000	$114,710	68,445,084	$69	$1,529,909	$444	$(1,407,516)	$122,906

Balance at December 31, 2024	150,000	142,820	62,390,654	61	1,177,045	(39)	(1,155,338)	21,729
Stock-based compensation expense	—	—	—	—	12,862	—	—	12,862
Issuance of common stock in connection with ESPP	—	—	21,875	—	854	—	—	854
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	494,853	1	2,225	—	—	2,226
Accretion of preferred stock dividends	—	1,322	—	—	(1,322)	—	—	(1,322)
Issuance of common stock upon completion of ATM equity offering, net of $0.7 million of offering costs	—	—	587,510	—	32,108	—	—	32,108
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Unrealized loss on marketable securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(49,498)	(49,498)
Balance at March 31, 2025	150,000	$144,142	63,494,892	$62	$1,223,772	$(51)	$(1,204,836)	$18,947
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Operating activities
Net loss	$(55,639)	$(49,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,099	12,862
Depreciation and amortization	252	383
Non-cash interest expense	4,577	5,408
Non-cash accretion & amortization of short-term investments	(1,436)	(1,787)
Non-cash rent expense	113	110
Change in fair value of embedded derivative liability	330	80
Foreign currency (gain) loss	1,352	—
Other non-cash items	178	—
Changes in operating assets and liabilities:
Accounts receivable	(8,110)	687
Inventory	(3,086)	(575)
Prepaid expenses and other current assets	(487)	(3,204)
Deferred revenue	(145)	(1,286)
Other long-term assets, net	435	102
Accounts payable, accrued expenses and other liabilities	(5,618)	(3,633)
Net cash used in operating activities	(44,185)	(40,351)
Investing activities
Purchases of short-term investments	(42,199)	(33,521)
Maturities of short-term investments	99,251	58,333
Net cash provided by investing activities	57,052	24,812
Financing activities
Repayment of deferred royalty obligation	(4,288)	(4,615)
Proceeds from the exercise of stock options	6,095	2,226
Tax withholding on vesting of restricted stock	(8,458)	—
Proceeds from issuance of common stock from ESPP	1,251	854
Proceeds from ATM equity offering	—	34,034
Net cash (used in) provided by financing activities	(5,400)	32,499
Effect of exchange rates on cash	448	(2)
Net increase in cash, cash equivalents and restricted cash	7,915	16,958
Cash, cash equivalents and restricted cash at beginning of period	54,823	89,601
Cash, cash equivalents and restricted cash at end of period	$62,738	$106,559
Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock dividends	$1,104	$1,322
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

Liquidity
The Company has incurred operating losses and experienced negative cash flows from operations since inception. As of March 31, 2026, the Company had an accumulated deficit of $1.4 billion. The Company has funded these losses primarily from the proceeds from the sales of common and preferred stock, product revenue, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. While the Company is generating product revenue, management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to continue to develop its product candidates and ultimately upon its ability to attain profitable operations.
As of March 31, 2026, the Company had $340.6 million of cash and cash equivalents and short-term investments on hand. In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out license arrangements, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financing will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company’s operations through at least the next 24 months from the filing of this Quarterly Report on Form 10-Q with the SEC.

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
The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of convertible preferred stock and stockholders’ equity for the three months ended March 31, 2026 and 2025 and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2026, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the three months ended March 31, 2026, and 2025, approximately 61% and 65% of all the Company’s revenue was generated from a single customer in the United States. Additionally, a single international customer also generated approximately 12% of the Company's revenue during the three months ended March 31, 2026. As of March 31, 2026, and December 31, 2025, approximately 56% and 56%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.
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
Short-Term Investments
Short-term investments consist of investments with maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason for the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the three months ended March 31, 2026 and 2025, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of March 31, 2026 and December 31, 2025, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.
Accounts Receivable, net
Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers. As of March 31, 2026 and December 31, 2025, the Company determined an allowance for credit losses was not required based upon our review of contractual payments and our customers’ circumstances.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.
Product Revenue, net
In the United States (the “U.S.”), which accounts for the largest portion of our total revenues, the Company sells its product to one specialty pharmacy. The product is distributed through a third-party logistics provider, or 3PL, distribution agent that does not take title to the product. Once the product is delivered to the Company’s specialty pharmacy provider, our customer in the U.S., the customer (or “wholesaler”) takes title to the product. The wholesaler then distributes the product to patients. In our distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product. Internationally, we make sales primarily to specialty distributors and retail pharmacy chains, as well as hospitals, many of which are government-owned or supported. The Company offers returns of product sold to the customer on a limited basis, however, no material returns have been recognized to date.
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

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell. No events or changes in circumstances existed to require an impairment assessment during the three months ended March 31, 2026 and 2025, respectively.
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
Foreign Currency Translation
The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity. Net foreign currency exchange transaction gains (losses), which are included in other income (expense), net on our consolidated statements of operations, were $1.4 million and $0.0 million for the three months ended March 31, 2026 and 2025, respectively.
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
The Company’s cash equivalents and marketable securities and derivative asset as of March 31, 2026 and December 31, 2025 were carried at fair value, determined according to the fair value hierarchy. See Note 6, Fair Value of Financial Assets and Liabilities, for further discussion.
The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities as of March 31, 2026 and December 31, 2025, respectively.

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
The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Stock options	6,511,250	7,157,931
Restricted stock units	2,953,214	2,704,837
Performance stock units	320,000	249,322
Common stock issuable upon the conversion of Series A convertible preferred stock	2,395,831	3,124,999
Potential common shares	12,180,295	13,237,089
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
Recently adopted accounting pronouncements

In December 2024, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The new guidance requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for us beginning in fiscal year ending December 31, 2025. The Company has adopted this update on a prospective basis. The adoption of this guidance resulted in expanded disclosures in its consolidated financial statements.
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

In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.

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
In addition, under the terms of the license agreement, the Company agreed to pay LGC up to $205 million in cash upon achieving various regulatory and sales milestones based on net sales of bivamelagon. In addition, and subject to the completion of Phase 2 development of bivamelagon, the Company has agreed to pay LGC royalties of between low- to mid single digit percent of net revenues from its MC4R portfolio, including bivamelagon, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double-digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon in a region if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon for the limited remainder of the royalty term in the relevant region.
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

4. Inventory
Inventory consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw Materials	$5,653	$6,745
WIP	1,781	1,631
Finished Goods	21,217	17,377
Total Inventory	$28,651	$25,753
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Research and development costs	$17,800	$17,084
Professional fees	6,626	5,827
Payroll related	14,398	22,433
Royalties	3,005	2,870
Sales allowances	33,071	31,564
Other	5,145	4,078
Accrued expenses and other current liabilities	$80,045	$83,855
6. Fair Value of Financial Assets and Liabilities
As of March 31, 2026 and December 31, 2025, the carrying amount of cash and cash equivalents and short-term investments was $340.6 million and $388.9 million respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of March 31, 2026 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Commercial Paper	$—	$—	$—	$—
Money market funds	47,396	—	—	47,396
Marketable securities:
US treasury securities	60,714	—	—	60,714
Corporate debt securities and commercial paper	—	217,774	—	217,774
Derivative asset	—	—	850	850
Total	$108,110	$217,774	$850	$326,734

	Fair Value Measurements as of December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$33,949	$—	$—	$33,949
Marketable securities:
US treasury securities	71,877	—	—	71,877
Corporate debt securities and commercial paper	—	262,771	—	262,771
Derivative asset	—	—	1,180	1,180
Total	$105,826	$262,771	$1,180	$369,777
The estimated fair value of the derivative asset related to our Royalty Interest Financing Agreement (RIFA) with HealthCare Royalty Partners was determined using Level 3 inputs. The fair value measurement of the derivative asset is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.
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
The following tables set forth a summary of the changes in the estimated fair value of our embedded derivative liability (asset) (in thousands):

	Three months ended March 31,
	2026	2025
Beginning aggregate estimated fair value of Level 3 liability (asset)	$(1,180)	$(270)
Change in fair value of embedded derivative	330	80
Ending aggregate estimated fair value of Level 3 liability (asset)	$(850)	$(190)
Marketable Securities
The following tables summarize the Company's marketable securities (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$217,812	$66	$(104)	$217,774
U.S. Treasury Securities	60,620	102	(8)	60,714
	$278,432	$168	$(112)	$278,488

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$262,412	$370	$(11)	$262,771
U.S. Treasury Securities	71,634	243	—	71,877
	$334,046	$613	$(11)	$334,648
7. Intangible Assets

		As of March 31, 2026			As of December 31, 2025
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Capitalized Milestones	11	$9,000	$(3,894)	$5,106	$9,000	$(3,681)	$5,319
As of March 31, 2026, the Company’s finite-lived net intangible assets, which totaled $5.1 million, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.
As of March 31, 2026, amortization expense for the next five years and beyond is summarized as follows (in thousands):

2026 (remainder)	$641
2027	855
2028	855
2029	855
2030	854
Thereafter	1,046
Total	$5,106
Amortization expense totaled $0.2 million for each of the three months ended March 31, 2026 and 2025, respectively. Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss.
8. Income Taxes
The Company recorded an income tax provision of approximately $0.5 million and $0.1 million for the three months ended March 31, 2026, and 2025, respectively. The income tax provision is a result of taxable income from the Company’s foreign jurisdictions. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year ending December 31, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company has evaluated the income tax effects of the OBBBA in accordance with ASC 740, Income Taxes, and has determined that the enactment of the OBBBA does not have a material impact on its current or deferred income tax expense, financial position, or results of operations for the period ended. The Company will continue to evaluate the provisions of OBBBA that go into effect in the future.
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
The Company classifies its Convertible Preferred Stock outside of stockholders’ equity as the redemption of such shares is outside the Company’s control. The Company did not adjust the carrying values of the Convertible Preferred Stock to redemption value as the shares are not probable of becoming redeemable as of March 31, 2026.
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

On January 26, 2026, and in accordance with the terms described below, the same holder exercised its right to convert another 17,500 shares of Series A Convertible Preferred Stock to common shares. Each of the 17,500 preferred shares converted to 20.8333 shares of common stock, resulting in a total of 364,582 shares of common stock. The Company reclassified the carrying value of the converted shares of $17.4 million from Series A convertible Preferred Stock to common stock and additional paid in capital, for this non-cash financing event.

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
If a change of control occurs, each holder shall have the right to require the Company to repurchase all, or any whole number of shares that is less than all, of the holder’s Convertible Preferred Stock at an amount equal to 1.75 multiplied by the sum of the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus PIK Dividends) plus any unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference). As of March 31, 2026, the Company did not adjust the carrying value of the Convertible Preferred Stock to its redemption value, since a change of control was determined to be not probable.
Dividends:
After the second anniversary, dividends on the Convertible Preferred Stock accrue quarterly, at a 6% annual rate, and if not paid out in cash before the quarter end, will become PIK Dividends and added to the liquidation preference, or original issue price plus PIK Dividends. Since dividends do not commence until the second anniversary of the Issuance, the Convertible Preferred Stock is considered increasing rate preferred stock. Accordingly, the Company accretes the dividends, using the effective interest method, from Issuance to the first contractual call date, April 15, 2029. The Company accrued dividends of $1.1 million and $1.3 million for the three months ended March 31, 2026 and March 31, 2025, as a reduction to Additional Paid-In Capital and an increase to the carrying value of Convertible Preferred Stock. The carrying value of Convertible Preferred Stock as of March 31, 2026 and December 31, 2025 is $114.7 million and $131.0 million, respectively.
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
On February 26, 2026, the Company filed with the Securities Exchange Commission (the “SEC”) a registration statement on Form S-3ASR containing a prospectus covering the resale from time to time by the Investors of up to an aggregate of 2,395,831 shares of common stock, to satisfy registration rights that the Company granted to such stockholders in connection with the Issuance.

The Company has 10,000,000 shares of Preferred Stock authorized, of which 150,000 shares are designated for the Series A Convertible Preferred Stock.

10. Common Stock
As of March 31, 2026, an aggregate of 19,823,095 shares of common stock were reserved for issuance under the Company’s stock plans, which include stock options, restricted stock units, and performance stock units that have been granted covering 9,784,464 shares of common stock, as well as 6,386,116 of shares available under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) and 1,225,153 shares of common stock available for future grants under the Company’s Employee Stock Purchase Plan. Additionally, this reserve includes 2,395,831 shares of common stock for issuance to satisfy the shares of common stock issuable upon conversion of the remaining 115,000 shares of Convertible Preferred Stock.
On January 26, 2026 one of the Company's Series A Convertible Preferred Stock holders exercised their conversion right and converted 17,500 Convertible Preferred A Stock into 364,582 shares of common stock. Refer to Note 9, Series A Convertible Preferred Stock, for further information
On July 9, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and BofA Securities, Inc., as the representatives of the several underwriters named in the Underwriting Agreement (collectively, the “Underwriters”), in connection with a follow-on offering, issuance and sale by the Company of 2,058,824 shares of the Company’s common stock. The offering price of the shares of common stock to the public was $85.00 per share. In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 308,823 additional shares of Common Stock, at the public offering price per share, less underwriting discounts and commissions. On July 10, 2025, the Underwriters exercised the option in full. The closing of the sale of the shares pursuant to the offering, including the shares sold pursuant to the exercise in full of the option, took place on July 11, 2025, resulting in net proceeds of approximately $188.7 million, net of $12.6 million of underwriting discounts and commissions, and other offering expenses incurred by the Company, for a total share issuance of 2,367,647.

On February 26, 2026, the Company and TD Securities (USA) LLC (“TD Cowen”) entered into a Sales Agreement (the “Sales Agreement”) pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $200.0 million, from time to time through an “at the market” equity offering program under which TD Cowen acts as sales agent. The Sales Agreement supersedes the prior Sales Agreement between TD Cowen and the Company, dated November 2, 2021, as amended on February 29, 2024. In connection with the Sales Agreement, on February 26, 2026, the Company filed with the SEC a registration statement on Form S-3ASR containing a base prospectus and a prospectus supplement, each dated February 26, 2026, pursuant to which issuances and sales under the Sales Agreement will be made. Between December 10, 2024 and December 31, 2024, the Company sold 744,595 shares of common stock in the ATM Program for net proceeds of $41.2 million. Between January 1, 2025 and January 21, 2025, the Company sold an additional 587,510 shares of common stock in the ATM Program for net proceeds of approximately $32.1 million.

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

The exercise price of stock options granted under the Inducement Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of March 31, 2026, 530,695 stock option awards and 392,531 restricted stock unit awards have been granted under the Inducement Plan, net of forfeitures. As of March 31, 2026, 77,116 shares of common stock are available for future grant under the Inducement Plan.

11. Related-Party Transactions
Expenses paid directly to related parties for the three months ended March 31, 2026 and 2025, were immaterial. Outstanding payments due to related parties as of March 31, 2026 and December 31, 2025 were also immaterial.
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
Under the Termination Agreement, the Company agreed to pay $6.3 million as a repayment of a portion of the upfront payment made pursuant to Section 7.1 of the License Agreement. In connection with the Termination Agreement, the Company and RareStone also entered into a Share Repurchase Agreement dated March 14, 2025, pursuant to which the Company has agreed to convey all of the shares acquired under the original Share Purchase Agreement back to RareStone, for no additional consideration. The Company had previously written off the value of the shares in the year ended December 31, 2023. Prior to executing the termination agreement, the Company had recorded $1.3 million of deferred revenue related to this arrangement for unsatisfied performance obligations. As a result of the Termination Agreement, the Company recognized the $6.3 million paid to RareStone as a reduction in previously-recognized license revenue as it represented consideration paid to a customer, and recognized all existing deferred revenue resulting in a net reduction in license revenue of $5.0 million during the three months ending March 31, 2025.
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
13. Long-Term Obligations
On June 16, 2022, we entered into a RIFA with entities managed by HealthCare Royalty Management, LLC, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors have agreed to pay the Company an aggregate investment amount of up to $100.0 million, or the Investment Amount. Under the terms of the RIFA, we received $37.5 million on June 29, 2022 upon FDA approval of IMCIVREE in BBS, referred to as the Initial Investment Amount, and we received an additional $37.5 million on September 29, 2022 of the Investment Amount upon EMA approval for BBS. On September 12, 2023, we received the remaining $24.4 million of the

Investment Amount, net of debt issuance costs, following the achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and March 31, 2024.
As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment. As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. We made repayments of $4.3 million in the three months ended March 31, 2026. As of March 31, 2026 we have made cumulative payments of $44.6 million.
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
We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative asset (liability) was $0.9 million and $1.2 million as of March 31, 2026 and December 31, 2025, respectively. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the three months ended March 31, 2026 and 2025, we recognized other expense of $(0.3) million and $(0.1) million, respectively, due to the remeasurement of the embedded derivative asset.
The carrying value of the deferred royalty obligation as of March 31, 2026 was $108.5 million based on $100.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value is classified as $10.1 million within current liabilities and $98.3 million within long-term liabilities on the consolidated balance sheet as of March 31, 2026. The carrying value of the deferred royalty obligation approximated fair value as of March 31, 2026 and December 31, 2025. The effective interest rate as of March 31, 2026 was 17.16%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3.3 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.
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
Other
The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones whose achievement may become probable in subsequent periods, or royalties on future sales of specified products. Additionally, the Company is party to various contracts with CROs and CMOs that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. Based on the Company’s current development plans as of March 31, 2026, the Company does not deem it probable that we will make material milestone payments to third parties during the next 12 months from the filing of this Form 10-Q, in connection with our license agreements. These milestones are generally recognized in the period in which the achievement of the underlying milestones becomes probable. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements.
15. Segment and Geographic Information
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently operates in two business segments, which are U.S. and international segments for the development and commercialization of therapies for patients with rare diseases. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company meets the aggregation criteria of ASC 280 and therefore has one reportable segment for the three months ended March 31, 2026 and March 31, 2025.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended March 31,
	2026	2025
Net product revenue - U.S.	$36,896	$24,369
Net product revenue - International	23,216	13,349
Total net product revenue	60,112	37,718
License revenue	-	(5,014)
Total revenue, net	60,112	32,704

Cost of sales	7,157	3,648
Global headcount expense	58,653	34,868
Preclinical, clinical and development expense	18,511	19,960
Commercial & medical affairs	20,264	13,249
Corporate, general & administrative	7,888	7,983
Other income (expense), net	(1,704)	(644)
Interest income (expense), net	(1,029)	(1,770)
Income taxes	545	80
Net loss	$(55,639)	$(49,498)
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of its customers. Total product revenue, net, by geographic area was as follows (in thousands):

	Three months ended March 31,
	2026	2025
US	$36,896	$24,369
International	23,216	13,349
Total product revenue, net	$60,112	$37,718
As of March 31, 2026 and December 31, 2025, long-lived assets at locations outside the United States were not material.
16. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: the promise or potential of any of our products or product candidates; the marketing, commercialization, and sales of IMCIVREE (setmelanotide), including marketing approval in Japan and the timing thereof; the design, success, cost and timing of our product development activities and clinical trials for setmelanotide, RM-718, bivamelagon, and our other product candidates; our ability to obtain regulatory approval for setmelanotide in further indications, as well as for RM-718, bivamelagon, and our other product candidates; our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; the sufficiency of our cash, cash equivalents and short-term investments to fund our operations; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed, and the impact of termination; our marketing, commercial sales, revenue generation, and cost of revenue; expectations surrounding our manufacturing arrangements; the impact of the current or future economic conditions on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements. These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks, uncertainties, and other important factors, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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
IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 4 years and older with acquired HO and in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to BBS or pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). The European Commission (EC) has authorized IMCIVREE for the treatment of obesity and the control of hunger in adults and children 4 years of age and above with acquired hypothalamic obesity (aHO) due to hypothalamic injury or impairment, and for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. The United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. In addition to the United States, we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

IMCIVREE’s label expansion to treat patients living with acquired HO was approved by the U.S. FDA on March 19, 2026, and a similar expansion of its marketing authorization was approved by the European Commission on April 30, 2026, making it the first approved therapy in the United States and the first approved therapy in Europe for patients with this rare disease. These approvals were supported by the positive pivotal Phase 3 TRANSCEND trial of setmelanotide in 142 patients with acquired HO. The global study met its primary endpoint, with a statistically significant -18.4% placebo-adjusted reduction in body mass index (BMI). For the primary endpoint of mean BMI change from baseline, study participants on setmelanotide therapy (n=94) achieved a -15.8% reduction compared with a +2.6% increase among patients on placebo (n=48) at 52 weeks (p<0.0001). Setmelanotide was generally well tolerated in the Phase 3 trial. The most common adverse events (affecting >20% of participants) were skin hyperpigmentation, nausea, vomiting and headache. In addition, on May 5, 2026, we announced that our Japanese New Drug Application (JNDA) for setmelanotide to treat acquired HO was accepted, validated and is now under review by Japan’s Pharmaceuticals and Medical Devices Agency (PMDA). We anticipate PMDA's decision on the application in the second half of 2026 and, if positive, expect commercial launch by the end of 2026.

Acquired hypothalamic obesity is a rare form of obesity that occurs following damage to the hypothalamic region of the brain. This disease most frequently follows the growth or surgical removal of craniopharyngioma, astrocytoma or other rare brain tumors. Additional causes of injury may include traumatic brain injury, stroke, or inflammation. Patients experience accelerated weight gain, a reduction in energy expenditure, and hyperphagia (a chronic pathological condition characterized by insatiable hunger, impaired satiety, and persistent abnormal food-seeking behaviors) leading to accelerated onset of severe obesity. We estimate there are approximately 10,000 people living with hypothalamic obesity in the U.S., 5,000 to 8,000 people living with hypothalamic obesity in Japan, and approximately 10,000 people living with hypothalamic obesity in the E.U.
In addition to our commercial efforts and inclusive of late-stage development efforts, we are advancing what we believe is the most comprehensive clinical research and development program ever initiated in MC4R pathway diseases, with multiple ongoing and planned clinical trials. Our MC4R pathway program is designed to expand the total number of patients who we believe would benefit from setmelanotide therapy or advance one of our other drug candidates, including RM-718, which is designed to be a more selective MC4R agonist with weekly administration, and bivamelagon, an investigational oral small molecule MC4R agonist in Phase 2 clinical trials. As mentioned above, our Phase 3 trial of setmelanotide in patients with acquired HO met the primary and key secondary endpoints, and we have initiated an additional, independent substudy in patients with congenital hypothalamic obesity as part of that trial.
We are advancing our next-generation MC4R agonists in clinical trials. In July 2025, we announced bivamelagon achieved statistically significant and clinically meaningful BMI reductions at 14 weeks of treatment in a Phase 2 trial in patients with acquired HO. We also anticipate completing enrollment in Part C of the Phase 1 trial evaluating the weekly RM-718 in patients with acquired hypothalamic obesity in the first quarter of 2026.
We also are advancing MC4R agonists with the intention to improve the treatment landscape for patients living with Prader‑Willi syndrome (PWS), a rare, complex genetic neurodevelopmental disorder characterized by hyperphagia, severe obesity risk, and significant metabolic, cognitive, and behavioral complications. PWS affects approximately one in 10,000 to 30,000 individuals worldwide, and approximately 20,000 patients in the United States. Based on the central role of MC4R pathway dysfunction in PWS, we believe that targeting this biology represents a compelling therapeutic approach. On December 11, 2025, we announced positive interim results from our exploratory Phase 2 trial of setmelanotide in patients with PWS. Setmelanotide demonstrated BMI and hyperphagia reductions at month 3 and month 6, as well as safety and tolerability results consistent with setmelanotide’s well-established clinical profile. In addition to this ongoing trial of setmelanotide, we have begun enrolling patients in a Phase 2 trial evaluating RM-718 in PWS.
We continue to leverage what we believe is the largest known DNA database focused on obesity - with approximately 120,000 sequencing samples as of December 31, 2025 - to improve the understanding, diagnosis and care of people living with severe obesity due to certain variants in genes associated with the MC4R pathway. Our Phase 3 EMANATE trial did not achieve the primary endpoint in each of its four independent substudies evaluating setmelanotide in genetically caused MC4R pathway diseases, but we did see positive signals in two genetic indications. We continue to analyze the EMANATE results and evaluate potential clinical development paths to develop one of our product candidates in patients with SRC1 (NCOA1) deficiency and POMC insufficiency, including with our next-generation MC4R agonists bivamelagon or RM-718. In addition, we plan to continue to evaluate the potential for MC4R agonism in the genes and gene families previously identified through the exploratory Phase 2 DAYBREAK trial, including the SEMA3 family, PHIP, TBX3 or PLXNA family. Our sequencing-based epidemiology estimates show that each of these genetically-defined

MC4R pathway deficiencies are considered rare diseases, according to established definitions based on patient populations. Our epidemiology estimates are approximately 4,600 to 7,500 for U.S. patients in setmelanotide's initial FDA-approved indications, including obesity due to biallelic POMC, PCSK1 or LEPR deficiencies, and BBS. Our epidemiology estimates for the two more prevalent indications studied in our Phase 3 EMANATE trial (SRC1 deficiency and POMC/PCSK1 insufficiency) suggest that approximately 26,000 U.S. patients with one of these genetically driven obesities have the potential to respond well to setmelanotide. Similarly, our epidemiology estimates for patients with genetic indications who demonstrated an initial response following stage 1 of our Phase 2 DAYBREAK trial is approximately 65,300. We believe that all these patients face similar challenges as other patients with rare diseases, namely lack of awareness, resources, tests, tools and, especially, therapeutic options.
Additional recent clinical, regulatory, corporate and commercial updates include:
•On May 5, 2026, we announced that more than 150 patient start forms had been received for IMCIVREE in acquired hypothalamic obesity (HO) in the United States, within the first six weeks following approval by the U.S. Food and Drug Administration on March 19, 2026;

•On May 5, 2026 we announced revenue from global sales of IMCIVREE was $60.1 million for the first quarter of 2026, an increase of 5% on a sequential basis from the fourth quarter of 2025, primarily driven by sales of IMCIVREE for the treatment of patients with Bardet-Biedl syndrome (BBS) and an increase in the number of patients on reimbursed therapy globally. In the first quarter of 2026, revenue of $36.9 million, or 61% of product revenue, was generated in the United States, a decrease of 5% on a sequential basis primarily driven by specialty pharmacy inventory and some patients receiving drug under the Company’s bridging program as they transitioned insurance plans during the quarter. Revenue of $23.2 million, or 39% of product revenue, was generated outside the United States, a sequential increase of $4.9 million or 27%;

•On May 5, 2026, we announced positive data from the Japanese cohort of our Phase 3 TRANSCEND study and that our New Drug Application for setmelanotide to treat acquired HO has been accepted, validated and is now under review by Japan’s Pharmaceuticals and Medical Devices Agency (PMDA). We anticipate PMDA's decision on the application in the second half of 2026 and, if positive, commercial launch by the end of 2026;

•On May 4, 2026, we announced new data presented at the Pediatric Endocrine Society Annual Meeting demonstrating sustained reductions in BMI and BMI Z‑score through 2.5 years of setmelanotide treatment and observed weight category improvements in pediatric patients (n=10) with acquired hypothalamic obesity and a second presentation demonstrating weight category improvement in the pediatric subpopulation of participants after 1 year of setmelanotide treatment;

•On April 3, 2026, we announced the appointment of Kim Popovits to our Board of Directors and the resignation of Ed Mathers.
•On March 26, 2026, the EMA's CHMP adopted a positive opinion recommending to expand the current marketing authorization for IMCIVREE® (setmelanotide) to include the treatment of obesity and the control of hunger in adults and children 4 years of age and above with acquired HO due to hypothalamic injury or impairment;
•On March 19, 2026, the FDA approved a label expansion for IMCIVREE to reduce excess body weight and maintain reduction long term in adults and pediatric patients aged 4 years and older with acquired HO;
•On March 16, 2026, we announced topline results from the Phase 3 EMANATE trial. None of the trial’s four sub-studies met the primary endpoint, which was the difference in mean percent change in BMI from baseline to Week 52 versus placebo, analyzed in the modified intent-to-treat (ITT) population using prespecified multiple imputation to account for missing values and discontinuations. Topline results include:

◦POMC / PCSK1 Hets (N=78): –4.3% placebo-adjusted reduction in BMI (p=0.15);
◦LEPR Hets (N=23): –3.6% placebo-adjusted reduction in BMI (p=0.94);
◦SRC1 (NCOA1) (N=73): –4.0% placebo-adjusted reduction in BMI (p=0.12); and
◦SH2B1 (N=121): –1.7% placebo-adjusted reduction in BMI (p=0.43).

•According to post hoc analyses based on last observation carried forward (LOCF) for missing values, setmelanotide achieved statistically significant and clinically meaningful BMI reductions at Week 52 in the modified intent-to-treat patient populations in the POMC/PCSK1 Hets and SRC1 substudies:
◦–5.5% least-squares mean difference in BMI in POMC/PCSK1 Hets patients (n=78; p=0.0010); and
◦–6.2% least-squares mean difference in BMI in SRC1 (NCOA1) patients (n=73; p<0.0001).
•According to post hoc analyses of genetically confirmed patients who reached Week 52 of treatment, setmelanotide achieved statistically significant and clinically meaningful BMI reductions in patients who completed the 52-week trial in the POMC/PCSK1 Hets and SRC1 substudies:
◦–9.7% placebo-adjusted reduction in BMI in POMC/PCSK1 Hets patients (n=41; p=0.0002); and
◦–8.0% placebo-adjusted reduction in BMI in SRC1 (NCOA1) patients (n=29; p=0.0158).
•On February 26, 2026, we announced completion of an end-of-Phase-2 meeting with FDA regarding bivamelagon in acquired HO and disclosed encouraging open-label extension data from our Phase 2 trial that showed bivamelagon achieved persistent BMI reductions at six and nine months of therapy.
We currently anticipate the following, near-term milestones:
•Announce six-month results from the ongoing exploratory Phase 2 trial of setmelanotide in PWS in the second quarter of 2026;
•European Commission decision on the Type II Variation for IMCIVREE in acquired hypothalamic obesity in the second quarter of 2026;
•Announce results from the Phase 1/2, Part C trial evaluating the weekly, MC4R agonist RM-718 in patients with acquired HO mid-year 2026;
•Complete enrollment in the substudy evaluating setmelanotide in congenital HO in the second half of 2026;
•Complete enrollment in the Phase 1/2, Part D trial evaluating RM-718 in PWS in the second half of 2026; and
•Initiate a pivotal Phase 3 trial evaluating bivamelagon in acquired HO by year-end 2026.
Following IMCIVREE's initial approval in the United States and marketing authorizations in the EU, Great Britain and Canada, we are continuing to pursue a country-by-country strategy to establish market access and reimbursement for IMCIVREE in additional countries. We expect we may need to continue to fund our operations through the sale of equity, debt financings or other sources. We have built our own marketing and commercial sales infrastructure in the United States and are in the process of building a similar infrastructure in several European markets and the United Kingdom. We may enter into arrangements with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.
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
As of March 31, 2026, we had an accumulated deficit of $1.4 billion. Our net loss was $55.6 million and $49.5 million for the three months ended March 31, 2026 and March 31, 2025. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:
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
As of March 31, 2026, our existing cash and cash equivalents and short-term investments were approximately $340.6 million. We expect that our cash and cash equivalents and short-term investments as of March 31, 2026, will be sufficient to fund our planned operations for at least 24 months.
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
To date, we have generated approximately $482.6 million in product revenue. Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021. We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in the EU in March 2022 under the paid early access program. IMCIVREE was approved by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively.
In March 2026, IMCIVREE was approved by the FDA to reduce excess body weight and maintain reduction long term in adult and pediatric patients aged 4 years and older with acquired hypothalamic obesity (aHO).

Following these initial approvals, sales of IMCIVREE have grown, and we expect will continue to grow.

License revenue
In the three months ended March 31, 2025, we recognized a reduction of previously-recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 12,

Significant Agreements, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
•the cost of genetic sequencing of potential patients in clinical studies; and
•facilities, depreciation, and other expenses, which include rent and maintenance of facilities, insurance and other operating costs.
We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
The following table summarizes our current research and development expenses:

	Three Months Ended March 31,
Research and development summary	2026	2025
Research and development expense	41,725	36,973
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
•the safety and efficacy demonstrated by setmelanotide and other product candidates in future clinical trials;
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
Selling, general and administrative expenses
Selling expenses consist of professional fees related to preparation for the continued commercialization of setmelanotide, as well as salaries and related benefits for commercial employees, including stock-based compensation. As we further implement and execute our commercialization plans to market setmelanotide in new territories and as we explore new collaborations to develop and commercialize setmelanotide, we anticipate that these expenses will materially increase.
General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, relating to our full-time employees not involved in R&D or commercial activities. Other significant costs include rent, information technology, legal fees relating to patent and corporate matters and fees for accounting and consulting services.
The following table summarizes our current selling, general and administrative expenses:

	Three Months Ended March 31,
Selling, general and administrative summary	2026	2025
Selling, general and administrative expense	63,591	39,087
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
There were no significant changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Results of Operations
Comparison of the three months ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$60,112	$37,718	$22,394	59%
License revenue, net	—	(5,014)	5,014	(100%)
Total revenues	60,112	32,704	27,408	84%
Costs and expenses:
Cost of sales	7,157	3,648	3,509	96%
Research and development	41,725	36,973	4,752	13%
Selling, general, and administrative	63,591	39,087	24,504	63%
Total costs and expenses	112,473	79,708	32,765	41%
Loss from operations	(52,361)	(47,004)	(5,357)	11%
Other income (expense), net	(2,733)	(2,414)	(319)	13%
Loss before income taxes	(55,094)	(49,418)	(5,676)	11%
Provision for income taxes	545	80	465	581%
Net loss	$(55,639)	$(49,498)	$(6,141)	12%
Product revenue, net. Product revenue, net increased by $22.4 million to $60.1 million for the three months ended March 31, 2026 from $37.7 million for the three months ended March 31, 2025, an increase of 59%, primarily due to higher volume of product sold both domestically and internationally. We expect our sales of IMCIVREE to continue to increase. We have achieved market access for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. For the three months ended March 31, 2026, and 2025, a substantial amount of our product revenue, or 61% and 65%, respectively, was generated from sales of our product to patients in the United States.
License revenue. For the three months ended March 31, 2025, we recognized a reduction of previously-recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 12, Significant Agreements, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cost of sales. Cost of sales increased by $3.5 million to $7.2 million for the three months ended March 31, 2026, from $3.6 million for the three months ended March 31, 2025, an increase of 96%, which was driven by an increase in net product revenue in the three months ended March 31, 2026. Cost of sales is composed of royalty expense due to Ipsen Pharma S.A.S., or Ipsen, on our net product revenue, amortization of our capitalized sales-based milestone payment made to Ipsen upon our first commercial sale in the United States and EU, the cost of product, as well as costs associated with our patient assistance programs. Specifically, the $3.5 million increase in cost of sales in the three months ended March 31, 2026, from the same period in 2025, was due to $1.1 million of additional royalties due to our growth in net product revenue and $2.4 million attributed to increased product costs associated with higher net product revenue. We expect cost of sales as a percentage of revenue to continue to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense increased by $4.8 million to $41.7 million for the three months ended March 31, 2026, from $37.0 million for the three months ended March 31, 2025, an increase of 13%. The net increase was primarily due to the following:
•an increase of $7.0 million related to personnel costs including $4.6 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees in order to support the growth of our research and development programs, and $2.5 million of stock-based compensation; and
•an increase in patents, licenses and other regulatory costs of $0.6 million.
The above increases were partially offset by:
•a net decrease in clinical trial expenses of $1.7 million driven primarily by a decrease in costs due to the wind down or conclusion of various studies including our long-term extension trial, DAYBREAK Phase 2, EMANATE Phase 3, and Phase 3 HO Setmelanotide trial, and
•a net decrease of $1.4 million due to the timing of chemistry, manufacturing, and controls (CMC) costs for drug formulation and autoinjector development to support our ongoing clinical trials.
Selling, general and administrative expense. Selling, general and administrative expense increased by $24.5 million to $63.6 million for the three months ended March 31, 2026, from $39.1 million for the three months ended March 31, 2025, an increase of 63%. The increase was primarily due to the following:
•an increase of $20.1 million related to personnel costs including $7.8 million of stock-based compensation, and $12.3 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees to support our expanding business operations as well as to establish commercial operations in international regions, and
•an increase of $3.6 million related to increased marketing and promotion costs to support continued product revenue growth and our product launch for acquired Hypothalamic Obesity.
Other income (expense), net. Other expense, net increased by $(0.3) million to $(2.7) million for the three months ended March 31, 2026 from $(2.4) million for the three months ended March 31, 2025. The increases were primarily due to the following:
•an increase of $0.8 million in unrealized loss on foreign currency
•an increase in other expense of $0.3 million recognized on the change in fair value of the embedded derivative on our deferred royalty obligation
•an increase of $0.2 million in interest expense related to our deferred royalty obligation.
These increases were partially offset by:
•a decrease of $1.1 million of non-cash interest expense in the three months ended March 31, 2026, associated with accretion of LG Chem liability, which was paid in July 2025.
Liquidity and Capital Resources
As of March 31, 2026, our cash and cash equivalents and short-term investments were approximately $340.6 million.

Cash flows
The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	(44,185)	(40,351)
Investing activities	57,052	24,812
Financing activities	(5,400)	32,499
Effect of exchange rates on cash	448	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,915	$16,958
Net cash used in operating activities
The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of operating assets and liabilities.
Net cash used in operating activities was $44.2 million for the three months ended March 31, 2026 and consisted primarily of a net loss of $55.6 million adjusted for non-cash items of $28.5 million, which consisted of stock-based compensation, non-cash interest expense, non-cash accretion and amortization of short-term investments, depreciation and amortization, non-cash rent expense, the change in the fair value of our embedded derivative asset, and the foreign currency impacts. Additionally, the change in operating assets and liabilities used net cash of approximately $17.0 million and was primarily driven by net increases in accounts receivable of $8.1 million, primarily due to the increase in product revenue, the change in prepaid expenses and other current assets of $0.5 million, the change in inventory of $3.1 million, the change in deferred revenue of $0.1 million, and the decrease in accounts payable, accrued expenses and other liabilities of $5.6 million. These net uses of cash were offset by a decrease in other long-term assets of $0.4 million.
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

Net cash provided by investing activities
Net cash provided by investing activities was $57.1 million for the three months ending March 31, 2026 and relates to purchases of short-term investments for $42.2 million, offset by gross maturities of short-term investments of $99.3 million.
Net cash provided by investing activities was $24.8 million for the three months ended March 31, 2025 and relates to gross maturities of short-term investments of $58.3 million, offset by purchases of short-term investments for $33.5 million.

Net cash provided by financing activities
Net cash used in financing activities was $5.4 million for the three months ended March 31, 2026, and consisted of proceeds of $7.3 million from the exercise of stock options and the issuance of common stock from our Employee Stock Purchase Plan. These proceeds were offset by $4.3 million of repayments of our deferred royalty obligation and $8.5 million for the net settlement of equity awards.

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
We expect that our cash and cash equivalents and short-term investments as of March 31, 2026 will be sufficient to fund our planned operations for at least 24 months. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
•the scope, progress, results and costs of clinical trials for our setmelanotide program as well as for RM-718 and bivamelagon, and in connection with a therapeutic product candidate for CHI;
•the costs, timing and outcome of regulatory review of our setmelanotide program as well as for RM-718 and bivamelagon, and in connection with a therapeutic product candidate for CHI;
•the obligations owed to Ipsen, Camurus AB, and LGC pursuant to our license agreements;
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
ATM Program
On November 2, 2021, we entered into a Sales Agreement (the "Prior Sales Agreement") with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $100.0 million, from time to time through an “at the market” equity offering program under which TD Cowen acts as sales agent (the “ATM Program”). Between August 10, 2023 and August 21, 2023, we sold approximately two million shares of our common stock in the ATM Program for net proceeds of approximately $48.9 million.
On February 29, 2024, the Company and TD Cowen entered into Amendment No. 1 to Sales Agreement (the “Amendment”) to increase the aggregate offering price of the shares of common stock that may be issued and sold pursuant to the Prior Sales Agreement to $200.0 million (excluding the aggregate offering price of shares of common stock issued and sold pursuant to the Prior Sales Agreement prior to February 29, 2024). In connection with the Amendment, on February 29, 2024, we filed with the SEC a prospectus supplement, dated February 29, 2024, related to the issuances and sales under the Prior Sales Agreement, as amended by the Amendment.
From December 10, 2024 to December 31, 2024, the Company sold 744,595 shares of common stock in the ATM Program for net proceeds of $41.2 million as of December 31, 2024. The Company sold an additional 587,510 shares of common stock in the ATM Program from January 1, 2025 through January 21, 2025 for net proceeds of approximately $32.1 million in the quarter ending March 31, 2025.
On February 26, 2026, the Company and TD Cowen entered into a new Sales Agreement (the “Sales Agreement”) pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $200.0 million, through its ATM Program. The Sales Agreement supersedes the Prior Sales Agreement between TD Cowen and the Company, dated November 2, 2021, as amended on February 29, 2024, and the Prior Sales Agreement terminated upon the effectiveness of the Sales Agreement. In connection with the Sales Agreement, on February 26, 2026, the Company filed with the SEC a registration statement on Form S-3ASR containing a base prospectus and a prospectus supplement, each dated February 26, 2026, pursuant to which issuances and sales under the Sales Agreement will be made.

Contractual obligations
As of March 31, 2026, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2026, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II - OTHER INFORMATION
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “Quarterly Report”), including our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Our net losses were $55.6 million and $49.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1,407.5 million. Substantially all our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide, with clinical trials of our product candidates (RM-718), which is designed to be a more selective MC4R agonist with weekly administration (now in Phase 1 trials), and bivamelagon, an investigational oral small molecule, which is also designed to be a more selective MC4R agonist, (recently completed a Phase 2 clinical trial), and with the development of any other product candidates we may choose to pursue, including a product candidate for CHI, yet to be identified. We also expect to devote substantial financial resources to the research and development and potential commercialization of a product candidate for CHI.
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
Since our inception, we have raised funds through the issuance of common and preferred equity, the sale of assets and a Revenue Interest Agreement, or RIFA. As of March 31, 2026, our cash and cash equivalents and short-term investments were approximately $340.6 million.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the RIFA Investors a tiered royalty on our annual net revenues (the “Revenue Interest”), including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the RIFA Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027 or 120% of the amount funded by the RIFA Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the RIFA Investors through each date, referred to as the Under Performance Payment. As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. As of March 31, 2026 we have made $44.6 million of payments.

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

In January 2024, we entered into a license agreement and share issuance agreement with LG Chem, Ltd. ("LGC"). Pursuant to the terms of the license agreement, we obtained exclusive worldwide rights to develop LGC’s proprietary compound bivamelagon. We agreed to pay LGC royalties of between low- to mid-single digit percent of net revenues from our MC4R portfolio, including bivamelagon, commencing in 2029 and dependent upon achievement of various regulatory and indication approvals, and subject to customary deductions and anti-stacking. Royalties may further increase to a low double-digit percent royalty, though such royalty would only be applicable on net sales of bivamelagon in a region if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and the Company’s MC4R portfolio is not covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon for the limited remainder of the royalty term in the relevant region. The license agreement will continue until the expiration of the obligation to pay royalties in all countries or regions, unless terminated earlier. We or LGC can terminate the license agreement in certain circumstances, including for the other party’s material uncured breach. If the license agreement is terminated, we would lose our rights to develop and commercialize bivamelagon, and, under some circumstances, we could be subject to certain ongoing payments, penalties and fees, all of which in turn would have a material adverse effect on our business.

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

If the FDA or a comparable regulatory authority requires clearance, approval or certification of a companion diagnostic for setmelanotide, RM-718 or bivamelagon, any delay or failure by us or our current and future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if necessary, could delay or prevent us from obtaining additional approvals for setmelanotide, or adversely affect the approvals we have already obtained. For example, IMCIVREE is currently approved by the FDA for use in adults and pediatric patients two years of age and older with syndromic or monogenic obesity due to BBS and due to POMC, PCSK1, or LEPR deficiencies as confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance; IMCIVREE is also approved by the FDA for use in adults and pediatric patients four years of age and older with acquired hypothalamic obesity. Any delay or failure by us or our current or future collaborators to develop or obtain regulatory clearance or approval of, or certification of, such tests, if and when necessary, could delay or prevent us from obtaining such additional approvals for setmelanotide, or adversely affect the approvals we have already obtained.

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

We intend to seek marketing authorizations in various countries worldwide. For example, we are seeking marketing authorization for setmelanotide to treat acquired hypothalamic obesity in Japan. In order to market any product outside of the United States, Canada, the EU or the United Kingdom, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Marketing authorization procedures vary among countries and can involve additional setmelanotide testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA approval or marketing authorization from the EC or the MHRA. The marketing authorization processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States and Europe, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Grant of marketing authorization in one country does not ensure grant of marketing authorization in another country, but a failure or delay in obtaining marketing authorization in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing authorization in other countries or any delay or other setback in obtaining such authorizations would impair our ability to market setmelanotide in such foreign markets. Any such impairment would reduce the size of our potential market share and could have a material adverse impact on our business, results of operations and prospects.

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
We maintain product liability insurance coverage for our clinical trials and commercial product. Our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

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

Our business depends largely on its successful clinical development, regulatory approval and commercialization of our product candidates. In the United States, IMCIVREE is approved to reduce excess body weight and maintain weight reduction long term in adults and pediatric patients 2 years of age and older with syndromic or monogenic obesity due to BBS or POMC, PCSK1 or LEPR deficiency as determined by genetic testing demonstrating variants in POMC, PCSK1 or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, and in adults and pediatric patients four years of age and older with acquired hypothalamic obesity. Health Canada has approved IMCIVREE for weight management in adult and pediatric patients 6 years of age and older with obesity due to BBS or genetically-confirmed POMC, PCSK1, or LEPR deficiency due to variants interpreted as pathogenic, likely pathogenic, or of VUS. The EC has authorized setmelanotide for the treatment of obesity and the control of hunger in adults and children 4 years of age and above with acquired hypothalamic obesity (aHO) due to hypothalamic injury or impairment, and for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. The UK’s MHRA authorized setmelanotide for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or genetically confirmed loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. Setmelanotide will require substantial additional clinical development, testing and regulatory approval before we are permitted to commence commercialization in indications beyond those currently approved for IMCIVREE in the United States, the EU and the United Kingdom, and our other product candidates will require similar efforts before we are permitted to commercialize them for any indication. The clinical trials, manufacturing and marketing of our product candidates are subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market such product candidates.

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

In the United States, the FDA oversees the rare pediatric disease priority review voucher program (the “PRV Program”), which aims to incentive drug development for rare pediatric diseases. Under the PRV Program, a company sponsor that receives a drug approval may qualify for a voucher that can be redeemed to receive priority review for a different product and these vouchers can be transferred or sold. Under the current provisions in the law enacting the PRV Program, the PRV Program will sunset after September 30, 2029. Any changes to the PRV Program could impact existing and future development programs and could negatively impact our business.

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

Under the IRA manufacturer discount program that replaced the coverage gap discount program as of January 1, 2025, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which is $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for “specified manufacturers.” In April 2024, CMS informed us that we are deemed a specified manufacturer. At present, we do not have coverage for IMCIVREE under Medicare Part D and, accordingly, the impact of the IRA manufacturer discount program is not currently material to our business, however, future changes to IMCIVREE's Part D coverage and/or the IRA could have a substantial impact on our future revenues.

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

In the United States, the FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for IMCIVREE is limited to the reduction of excess body weight and maintenance of weight reduction long term in adult and pediatric patients 2 years of age and older with monogenic or syndromic obesity due to BBS or POMC, PCSK1, or LEPR, deficiency confirmed by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance, and in adults and pediatric patients four years of age and older with acquired hypothalamic obesity.

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

Laws and regulations governing any international operations we may have in the future may impact our ability to develop, manufacture and sell setmelanotide or our other product candidates outside of the United States and require us to develop and implement costly compliance programs.

If we continue to expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. For example, we enrolled patients from Japan for our Phase 3 TRANSCEND clinical trial and submitted our full data package to Japan's Pharmaceuticals and Medical Devices Agency to seek marketing authorization for setmelanotide to treat acquired hypothalamic obesity in Japan. The Foreign Corrupt Practices Act of 1977, or the FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may impact our ability to develop, manufacture or sell certain product candidates and products outside of the United States, which could limit our growth potential and increase our development costs.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 0.79% of our outstanding voting stock as of March 31, 2026. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders could significantly influence elections of directors, any amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of March 31, 2026, we had 68,445,084 shares of common stock outstanding. In addition, on February 26, 2026, we filed with the SEC a registration statement on Form S-3ASR containing a prospectus covering the resale from time to time by the holders of the Convertible Preferred Stock of up to an aggregate of 2,395,831 shares of common stock, to satisfy registration rights that the Company granted to such holders in connection with the issuance of the Convertible Preferred Stock. Holders of the Convertible Preferred Stock have converted Convertible Preferred Stock to common stock, and to the extent they continue to convert their shares to common stock and sell such shares, the price of our common stock could be significantly impacted.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)Insider Trading Arrangements and Policies.
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Rhythm Pharmaceuticals, Inc. dated October 10, 2017, and the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rhythm Pharmaceuticals, Inc. dated June 25, 2025.	8-K	06/26/2025	3.1

3.2	Amended and Restated Bylaws.	8-K	12/18/2023	3.1

3.3	Certificate of Designations	8-K	04/16/2024	3.1

3.4	Amended and Restated Certificate of Designations	10-Q	05/07/2024	3.4

4.1	Form of Indenture	S-3ASR	2/26/2026	4.3

10.1*	Rhythm Pharmaceuticals, Inc. Deferred Compensation Plan (Directors)

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: May 5, 2026	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2026	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)