Form 10-Q
period 2026-06-30
RHYTHM PHARMACEUTICALS, INC.
filed 2026-08-04
CIK 1649904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________
FORM 10-Q
_____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
The number of shares outstanding of the registrant’s Common Stock as of August 1, 2026 was 68,852,082.

RHYTHM PHARMACEUTICALS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Rhythm Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$65,614	$54,301
Short-term investments	265,283	334,648
Accounts receivable, net	40,408	26,081
Inventory	30,517	25,753
Prepaid expenses and other current assets	24,741	26,133
Total current assets	426,563	466,916
Property and equipment, net	103	1,104
Right-of-use asset	2,817	3,049
Intangible assets, net	4,892	5,319
Restricted cash	603	522
Other long-term assets	2,288	3,286
Total assets	$437,266	$480,196
Liabilities, Convertible Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable	$16,165	$13,947
Accrued expenses and other current liabilities	94,016	83,855
Lease liability	703	650
Deferred revenue	—	194
Deferred royalty obligation, current	12,703	7,296
Total current liabilities	123,587	105,942
Long-term liabilities:
Deferred royalty obligation	93,399	100,886
Lease liability, non-current	2,979	3,342
Total liabilities	219,965	210,170
Commitments and contingencies (Note 14)
Series A convertible preferred stock, $0.001 par value: 150,000 shares authorized; 115,000 and 132,500 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively. Liquidation preference of $116,457 and $132,500 as of June 30, 2026, and December 31, 2025, respectively.	114,318	130,957
Stockholders’ equity:
Preferred stock, $0.001 par value: 9,850,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 68,816,868 and 67,205,321 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	69	67
Additional paid-in capital	1,560,640	1,491,675
Accumulated other comprehensive loss	(912)	(796)
Accumulated deficit	(1,456,814)	(1,351,877)
Total stockholders’ equity	102,983	139,069
Total liabilities, convertible preferred stock and stockholders’ equity	$437,266	$480,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$71,255	$48,502	$131,367	$86,220
License revenue	—	—	—	(5,014)
Total revenues	71,255	48,502	131,367	81,206
Costs and expenses:
Cost of sales	8,931	5,543	16,088	9,191
Research and development	43,428	42,308	85,153	79,281
Selling, general, and administrative	67,448	45,947	131,039	85,034
Total costs and expenses	119,807	93,798	232,280	173,506
Loss from operations	(48,552)	(45,296)	(100,913)	(92,300)
Other income (expense):
Other income (expense), net	1,018	1,576	(686)	932
Interest expense	(4,540)	(5,817)	(9,123)	(11,226)
Interest income	3,220	3,242	6,774	6,881
Total other expense, net	(302)	(999)	(3,035)	(3,413)
Loss before income taxes	(48,854)	(46,295)	(103,948)	(95,713)
Provision for income taxes	444	337	989	417
Net loss	$(49,298)	$(46,632)	$(104,937)	$(96,130)
Accrued dividends on convertible preferred stock	(1,065)	(1,349)	(2,169)	(2,671)
Net loss attributable to common stockholders	$(50,363)	$(47,981)	$(107,106)	$(98,801)
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(0.75)	$(1.57)	$(1.56)

Weighted-average common shares outstanding, basic and diluted	68,592,661	63,684,359	68,285,135	63,373,489

Net loss	$(49,298)	$(47,981)	$(104,937)	$(98,801)
Other comprehensive income (loss):
Foreign currency translation adjustment	(991)	(2,104)	793	(2,106)
Unrealized gain (loss), net on marketable securities	$(365)	$(93)	$(909)	(103)
Comprehensive loss	$(50,654)	$(50,178)	$(105,053)	$(101,010)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock & Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	132,500	$130,957	67,205,321	$67	$1,491,675	$(796)	$(1,351,877)	$139,069
Stock compensation expense	—	—	—	—	23,099	—	—	23,099
Issuance of common stock in connection with ESPP	—	—	15,875	—	1,251	—	—	1,251
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	936,949	2	6,095	—	—	6,097
Tax withholding on vesting of restricted stock	—	—	(77,643)	—	(8,458)	—	—	(8,458)
Conversion of Series A preferred stock redeemable to common stock	(17,500)	(17,351)	364,582	—	17,351	—	—	17,351
Accretion of preferred stock dividends	—	1,104	—	—	(1,104)	—	—	(1,104)
Foreign currency translation adjustment	—	—	—	—	—	1,784	—	1,784
Net unrealized loss on marketable securities	—	—	—	—	—	(544)	—	(544)
Net loss	—	—	—	—	—	—	(55,639)	(55,639)
Balance at March 31, 2026	115,000	$114,710	68,445,084	$69	$1,529,909	$444	$(1,407,516)	$122,906
Stock compensation expense	—	—	—	—	26,056	—	—	26,056
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	386,582	—	6,997	—	—	6,997
Tax withholding on vesting of restricted stock			(14,798)		(1,257)			(1,257)
Accretion of preferred stock dividends	—	1,065	—	—	(1,065)	—	—	(1,065)
Declaration of preferred stock dividends to be paid in cash	—	(1,457)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(991)	—	(991)
Net unrealized loss on marketable securities	—	—	—	—	—	(365)	—	(365)
Net loss	—	—	—	—	—	—	(49,298)	(49,298)
Balance at June 30, 2026	115,000	$114,318	68,816,868	$69	$1,560,640	$(912)	$(1,456,814)	$102,983

Balance at December 31, 2024	150,000	142,820	62,390,654	61	1,177,045	(39)	(1,155,338)	21,729
Stock-based compensation expense	—	—	—	—	12,862	—	—	12,862
Issuance of common stock in connection with ESPP	—	—	21,875	—	854	—	—	854
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	494,853	1	2,225	—	—	2,226
Issuance of common stock upon completion of ATM equity offering, net of $739 offering costs	—	—	587,510	—	32,108	—	—	32,108
Accretion of preferred stock dividends	—	1,322	—	—	(1,322)	—	—	(1,322)
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Unrealized loss on marketable securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(49,498)	(49,498)
Balance at March 31, 2025	150,000	$144,142	63,494,892	$62	$1,223,772	$(51)	$(1,204,836)	$18,947
Stock-based compensation expense	—	—	—	—	15,880	—	—	15,880
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	418,293	2	3,441	—	—	3,443
Accretion of preferred stock dividends	—	1,349	—	—	(1,349)	—	—	(1,349)
Foreign currency translation adjustment	—	—	—	—	—	(2,104)	—	(2,104)
Unrealized loss on marketable securities	—	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	—	—	(46,632)	(46,632)
Balance at June 30, 2025	150,000	$145,491	63,913,185	$64	$1,241,744	$(2,248)	$(1,251,468)	$(11,908)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Operating activities
Net loss	$(104,937)	$(96,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	49,155	28,742
Depreciation and amortization	503	762
Non-cash interest expense	9,116	11,226
Non-cash accretion & amortization of short-term investments	(2,610)	(2,966)
Non-cash rent expense	232	215
Change in fair value of embedded derivative liability	560	(420)
Foreign currency (gain) loss	337	(1,709)
Other non-cash items	665	—
Changes in operating assets and liabilities:
Accounts receivable	(14,326)	(7,145)
Inventory	(5,428)	(96)
Prepaid expenses and other current assets	2,317	(10,005)
Deferred revenue	(194)	(1,286)
Other long-term assets, net	435	5,526
Accounts payable, accrued expenses and other liabilities	10,838	9,622
Net cash used in operating activities	(53,337)	(63,664)
Investing activities
Purchases of short-term investments	(85,685)	(60,475)
Maturities of short-term investments	156,750	139,322
Net cash provided by investing activities	71,065	78,847
Financing activities
Repayment of deferred royalty obligation	(11,195)	(8,947)
Proceeds from the exercise of stock options	13,094	5,669
Tax withholding on vesting of restricted stock	(9,715)	—
Proceeds from issuance of common stock from ESPP	1,251	854
Proceeds from ATM equity offering	—	34,034
Net cash (used in) provided by financing activities	(6,565)	31,610
Effect of exchange rates on cash	231	(281)
Net increase in cash, cash equivalents and restricted cash	11,394	46,512
Cash, cash equivalents and restricted cash at beginning of period	54,823	89,601
Cash, cash equivalents and restricted cash at end of period	$66,217	$136,113
Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock dividends	$2,169	$2,671
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

Liquidity
The Company has incurred operating losses and experienced negative cash flows from operations since inception. As of June 30, 2026, the Company had an accumulated deficit of $1.5 billion. The Company has funded these losses primarily from the proceeds from the sales of common and preferred stock, product revenue, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. While the Company is generating product revenue, management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to continue to develop its product candidates and ultimately upon its ability to attain profitable operations.
As of June 30, 2026, the Company had $330.9 million of cash and cash equivalents and short-term investments on hand. In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out license arrangements, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financing will be available to the Company on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company’s operations through at least the next 24 months from the filing of this Quarterly Report on Form 10-Q with the SEC.

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
The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2026, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the three months ended June 30, 2026, and 2025, approximately 72% and 66% of all the Company’s revenue was generated from a single customer in the United States. As of June 30, 2026, and December 31, 2025, approximately 58% and 56%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.
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
Short-Term Investments
Short-term investments consist of investments with maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason for the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of June 30, 2026 and December 31, 2025, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.
Accounts Receivable, net
Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers. As of June 30, 2026 and December 31, 2025, the Company determined an allowance for credit losses was not required based upon our review of contractual payments and our customers’ circumstances.

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
The following are the components of variable consideration related to product revenue:
Government rebates: The Company is subject to discount obligations under government programs, including Medicaid programs, Medicare and Tricare in the United States as well as certain government rebates and pricing adjustments in certain international markets where we operate. We estimate these rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment and finite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell. No events or changes in circumstances existed to require an impairment assessment during the six months ended June 30, 2026 and 2025, respectively.
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
Foreign Currency Translation
The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity. Net foreign currency exchange transaction gains (losses), which are included in other income (expense), net on our consolidated statements of operations, were $0.3 million and $(1.7) million for the six months ended June 30, 2026 and 2025, respectively.
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
The Company’s cash equivalents and marketable securities and derivative asset as of June 30, 2026 and December 31, 2025 were carried at fair value, determined according to the fair value hierarchy. See Note 6, Fair Value of Financial Assets and Liabilities, for further discussion.
The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities as of June 30, 2026 and December 31, 2025, respectively.
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
The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three and six months ended June 30,
	2026	2025
Stock options	6,247,705	6,931,178
Restricted stock units	2,866,826	2,657,785
Performance stock units	320,000	294,644
Common stock issuable upon the conversion of Series A convertible preferred stock	2,395,836	3,124,995
Potential common shares	11,830,367	13,008,602
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
Recently adopted accounting pronouncements

In December 2023 the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The new guidance requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for us beginning in fiscal year ending December 31, 2025. The Company has adopted this update on a prospective basis. The adoption of this guidance resulted in expanded disclosures in its consolidated financial statements.
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
4. Inventory
Inventory consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw Materials	$6,218	$6,745
WIP	4,707	1,631
Finished Goods	19,592	17,377
Total Inventory	$30,517	$25,753

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Research and development costs	$18,235	$17,084
Professional fees	5,794	5,827
Payroll related	16,356	22,433
Royalties	3,563	2,870
Sales allowances	42,754	31,564
Other	7,314	4,078
Accrued expenses and other current liabilities	$94,016	$83,855
6. Fair Value of Financial Assets and Liabilities
As of June 30, 2026 and December 31, 2025, the carrying amount of cash and cash equivalents and short-term investments was $330.9 million and $388.9 million respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of June 30, 2026 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$49,103	$—	$—	$49,103
Marketable securities:
US treasury securities	68,298	—	—	68,298
Corporate debt securities and commercial paper	—	196,985	—	196,985
Derivative asset	—	—	620	620
Total	$117,401	$196,985	$620	$315,006

	Fair Value Measurements as of December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$33,949	$—	$—	$33,949
Marketable securities:
US treasury securities	71,877	—	—	71,877
Corporate debt securities and commercial paper	—	262,771	—	262,771
Derivative asset	—	—	1,180	1,180
Total	$105,826	$262,771	$1,180	$369,777
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
The following tables set forth a summary of the changes in the estimated fair value of our embedded derivative liability (asset) (in thousands):

	Six months ended June 30,
	2026	2025
Beginning aggregate estimated fair value of Level 3 liability (asset)	$(1,180)	$(270)
Change in fair value of embedded derivative	560	(420)
Ending aggregate estimated fair value of Level 3 liability (asset)	$(620)	$(690)
Marketable Securities
The following tables summarize the Company's marketable securities (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$197,218	$7	$(240)	$196,985
U.S. Treasury Securities	68,373	12	(87)	68,298
	$265,591	$19	$(327)	$265,283

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$262,412	$370	$(11)	$262,771
U.S. Treasury Securities	71,634	243	—	71,877
	$334,046	$613	$(11)	$334,648
7. Intangible Assets

		As of June 30, 2026			As of December 31, 2025
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Capitalized Milestones	11	$9,000	$(4,108)	$4,892	$9,000	$(3,681)	$5,319

As of June 30, 2026, the Company’s finite-lived net intangible assets, which totaled $4.9 million, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen, in connection with the Company’s first commercial sale of IMCIVREE in the U.S. in March 2021 and in France in March 2022.
As of June 30, 2026, amortization expense for the next five years and beyond is summarized as follows (in thousands):

2026 (remainder)	$427
2027	855
2028	855
2029	855
2030	854
Thereafter	1,046
Total	$4,892
Amortization expense totaled $0.2 million for each of the three months ended June 30, 2026 and 2025, respectively. Amortization expense totaled $0.4 million for each of the six months ended June 30, 2026 and 2025, respectively. Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss.
8. Income Taxes
The Company recorded an income tax provision of approximately $0.4 million and $0.3 million for the three months ended June 30, 2026, and 2025, respectively. The Company recorded an income tax provision of approximately $1.0 million and $0.4 million for the six months ended June 30, 2026, and 2025, respectively. The income tax provision is a result of taxable income from the Company’s foreign jurisdictions. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year ending December 31, 2026.
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

The Company classifies its Convertible Preferred Stock outside of stockholders’ equity as the redemption of such shares is outside the Company’s control. The Company did not adjust the carrying values of the Convertible Preferred Stock to redemption value as the shares are not probable of becoming redeemable as of June 30, 2026.
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
If a change of control occurs, each holder shall have the right to require the Company to repurchase all, or any whole number of shares that is less than all, of the holder’s Convertible Preferred Stock at an amount equal to 1.75 multiplied by the sum of the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus PIK Dividends) plus any unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference). As of June 30, 2026, the Company did not adjust the carrying value of the Convertible Preferred Stock to its redemption value, since a change of control was determined to be not probable.
Dividends:
After the second anniversary, dividends on the Convertible Preferred Stock accrue quarterly, at a 6% annual rate, and if not paid out in cash before the quarter end, will become PIK Dividends and added to the liquidation preference, or original issue price plus PIK Dividends. Since dividends do not commence until the second anniversary of the Issuance, the Convertible Preferred Stock is considered increasing rate preferred stock. Accordingly, the Company accretes the dividends, using the effective interest method, from Issuance to the first contractual call date, April 15, 2029. The Company accrued dividends of $2.2 million and $2.7 million for the six months ended June 30, 2026 and June 30, 2025, as a reduction to Additional Paid-In Capital and an increase to the carrying value of Convertible Preferred Stock.
On July 1, 2026, the Company paid cash dividends of approximately $1.5 million in the aggregate to the holders, as of the record date of June 30, 2026, of the Series A Convertible Preferred Stock, pursuant to the terms of the Amended and Restated Certificate of Designations of the Series A Convertible Preferred Stock, dated May 7, 2024. As of June 30, 2026, these accrued dividends of $1.5 million were classified within other current liabilities in the Company's condensed consolidated balance sheet.

The carrying value of Convertible Preferred Stock as of June 30, 2026 and December 31, 2025 is $114.3 million and $131.0 million, respectively.

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

The Company has the right to force mandatory conversion of Convertible Preferred Stock should the closing sale price per share of Common Stock exceed 250% of the Conversion Price for at least twenty (20) of thirty (30) consecutive trading days, subject to certain restrictions based the liquidity of the Common Stock.
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

The Company has 10,000,000 shares of Preferred Stock authorized, of which 115,000 shares are designated for the Series A Convertible Preferred Stock.

10. Common Stock
As of June 30, 2026, an aggregate of 19,451,246 shares of common stock were reserved for issuance under the Company’s stock plans, which include stock options, restricted stock units, and performance stock units that have been granted covering 9,434,531 shares of common stock, as well as 6,364,265 of shares available under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) and 1,225,083 shares of common stock available for future grants under the Company’s Employee Stock Purchase Plan. Additionally, this reserve includes 2,395,836 shares of common stock for issuance to satisfy the shares of common stock issuable upon conversion of the remaining 115,000 shares of Convertible Preferred Stock.
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

The exercise price of stock options granted under the Inducement Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of June 30, 2026, 529,088 stock option awards and 386,267 restricted stock unit awards have been granted under the Inducement Plan, net of forfeitures. As of June 30, 2026, 92,519 shares of common stock are available for future grant under the Inducement Plan.

11. Related-Party Transactions
Expenses paid directly to related parties for the three and six months ended June 30, 2026 and 2025, were immaterial. Outstanding payments due to related parties as of June 30, 2026 and December 31, 2025 were also immaterial.
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
13. Long-Term Obligations
On June 16, 2022, we entered into a RIFA with entities managed by HealthCare Royalty Management, LLC, collectively referred to as the Investors. Pursuant to the RIFA and subject to customary closing conditions, the Investors have agreed to pay the Company an aggregate investment amount of up to $100.0 million, or the Investment Amount. Under the terms of the RIFA, we received $37.5 million on June 29, 2022 upon FDA approval of IMCIVREE in Bardet-Biedl syndrome ("BBS"), referred to as the Initial Investment Amount, and we received an additional $37.5 million on September 29, 2022 of the Investment Amount upon EMA approval for BBS. On September 12, 2023, we received the remaining $24.4 million of the Investment Amount, net of debt issuance costs, following the achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.
As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment. As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. We made repayments of $11.2 million in the six months ended June 30, 2026. As of June 30, 2026 we have made cumulative payments of $51.5 million.
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
We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative asset (liability) was $0.6 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the three months ended June 30, 2026 and 2025, we recognized other expense of $(0.2) million and $0.5 million, respectively, due to the remeasurement of the embedded derivative asset. For the six months ended June 30, 2026 and 2025, we recognized other expense of $(0.6) million and $0.4 million, respectively, due to the remeasurement of the embedded derivative asset.
The carrying value of the deferred royalty obligation as of June 30, 2026 was $106.1 million based on $100.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value is classified as $12.7 million within current liabilities and $93.4 million within long-term liabilities on the consolidated balance sheet as of June 30, 2026. The carrying value of the deferred royalty obligation approximated fair value as of June 30, 2026 and December 31, 2025. The effective interest rate as of June 30, 2026 was 17.16%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3.3 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.
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
Other
The Company is party to various agreements, principally relating to licensed technology; milestones under these agreements are generally recognized in the period in which the achievement of the underlying milestones becomes probable. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s consolidated financial statements. The Company also has various contracts with CROs and CMOs that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.

As of June 30, 2026, the Company estimates that potential milestone payments of up to $18 million could become payable by the Company during the next 12 months depending on the achievement and timing of specified milestones. No amounts related to these milestones have been accrued as the underlying triggering events had not occurred as of June 30, 2026 and are not probable.

15. Segment and Geographic Information
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently operates in two business segments, which are U.S. and international segments for the development and commercialization of therapies for patients with rare diseases. A single management team that reports to the Chief Executive Officer who comprehensively manages the entire business. The Company meets the aggregation criteria of ASC 280 and therefore has one reportable segment for the six months ended June 30, 2026 and June 30, 2025.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net product revenue - U.S.	$50,987	$31,982	$87,883	$56,352
Net product revenue - International	20,268	16,520	43,484	29,868
Total net product revenue	71,255	48,502	131,367	86,220
License revenue	-	-	—	(5,014)
Total revenue, net	71,255	48,502	131,367	81,206

Cost of sales	8,931	5,543	16,088	9,191
Global headcount expense	59,446	39,892	118,100	74,760
Preclinical, clinical and development expense	20,311	22,946	38,822	42,906
Commercial & medical affairs	21,879	17,030	42,143	30,279
Corporate, general & administrative	9,240	8,387	17,127	16,370
Other income (expense), net	1,018	1,576	(686)	932
Interest income (expense), net	(1,320)	(2,575)	(2,349)	(4,345)
Income taxes	444	337	989	417
Net loss	$(49,298)	$(46,632)	$(104,937)	$(96,130)
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of its customers. Total product revenue, net, by geographic area was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
US	$50,987	$31,982	$87,883	$56,352
International	20,268	16,520	43,484	29,868
Total product revenue, net	$71,255	$48,502	$131,367	$86,220
As of June 30, 2026 and December 31, 2025, long-lived assets at locations outside the United States were not material.
16. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure.
As described in Note 9, Series A Convertible Preferred Stock, on July 1, 2026, the Company paid cash dividends of approximately $1.5 million in the aggregate to the holders of the Series A Convertible Preferred Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: the promise or potential of any of our products or product candidates; the marketing, commercialization, and sales of IMCIVREE (setmelanotide), including marketing approval in Japan and the timing thereof; the design, success, cost and timing of our product development activities and clinical trials for setmelanotide, RM-718, bivamelagon, and our other product candidates; our ability to obtain regulatory approval for setmelanotide in further indications, as well as for RM-718, bivamelagon, and our other product candidates; our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; the sufficiency of our cash, cash equivalents and short-term investments to fund our operations; expected milestone payments and the timing thereof; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed, and the impact of termination; our marketing, commercial sales, revenue generation, and cost of revenue; expectations surrounding our manufacturing arrangements; the impact of the current or future economic conditions on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements. These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks, uncertainties, and other important factors, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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
IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 4 years and older with acquired HO and in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to BBS or pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). The European Commission (EC) has authorized IMCIVREE for the treatment of obesity and the control of hunger in adults and children 4 years of age and above with acquired hypothalamic obesity due to hypothalamic injury or impairment, and for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. The United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. In addition to the United States, we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.

IMCIVREE’s label expansion to treat patients living with acquired HO was approved by the U.S. FDA on March 19, 2026, and a similar expansion of its marketing authorization was approved by the European Commission on April 30, 2026, making it the first approved therapy in the United States and the first approved therapy in Europe for patients with this rare disease. These approvals were supported by the positive pivotal Phase 3 TRANSCEND trial of setmelanotide in 142 patients with acquired HO. The global study met its primary endpoint, with a statistically significant -18.4% placebo-adjusted reduction in body mass index (BMI). For the primary endpoint of mean BMI change from baseline, study participants on setmelanotide therapy (n=94) achieved a -15.8% reduction compared with a +2.6% increase among patients on placebo (n=48) at 52 weeks (p<0.0001). Setmelanotide was generally well tolerated in the Phase 3 trial. The most common adverse events (affecting >20% of participants) were skin hyperpigmentation, nausea, vomiting and headache. In addition, on May 5, 2026, we announced that our Japanese New Drug Application (JNDA) for setmelanotide to treat acquired HO was accepted, validated and is now under review by Japan’s Pharmaceuticals and Medical Devices Agency (PMDA). We anticipate anticipate launch of IMCIVREE for acquired HO in Japan, pending a decision by Japan's Ministry of Health, Labour and Welfare (MHLW), by year-end 2026.

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
We are advancing our next-generation MC4R agonists in clinical trials. In July 2025, we announced bivamelagon achieved statistically significant and clinically meaningful BMI reductions at 14 weeks of treatment in a Phase 2 trial in patients with acquired HO. We have also completed enrollment in Part C of the Phase 1 trial evaluating the weekly RM-718 in patients with acquired hypothalamic obesity and announced preliminary, promising data on August 4, 2026.
We also are advancing MC4R agonists with the intention to improve the treatment landscape for patients living with Prader‑Willi syndrome (PWS), a rare, complex genetic neurodevelopmental disorder characterized by hyperphagia, severe obesity risk, and significant metabolic, cognitive, and behavioral complications. We estimate there are between 12,500 and 16,000 patients living with PWS in the United States and a similar number in Europe, based on updated internal prevalence estimates developed using a bottoms-up methodology analyzing incidence, age-specific survival and claims-based validation. Further, we estimate that 80% to 90% of PWS patients are living with hyperphagia and obesity, or approximately 8,500 – 12,750 patients. There are currently limited therapeutic options that effectively reduce the extreme hyperphagia and address low resting energy expenditure associated with PWS. Based on the central role of MC4R pathway dysfunction in PWS, we believe that targeting this biology represents a compelling therapeutic approach. On June 13, 2026, we announced positive preliminary data from a Phase 2 trial evaluating setmelanotide in patients with PWS that demonstrated treatment with setmelanotide was associated with improvements across multiple clinically relevant endpoints, including BMI, BMI-Z and measures for hyperphagia and anxiety. In addition to this ongoing trial of setmelanotide, we have begun enrolling patients in a Phase 2 trial evaluating RM-718 in PWS.

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
Additional recent clinical, regulatory, corporate and commercial updates include:
•On Aug. 4, 2026, we announced that more than 400 patient start forms had been received for IMCIVREE for acquired HO from approximately 300 prescribers as of June 30, 2026, since the approval by the FDA on March 19, 2026;
•Revenue from global sales of IMCIVREE was $71.3 million for the second quarter of 2026, an increase of 19% on a sequential basis from the first quarter of 2026. The number of patients on reimbursed therapy globally increased by greater than 20% as compared to the first quarter of 2026.
◦U.S.: Revenue of $51.0 million, or 72% of product revenue, was generated in the United States in the second quarter of 2026, an increase of $14.1 million or 38% compared to the first quarter of 2026. The sequential quarter over quarter growth in U.S. revenue was driven primarily by increased patient demand for IMCIVREE in acquired HO, as well as continued growth in demand in Bardet-Biedl syndrome (BBS).
◦Ex-U.S.: Revenue of $20.3 million, or 28% of product revenue, was generated outside the United States, a sequential decrease of $(2.9) million or (13)% compared to the first quarter of 2026. The Company incurred a $3.8 million charge associated with a retrospective rebate in France, of which $3.1 million was related to revenue booked in periods prior to the second quarter of 2026. The number of reimbursed patients on IMCIVREE continued to increase in the second quarter of 2026.
•On Aug. 4, 2026, we announced preliminary data from Part C of the phase 2 study of RM-718 in acquired HO patients. Eleven patients with acquired HO were enrolled in the ongoing, open-label trial. Key preliminary findings include:
◦-11.6% reduction in mean BMI from baseline (n=7) at 16 weeks of RM-718;
◦RM-718 efficacy results at 16 weeks comparable to mean BMI reduction of -10.1% with bivamelagon (600 mg dose; n=7) at 14 weeks and -10.1% BMI reduction with setmelanotide at 16 weeks (n=64 patients in Phase 2 and 3 trials); and
◦Two (2) mild instances of hyperpigmentation were reported and were limited to the injection site, with no generalized hyperpigmentation observed.
•RM-718 was generally well tolerated, with the most common adverse events being injection site reactions, nausea, and vomiting;
•Eight (8) patients remained on active treatment as of July 16, 2026, including two (2) patients who had not yet reached 16 weeks on therapy. Two participants discontinued treatment due to adverse events: injection site induration and nausea. One patient withdrew from the extension portion of the trial.
•On Aug. 4, 2026, we announced that six abstracts, including three oral presentations and three poster presentations have been accepted for presentation at the European Society for Pediatric Endocrinology’s Annual Meeting (ESPE 2026) September 8-10, 2026. The presentations include:
◦Efficacy and safety of setmelanotide in pediatric patients with acquired hypothalamic obesity: final phase 3 trial results;
◦Impact of setmelanotide on metabolic index scores in pediatric participants with acquired hypothalamic obesity - A Phase 3 trial post-hoc analysis;
◦Pediatric patients with acquired hypothalamic obesity treated with setmelanotide: real-world BMI and hunger data for up to 12 months in France;

◦Long-term weight outcomes of setmelanotide in pediatric participants with Bardet-Biedl syndrome or with POMC or LEPR deficiency and obesity;
◦The association of clinical features of Bardet-Biedl syndrome in a large population of patients with obesity and a positive genetic test for biallelic BBS variants;
◦Clinical features associated with pathogenic or likely pathogenic biallelic Bardet-Biedl syndrome variants in a large population of patients with obesity;
•On July 8, 2026, we announced that results from Rhythm’s pivotal Phase 3 TRANSCEND trial evaluating setmelanotide in patients with acquired hypothalamic obesity were published in The New England Journal of Medicine;
•On June 13, 2026, during the Endocrine Society’s Annual Meeting (ENDO 2026) we announced positive preliminary data from a Phase 2 trial evaluating setmelanotide in patients with PWS that demonstrated patients with PWS (N=17) achieved clinically meaningful BMI or BMI z-score reductions, reductions in fat mass with preservation of lean mass, and improvements in hyperphagia and anxiety measures. Results from the six-month analysis demonstrate that treatment with setmelanotide was associated with improvements across multiple clinically relevant endpoints, as of a data cut off date of May 7, 2026. Highlights include:
◦Consistent BMI reductions in pediatric and adult patients at Month 6:
▪-3.06% mean reduction in BMI (N=17 pts);
▪-3.11% mean reduction in BMI in adult patients (n=10); with six achieving >2.5% BMI reduction, and four achieving >4% BMI reduction;
▪−3.00% mean reduction in BMI in pediatric patients (n=7);
▪−0.35 mean reduction in BMI z-score from baseline in pediatric patients (n=7);
▪Five (5) of seven pediatric patients achieved clinically meaningful BMI z-score reduction >0.2;
◦Setmelanotide achieved preservation of lean mass and reductions in fat mass across 16 patients with data available from DEXA scans:
▪+0.74% mean gain in lean mass and -4.19% mean loss in fat mass across 16 patients;
▪Six (6) of nine adult patients achieved >5% reduction in fat mass;
▪Five (5) of seven pediatric patients gained ≥2.95% in lean mass;
◦Clinically meaningful improvement in hyperphagia score observed in patients with moderate to severe hyperphagia, defined as a ≥7-point reduction in Hyperphagia Questionnaire for Clinical Trials (HQ-CT) score
▪Eight (8) of 10 patients who entered trial with moderate to severe hyperphagia (>13 at baseline) achieved clinically meaningful improvement of 7 points or better.
◦Improvement in PWS Anxiousness and Distress Behaviors Questionnaire (PADQ) which measures anxiousness, emotional distress, and behavioral dysregulation.
▪Of the 15 patients who had a baseline score >11, 10 patients achieved clinically meaningful improvement of ≥11 points; and
◦Safety and tolerability results have been consistent with the well-established profile observed with setmelanotide.
•In conjunction with the presentation of the above data, Rhythm also provided an update to its epidemiology estimates for PWS, including a PWS prevalence in each of the U.S. and Europe at between 12,500 - 16,000 and an estimate that 8,500 - 12,750 PWS patients are living with hyperphagia and obesity in each of the U.S. and Europe. These estimates are based on our internal review and interpretation of the literature and available prevalence data, combined with our analysis of survival rate data.
•Also during ENDO 2026, we had additional data presentations that included long-term setmelanotide data in acquired HO; one-year bivamelagon data in acquired HO; post-hoc analysis of patients with acquired HO patients from the Phase 3 TRANSCEND trial with a history of bariatric surgery; weight category improvements patients with acquired HO achieved with one year of setmelanotide treatment; real-world efficacy analysis of U.S. patients with BBS; and results from the real-world RESTORE study of hyperphagia reduction in BBS patients treated with setmelanotide;

•On May 28, 2026, we announced the publication of a new evidence-based, consensus-driven diagnostic algorithm for Bardet-Biedl syndrome (BBS) in the peer-reviewed American Journal of Medical Genetics; and
•On May 12, 2026, we announced six data presentations at The European Congress of Endocrinology (ECE), including real-world efficacy results in patients with acquired HO treated with setmelanotide enrolled in France’s early-access program, results from a study that evaluated hyperphagia severity in adults with Bardet-Biedl syndrome (BBS), results that demonstrated setmelanotide treatment in patients with acquired HO led to significant improvements in multiple metabolic index scores, and a study that highlighted the persistent and under-recognized health burden of acquired HO across life stages, drawing on the experiences of individuals with childhood-onset craniopharyngioma (CO-CP) from the Netherlands, Germany, and the UK.
We currently anticipate the following, near-term milestones:
•Complete enrollment in the setmelanotide substudy in congenital HO in the second half of 2026;
•Complete enrollment in the Phase 1/2, Part D trial evaluating RM-718 in PWS in the second half of 2026;
•Anticipate launch of IMCIVREE for acquired HO in Japan pending a decision by Japan's Ministry of Health, Labour and Welfare (MHLW) by year-end 2026;
•Initiate a pivotal Phase 3 trial evaluating bivamelagon in acquired HO by year-end 2026;
•Anticipate country-level launches of IMCIVREE for acquired HO in Europe beginning in 2027.

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
As of June 30, 2026, we had an accumulated deficit of $1.5 billion. Our net loss was $49.3 million and $46.6 million for the three months ended June 30, 2026 and June 30, 2025. Our net loss was $104.9 million and $96.1 million for the six months ended June 30, 2026 and June 30, 2025.We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:
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
As of June 30, 2026, our existing cash and cash equivalents and short-term investments were approximately $330.9 million. We expect that our cash and cash equivalents and short-term investments as of June 30, 2026, will be sufficient to fund our planned operations for at least 24 months.
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
To date, we have generated approximately $553.9 million in product revenue. Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021. We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in the EU in March 2022 under the paid early access program. IMCIVREE was approved by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively.
In March 2026, IMCIVREE was approved by the FDA to reduce excess body weight and maintain reduction long term in adult and pediatric patients aged 4 years and older with acquired hypothalamic obesity (aHO).

Following these initial approvals, sales of IMCIVREE have grown, and we expect will continue to grow.

License revenue
In the six months ended June 30, 2025, we recognized a reduction of previously-recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 12, Significant Agreements, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table summarizes our current research and development expenses:

	Three months ended June 30,		Six months ended June 30,
Research and development summary	2026	2025	2026	2025
Research and development expense	$43,428	$42,308	$85,153	$79,281
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
The following table summarizes our current selling, general and administrative expenses:

	Three months ended June 30,		Six months ended June 30,
Selling, general and administrative summary	2026	2025	2026	2025
Selling, general and administrative expense	67,448	45,947	131,039	85,034

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

Results of Operations
Comparison of the three months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	Three months ended June 30,		Change
	2026	2025	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$71,255	$48,502	$22,753	47%
Total revenues	71,255	48,502	22,753	47%
Costs and expenses:
Cost of sales	8,931	5,543	3,388	61%
Research and development	43,428	42,308	1,120	3%
Selling, general, and administrative	67,448	45,947	21,501	47%
Total costs and expenses	119,807	93,798	26,009	28%
Loss from operations	(48,552)	(45,296)	(3,256)	7%
Other income (expense), net	(302)	(999)	697	(70%)
Loss before income taxes	(48,854)	(46,295)	(2,559)	6%
Provision for income taxes	444	337	107	32%
Net loss	$(49,298)	$(46,632)	$(2,666)	6%
Product revenue, net. Product revenue, net increased by $22.8 million to $71.3 million for the three months ended June 30, 2026 from $48.5 million for the three months ended June 30, 2025, an increase of 47%, primarily due to higher volume of product sold both domestically and internationally. The increase was offset by a reduction to product revenue, net of $3.8 million due to an increase in international government rebates, primarily related to growth of sales in France. We expect our sales of IMCIVREE to continue to increase. We have achieved market access or named patient sales for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. For the three months ended June 30, 2026, and 2025, a substantial amount of our product revenue, or 72% and 66%, respectively, was generated from sales of our product to patients in the United States.
Cost of sales. Cost of sales increased by $3.4 million to $8.9 million for the three months ended June 30, 2026, from $5.5 million for the three months ended June 30, 2025, an increase of 61%, which was driven by an increase in net product revenue in the three months ended June 30, 2026. Cost of sales is composed of royalty expense due to Ipsen Pharma S.A.S., or Ipsen, on our net product revenue, amortization of our capitalized sales-based milestone payment made to Ipsen upon our first commercial sale in the United States and EU, the cost of product, as well as costs associated with our patient assistance programs. Specifically, the $3.4 million increase in cost of sales in the three months ended June 30, 2026, from the same period in 2025, was due to $1.1 million of additional royalties due to our growth in net product revenue and $2.3 million attributed to increased product costs associated with higher net product revenue. We expect cost of sales as a percentage of revenue to continue to be in a range of 10% to 12% in the foreseeable future.
Research and development expense. Research and development expense increased by $1.1 million to $43.4 million for the three months ended June 30, 2026, from $42.3 million for the three months ended June 30, 2025, an increase of 3%. The net increase was primarily due to the following:
•an increase of $3.3 million related to personnel costs including $2.2 million in stock-based compensation, and $1.1 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees in order to support the growth of our research and development programs,
•an increase of $1.4 million in data analytics primarily related to the company's sponsored genetic testing programs and

•an increase of $0.8 million in pre-clinical expenses due to an increase in CHI-related costs.
The above increases were partially offset by:
•a net decrease of $3.5 million due to phasing of spending associated with chemistry, manufacturing, and controls (CMC) costs for drug formulation and autoinjector development to support our ongoing clinical trials related to RM-718,
•$1.0 million net decrease in clinical trial costs driven primarily by a $3.6 million decrease in clinical trial costs due to the wind-down of various studies including our EMANATE Phase 3, and Phase 3 HO Setmelanotide trial, offset by an increase of $2.0 million related to various Bivamelagon studies.
Selling, general and administrative expense. Selling, general and administrative expense increased by $21.5 million to $67.4 million for the three months ended June 30, 2026, from $45.9 million for the three months ended June 30, 2025, an increase of 47%. The increase was primarily due to the following:
•an increase of $18.7 million related to personnel costs including $7.9 million of stock-based compensation, and $10.8 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees to support our expanding business operations as well as to establish commercial operations in international regions,
•an increase of $1.9 million related to increased marketing and promotion costs to support continued product revenue growth and our product launch for acquired Hypothalamic Obesity.
Other income (expense), net. Other expense, net decreased by $0.7 million to $(0.3) million for the three months ended June 30, 2026 from $(1.0) million for the three months ended June 30, 2025. The decrease was primarily due to the following:
•a decrease of $1.2 million of non-cash interest expense in the three months ended June 30, 2026, associated with the accretion of the LG Chem liability, which was fully settled in July 2025.
The above decrease was partially offset by:
•an increase in other expense of $0.7 million recognized on the change in fair value of the embedded derivative on our deferred royalty obligation.

Comparison of the six months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$131,367	$86,220	$45,147	52%
License revenue	—	(5,014)	5,014	(100)%
Total revenues	131,367	81,206	50,161	62%
Costs and expenses:
Cost of sales	16,088	9,191	6,897	75%
Research and development	85,153	79,281	5,872	7%
Selling, general, and administrative	131,039	85,034	46,005	54%
Total costs and expenses	232,280	173,506	58,774	34%
Loss from operations	(100,913)	(92,300)	(8,613)	9%
Other income (expense), net	(3,035)	(3,413)	378	(11)%
Loss before income taxes	(103,948)	(95,713)	(8,235)	9%
Provision for income taxes	989	417	572	137%
Net loss	$(104,937)	$(96,130)	$(8,807)	9%

Product revenue, net. Product revenue, net increased by $45.1 million to $131.4 million for the six months ended June 30, 2026, from $86.2 million for the six months ended June 30, 2025, an increase of 52% primarily due to higher volume of product sold both domestically and internationally. The increase was offset by a reduction to product revenue, net of $3.8 million due to an increase in international government rebates, primarily related to growth of sales in France. We expect our sales of IMCIVREE to continue to increase. We have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. For the six months ended June 30, 2026, and 2025, the majority of our product revenue, or 67% and 65%, respectively, was generated from sales of our product to pharmacies for patients in the United States.
License revenue. For the six months ended June 30, 2025, we recognized a reduction of previously-recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 12, Significant Agreements, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cost of sales. Cost of sales increased by $6.9 million to $16.1 million for the six months ended June 30, 2026 from $9.2 million for the six months ended June 30, 2025, an increase of 75%, which was driven by an increase in sales volume and net product revenue in the six months ended June 30, 2026. Cost of sales is composed of royalty expense due to Ipsen on our net product revenue; amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the United States and European Union, the cost of product, as well as costs associated with our patient assistance programs. Specifically, the $6.9 million increase in cost of sales in the six months ended June 30, 2026, from the same period in 2025 was due to $2.2 million of additional royalties due to our growth in sales and $4.7 million attributed to increased product costs associated with higher sales volume. We expect cost of sales as a percentage of revenue to continue to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense increased by $5.9 million to $85.2 million for the six months ended June 30, 2026 from $79.3 million for the six months ended June 30, 2025, an increase of 7%. The net increase was primarily due to the following:
•an increase of $10.4 million related to personnel costs, including $5.7 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees in order to support the growth of our research and development programs, and $4.7 million of stock-based compensation,
•an increase of $1.2 million in data analytics primarily related to the Company's sponsored genetic testing program,
•an increase of $1.0 million in non-clinical expenses due to an increase in CHI-related costs, and
•an increase of $0.9 million in patents, licenses and other regulatory expenses.
The above increases were partially offset by:
•a decrease of $4.9 million due to phasing of spending associated with chemistry, manufacturing, and controls (CMC) costs for drug formulation and autoinjector development to support our ongoing RM-718 and bivamelagon trials, and
•a net decrease of $2.6 million in our clinical trial costs due to the completion and wind down of various studies including our long-term extension trial, EMANATE phase 3, HO Phase 3, partially offset by an uptick in Bivamelagon-related clinical trials.
Selling, general and administrative expense. Selling, general and administrative expense increased by $46.0 million to $131.0 million for the six months ended June 30, 2026 from $85.0 million for the six months ended June 30, 2025, an increase of 54%. The increase was primarily due to the following:
•an increase of $38.8 million related to personnel costs including $15.7 million of stock-based compensation, and $23.2 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees to support our expanding business operations both domestic and internationally,
•an increase of $5.5 million related to increased marketing and promotion costs to support continued revenue growth, and our launch for acquired Hypothalamic Obesity, and
•an increase of $1.8 million in market access and commercial services to support our expanding international business operations.
Other income (expense), net. Other income (expense), net decreased by $0.4 million to $3.0 million for the six months ended June 30, 2026 from $3.4 million of other expense for the six months ended June 30, 2025. The decrease was primarily due to the following:
•a decrease of $2.3 million of non-cash interest expense in the six months ended June 30, 2026, associated with the accretion of the LG Chem liability, which was paid in July 2025.
The above decrease was partially offset by:

•an increase of $1.0 million for the change in fair value of the embedded derivative of our deferred royalty obligation during as we recognized a loss of $0.6 million during the six months ended June 30, 2026 compared to a gain of $0.4 million during the six months ended June 30, 2025, and
•an increase of $0.6 million in unrealized loss on foreign currency.

Liquidity and Capital Resources
As of June 30, 2026, our cash and cash equivalents and short-term investments were approximately $330.9 million.

Cash flows
The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	(53,337)	(63,664)
Investing activities	71,065	78,847
Financing activities	(6,565)	31,610
Effect of exchange rates on cash	231	(281)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,394	$46,512
Net cash used in operating activities
The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of operating assets and liabilities.
Net cash used in operating activities was $53.3 million for the six months ended June 30, 2026 and consisted primarily of a net loss of $104.9 million adjusted for non-cash items of $58.0 million, which consisted of stock-based compensation, non-cash interest expense, non-cash accretion and amortization of short-term investments, depreciation and amortization, non-cash rent expense, the change in the fair value of our embedded derivative asset, and the foreign currency impacts. Additionally, the change in operating assets and liabilities used net cash of approximately $6.4 million and was primarily driven by net increases in accounts receivable of $14.3 million, primarily due to the increase in product revenue, the change in inventory of $5.4 million, and the change in deferred revenue of $0.2 million. These net uses of cash were offset by an increase in accounts payable, accrued expenses and other liabilities of $10.8 million, the change in prepaid expenses and other current assets of $2.3 million, and the change in other long-term assets of $0.4 million.
Net cash used in operating activities was $63.7 million for the six months ended June 30, 2025 and consisted primarily of a net loss of $96.1 million adjusted for non-cash items of $35.9 million, which consisted of stock-based compensation, non-cash interest expense, non-cash accretion and amortization of short-term investments, depreciation and amortization, rent expense, the change in the fair value of our embedded derivative asset, and the change in unrealized gain on foreign currency. The change in operating assets and liabilities used net cash of approximately $3.4 million and was primarily driven by net increases in prepaid expenses and other current assets of $10.0 million, the change in accounts receivable of $7.1 million, and the change in deferred revenue of $1.3 million. These net uses of cash were offset by an increase in accounts payable, accrued expenses and other liabilities of $9.6 million, and net decreases in other long-term assets of $5.5 million.
Net cash provided by investing activities
Net cash provided by investing activities was $71.1 million for the six months ending June 30, 2026 and relates to purchases of short-term investments for $85.7 million, offset by gross maturities of short-term investments of $156.8 million.
Net cash provided by investing activities was $78.8 million for the six months ended June 30, 2025 and relates to gross maturities of short-term investments of $139.3 million, offset by purchases of short-term investments for $60.5 million.

Net cash (used in) provided by financing activities
Net cash used in financing activities was $6.6 million for the six months ended June 30, 2026, and consisted of $11.2 million of repayments of our deferred royalty obligation and $9.7 million for the net settlement of equity awards. These uses of cash were offset by proceeds of $14.3 million from the exercise of stock options and the issuance of common stock from our Employee Stock Purchase Plan.

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
We expect that our cash and cash equivalents and short-term investments as of June 30, 2026 will be sufficient to fund our planned operations for at least 24 months. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally-insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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

Contractual obligations
As previously disclosed in Note 14, Commitment and Contingencies, as of June 30, 2026, we estimate that potential milestone payments of up to $18 million could become payable by the Company during the next 12 months depending on the achievement and timing of specified milestones.
Other than the above, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2026, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II - OTHER INFORMATION
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 (the “Quarterly Report”), including our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Our net losses were $49.3 million, $104.9 million, $46.6 million and $96.1 million for three and six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1,456.8 million. Substantially all our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide, with clinical trials of our product candidates (RM-718), which is designed to be a more selective MC4R agonist with weekly administration (now in Phase 1 trials), and bivamelagon, an investigational oral small molecule, which is also designed to be a more selective MC4R agonist, (recently completed a Phase 2 clinical trial), and with the development of any other product candidates we may choose to pursue, including a product candidate for CHI, yet to be identified. We also expect to devote substantial financial resources to the research and development and potential commercialization of a product candidate for CHI.
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
Since our inception, we have raised funds through the issuance of common and preferred equity, the sale of assets and a Revenue Interest Agreement, or RIFA. As of June 30, 2026, our cash and cash equivalents and short-term investments were approximately $330.9 million.

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

On June 16, 2022, we entered into the RIFA, with entities managed by HealthCare Royalty Management, collectively referred to as the RIFA Investors. Pursuant to the RIFA and subject to customary closing conditions, the RIFA Investors agreed to pay us an aggregate investment amount of up to $100.0 million (the “RIFA Investment Amount”). Under the terms of the RIFA, we received $37.5 million on June 29, 2022 upon FDA approval of IMCIVREE in BBS, and an additional $37.5 million on September 29, 2022, following EMA approval for BBS on September 6, 2022. On September 12, 2023, we received the remaining $24.4 million of the RIFA Investment Amount, net of debt issuance costs, following the achievement of a specified amount of cumulative net sales of IMCIVREE between July 1, 2022 and September 30, 2023.

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the RIFA Investors a tiered royalty on our annual net revenues (the “Revenue Interest”), including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the RIFA Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027 or 120% of the amount funded by the RIFA Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the RIFA Investors through each date, referred to as the Under Performance Payment. As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. As of June 30, 2026 we have made $51.5 million of payments.

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
•Prader-Willi Syndrome. Our estimated prevalence of PWS is between approximately 12,500 and 16,000 patients in each of the United States and Europe, and we estimate that approximately 8,500 to 12,750 PWS patients are living with hyperphagia and obesity in each of the United States and Europe.
These estimates are based on our internal review and interpretation of the literature and available prevalence data, combined with our analysis of survival rate data.

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

Furthermore, on April 28, 2025, the UK adopted an amendment to the UK clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, whilst protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the (EU) CTR. The amendment became applicable on April 28, 2026 following a one-year transition period.

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

We intend to seek marketing authorizations in various countries worldwide. For example, we are seeking marketing authorization for setmelanotide to treat acquired hypothalamic obesity in Japan and are targeting a commercial launch in late 2026, subject to approval. In order to market any product outside of the United States, Canada, the EU or the United Kingdom, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Marketing authorization procedures vary among countries and can involve additional setmelanotide testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA approval or marketing authorization from the EC or the MHRA. The marketing authorization processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States and Europe, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Grant of marketing authorization in one country does not ensure grant of marketing authorization in another country, but a failure or delay in obtaining marketing authorization in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing authorization in other countries or any delay or other setback in obtaining such authorizations would impair our ability to market setmelanotide in such foreign markets. Any such impairment would reduce the size of our potential market share and could have a material adverse impact on our business, results of operations and prospects.

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

The EU pharmaceutical legislation has been undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for a revision of several legislative instruments related to medicinal products was published on April 26, 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. A provisional agreement has been reached by the European Parliament and Council of the EU on the proposed revisions on December 11, 2025. Following positive votes by Members States and the European Parliament on the provisional agreement in March 2026, the proposed revisions (affecting the duration of regulatory data protection and market protection, including for orphan medicinal products, revising the eligibility for expedited pathways, etc.) must now be formally adopted by the Ministers of Health in the Employment, Social Policy, Health and Consumer Affairs Council, or EPSCO, and the European Parliament Plenary, currently anticipated in Q3-Q4 2026. The proposed changes are not expected to become applicable before 2028 and may however have a significant impact on the pharmaceutical industry and our business in the long term. Furthermore, on April 28, 2025, the UK adopted an amendment to the UK clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, while protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the (EU) CTR. The amendment became applicable April 28, 2026, following a one-year transition period. The revisions, may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

We are highly dependent on our executive leadership team. We have employment agreements with these individuals, but any individual may terminate his or her employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We also do not have any key-person life insurance on any of these key employees. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to non-compete agreements. Recruiting and retaining qualified scientific, technical, clinical development, regulatory, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel. In addition, we rely on existing employment-related visa programs to attract and retain qualified personnel. Immigration policy changes and uncertainty associated with the new presidential administration in the United States, including potential changes to the number of employment-related visas available as well as the process to obtain them, could make it more difficult to retain existing personnel and to recruit qualified candidates. For example, on September 19, 2025, it was announced that subject to limited exceptions, petitions for H-1B visas should be approved only if they are accompanied by a payment of $100,000. This policy is currently subject to litigation and could hamper our recruitment efforts for any new personnel who require such a visa. Additional changes in U.S. immigration policies, rules, laws or orders could further increase our recruitment costs or delay key projects that require specialized expertise. In addition, restrictions or delays in the issuance of other visas or in immigration processing could adversely affect our ability to collaborate effectively with our employees outside the U.S. and to retain the qualified personnel needed for our operations. If we and our impacted candidates or employees are unable to obtain work visas in sufficient quantities or at a sufficient rate for a significant period of time, our business could be adversely affected.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of June 30, 2026, we had 68,816,868 shares of common stock outstanding. In addition, on February 26, 2026, we filed with the SEC a registration statement on Form S-3ASR containing a prospectus covering the resale from time to time by the holders of the Convertible Preferred Stock of up to an aggregate of 2,395,831 shares of common stock, to satisfy registration rights that the Company granted to such holders in connection with the issuance of the Convertible Preferred Stock. Holders of the Convertible Preferred Stock have converted Convertible Preferred Stock to common stock, and to the extent they continue to convert their shares to common stock and sell such shares, the price of our common stock could be significantly impacted.

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
None.
(c)Insider Trading Arrangements and Policies.
On May 13, 2026, Hunter Smith, the Company's Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 62,774 shares of the Company's common stock as well as up to 100% of the shares of our common stock issued to Mr. Smith upon the settlement of outstanding restricted stock units, less the number of shares surrendered to the issuer or sold to cover tax withholding obligations in connection with the vesting and settlement of such restricted stock units, until May 12, 2027.
On May 13, 2026, Yann Mazzabraud, the Company's Executive Vice President, Head of International, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 57,000 shares of the Company's common stock until August 15, 2027.
On May 14, 2026, Alastair Garfield, the Company's Chief Scientific Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 7,763 shares of the Company's common stock until February 13, 2027.
On May 14, 2026, Jennifer Lee, the Company's Executive Vice President, Head of North America, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 76,201 shares of the Company's common stock as well as up to 100% of the shares of our common stock issued to Ms. Lee upon the settlement of outstanding restricted stock units, less the number of shares surrendered to the issuer or sold to cover tax withholding obligations in connection with the vesting and settlement of such restricted stock units, until March 1, 2027.

On June 15, 2026, David Meeker, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 300,000 shares of the Company's common stock until March 15, 2027.
On June 24, 2026, Lynn Tetrault, a member of the Company’s Board of Directors, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which was previously adopted on December 15, 2025 and provided for the sale of up to 55,000 shares of the Company’s common stock until September 16, 2026.

Other than as disclosed above, during the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Rhythm Pharmaceuticals, Inc. dated October 10, 2017, and the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rhythm Pharmaceuticals, Inc. dated June 25, 2025.	8-K	06/26/2025	3.1

3.2	Amended and Restated Bylaws.	8-K	12/18/2023	3.1

3.3	Certificate of Designations	8-K	04/16/2024	3.1

3.4	Amended and Restated Certificate of Designations	10-Q	05/07/2024	3.4

4.1	Form of Indenture	S-3ASR	2/26/2026	4.3

10.1*	Rhythm Pharmaceuticals, Inc. Non-Employee Director Compensation Program

10.2*	Severance Letter Agreement Dated June 25, 2026, between Rhythm Pharmaceuticals, Inc. and Pamela Cramer

10.3*	First Amendment to Revenue Interest Financing Agreement dated March 27, 2024, between Rhythm Pharmaceuticals, Inc. and HCR Rhythm SPV, LLC

10.4*	Second Amendment to Revenue Interest Financing Agreement dated June 29, 2026, between Rhythm Pharmaceuticals, Inc. and HCR Rhythm SPV, LLC

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of the Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of the Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHYTHM PHARMACEUTICALS, INC.

Dated: August 4, 2026	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2026	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)