Form 10-Q
period 2026-09-30
RHYTHM PHARMACEUTICALS, INC.
filed 2026-11-03
CIK 1649904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________
FORM 10-Q
_____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
The number of shares outstanding of the registrant’s Common Stock as of November 2, 2026 was 69,330,906.

RHYTHM PHARMACEUTICALS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Rhythm Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$39,981	$54,301
Short-term investments	280,963	334,648
Accounts receivable, net	39,120	26,081
Inventory	31,187	25,753
Prepaid expenses and other current assets	28,111	26,133
Total current assets	419,362	466,916
Property and equipment, net	569	1,104
Right-of-use asset	2,694	3,049
Intangible assets, net	16,678	5,319
Restricted cash	1,281	522
Other long-term assets	2,548	3,286
Total assets	$443,132	$480,196
Liabilities, Convertible Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable	$10,687	$13,947
Accrued expenses and other current liabilities	124,721	83,855
Lease liability	731	650
Deferred revenue	—	194
Deferred royalty obligation, current	14,751	7,296
Total current liabilities	150,890	105,942
Long-term liabilities:
Deferred royalty obligation	87,915	100,886
Lease liability, non-current	2,784	3,342
Total liabilities	241,589	210,170
Commitments and contingencies (Note 14)
Series A convertible preferred stock, $0.001 par value: 150,000 shares authorized; 115,000 and 132,500 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively. Liquidation preference of $116,725 and $132,500 as of September 30, 2026, and December 31, 2025, respectively.	113,577	130,957
Stockholders’ equity:
Preferred stock, $0.001 par value: 9,850,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 69,314,825 and 67,205,321 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	70	67
Additional paid-in capital	1,587,823	1,491,675
Accumulated other comprehensive loss	(1,744)	(796)
Accumulated deficit	(1,498,183)	(1,351,877)
Total stockholders’ equity	87,966	139,069
Total liabilities, convertible preferred stock and stockholders’ equity	$443,132	$480,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$92,128	$51,298	$223,494	$137,518
License revenue	—	—	—	(5,014)
Total revenues	92,128	51,298	223,494	132,504
Costs and expenses:
Cost of sales	12,166	5,499	28,254	14,690
Research and development	52,480	46,027	137,634	125,307
Selling, general, and administrative	66,752	52,425	197,793	137,460
Total costs and expenses	131,398	103,951	363,681	277,457
Loss from operations	(39,270)	(52,653)	(140,187)	(144,953)
Other income (expense):
Other income (expense), net	(157)	274	(840)	1,207
Interest expense	(4,495)	(4,742)	(13,618)	(15,968)
Interest income	3,163	4,328	9,937	11,208
Total other expense, net	(1,489)	(140)	(4,521)	(3,553)
Loss before income taxes	(40,759)	(52,793)	(144,708)	(148,506)
Provision for income taxes	610	111	1,598	528
Net loss	$(41,369)	$(52,904)	$(146,306)	$(149,034)
Accrued dividends on convertible preferred stock	(984)	(1,375)	(3,153)	(4,046)
Net loss attributable to common stockholders	$(42,353)	$(54,279)	$(149,459)	$(153,080)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.82)	$(2.18)	$(2.38)

Weighted-average common shares outstanding, basic and diluted	69,046,050	66,261,055	68,541,561	64,346,588

Net loss	$(41,369)	$(54,279)	$(146,306)	$(153,080)
Other comprehensive income (loss):
Foreign currency translation adjustment	77	834	870	(1,272)
Unrealized gain (loss), net on marketable securities	$(909)	$488	$(1,818)	385
Comprehensive loss	$(42,201)	$(52,957)	$(147,254)	$(153,967)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock & Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	132,500	$130,957	67,205,321	$67	$1,491,675	$(796)		$(1,351,877)	$139,069
Stock compensation expense	—	—	—	—	23,099	—		—	23,099
Issuance of common stock in connection with ESPP	—	—	15,875	—	1,251	—		—	1,251
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	936,949	2	6,095	—		—	6,097
Tax withholding on vesting of restricted stock	—	—	(77,643)	—	(8,458)	—		—	(8,458)
Conversion of Series A preferred stock redeemable to common stock	(17,500)	(17,351)	364,582	—	17,351	—		—	17,351
Accretion of preferred stock dividends	—	1,104	—	—	(1,104)	—		—	(1,104)
Foreign currency translation adjustment	—	—	—	—	—	1,784		—	1,784
Net unrealized loss on marketable securities	—	—	—	—	—	(544)		—	(544)
Net loss	—	—	—	—	—	—		(55,639)	(55,639)
Balance at March 31, 2026	115,000	$114,710	68,445,084	$69	$1,529,909	$444		$(1,407,516)	$122,906
Stock compensation expense	—	—	—	—	26,056	—		—	26,056
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	386,582	—	6,997	—		—	6,997
Tax withholding on vesting of restricted stock	—	—	(14,798)		(1,257)				(1,257)
Accretion of preferred stock dividends	—	1,065	—	—	(1,065)	—		—	(1,065)
Declaration of preferred stock dividends to be paid in cash	—	(1,457)	—	—	—	—		—	—
Foreign currency translation adjustment	—	—	—	—	—	(991)		—	(991)
Net unrealized loss on marketable securities	—	—	—	—	—	(365)		—	(365)
Net loss	—	—	—	—	—	—		(49,298)	(49,298)
Balance at June 30, 2026	115,000	$114,318	68,816,868	$69	$1,560,640	$(912)		$(1,456,814)	$102,983
Stock compensation expense	—	—	—	—	25,025	—		—	25,025
Issuance of common stock in connection with ESPP	—	—	11,495	—	906	—		—	906
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	528,569	1	6,741	—		—	6,742
Tax withholding on vesting of restricted stock	—	—	(42,107)	—	(4,505)	—		—	(4,505)
Accretion of preferred stock dividends	—	984	—	—	(984)	—		—	(984)
Declaration of preferred stock dividends to be paid in cash		(1,725)	—	—	—	—		—	—
Foreign currency translation adjustment	—	—	—	—	—	77		—	77
Net unrealized loss on marketable securities	—	—	—	—	—	(909)		—	(909)
Net loss	—	—	—	—	—	—	—	(41,369)	(41,369)
Balance at September 30, 2026	115,000	$113,577	69,314,825	$70	$1,587,823	$(1,744)		$(1,498,183)	$87,966

Balance at December 31, 2024	150,000	$142,820	62,390,654	$61	$1,177,045	$(39)		$(1,155,338)	$21,729
Stock-based compensation expense	—	—	—	—	12,862	—		—	12,862
Issuance of common stock in connection with ESPP	—	—	21,875	—	854	—		—	854
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	494,853	1	2,225	—		—	2,226
Issuance of common stock upon completion of ATM equity offering, net of $739 offering costs	—	—	587,510	—	32,108	—		—	32,108
Accretion of preferred stock dividends	—	1,322	—	—	(1,322)	—		—	(1,322)
Foreign currency translation adjustment	—	—	—	—	—	(2)		—	(2)
Unrealized loss on marketable securities	—	—	—	—	—	(10)		—	(10)
Net loss	—	—	—	—	—	—		(49,498)	(49,498)
Balance at March 31, 2025	150,000	$144,142	63,494,892	$62	$1,223,772	$(51)		$(1,204,836)	$18,947
Stock-based compensation expense	—	—	—	—	15,880	—		—	15,880
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	418,293	2	3,441	—		—	3,443
Accretion of preferred stock dividends	—	1,349	—	—	(1,349)	—		—	(1,349)
Foreign currency translation adjustment	—	—	—	—	—	(2,104)		—	(2,104)
Unrealized loss on marketable securities	—	—	—	—	—	(93)		—	(93)
Net loss	—	—	—	—	—	—		(46,632)	(46,632)
Balance at June 30, 2025	150,000	$145,491	63,913,185	$64	$1,241,744	$(2,248)		$(1,251,468)	$(11,908)
Stock-based compensation expense			—	—	18,810	—		—	18,810
Issuance of common stock in connection with ESPP	—	—	15,639	—	729	—		—	729
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	—	—	387,606	1	5,485	—		—	5,486
Issuance of common stock upon completion of public offering, net of $12.6 million of offering costs	—	—	2,367,647	2	188,655	—		—	188,657
Accretion of preferred stock dividends	—	1,375	—	—	(1,375)	—		—	(1,375)
Foreign currency translation adjustment	—	—	—	—	—	834		—	834
Unrealized gain on marketable securities	—	—	—	—	—	488		—	488
Net loss	—	—	—	—	—	—		(52,904)	(52,904)
Balance at September 30, 2025	150,000	$146,866	66,684,077	$67	$1,454,048	$(926)		$(1,304,372)	$148,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Operating activities
Net loss	$(146,306)	$(149,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	74,180	47,552
Depreciation and amortization	751	1,066
Non-cash interest expense	13,611	15,968
Non-cash accretion & amortization of short-term investments	(3,593)	(4,661)
Non-cash rent expense	355	319
Change in fair value of embedded derivative liability	720	(780)
Foreign currency (gain) loss	(121)	(439)
Other non-cash items	746	—
Changes in operating assets and liabilities:
Accounts receivable	(13,039)	(13,745)
Inventory	(6,179)	(2,547)
Prepaid expenses and other current assets	(1,053)	(3,620)
Deferred revenue	(194)	(1,286)
Other long-term assets, net	16	284
Accounts payable, accrued expenses and other liabilities	23,707	20,637
Net cash used in operating activities	(56,399)	(90,286)
Investing activities
Purchases of short-term investments	(176,671)	(328,322)
Maturities of short-term investments	232,130	200,822
Acquisition of IPR&D assets	—	(40,000)
Purchases of property and equipment	(500)	—
Net cash provided by (used in) investing activities	54,959	(167,500)
Financing activities
Repayment of deferred royalty obligation	(19,127)	(14,517)
Proceeds from issuance of common stock upon completion of public offering, net of offering costs	—	188,655
Proceeds from the exercise of stock options	19,834	11,155
Tax withholding on vesting of restricted stock	(14,220)	—
Proceeds from issuance of common stock from ESPP	2,157	1,583
Dividend payment for Series A Preferred Stock	(1,457)	—
Proceeds from ATM equity offering	—	34,035
Net cash (used in) provided by financing activities	(12,813)	220,911
Effect of exchange rates on cash	692	23
Net decrease in cash, cash equivalents and restricted cash	(13,561)	(36,852)
Cash, cash equivalents and restricted cash at beginning of period	54,823	89,601
Cash, cash equivalents and restricted cash at end of period	$41,262	$52,749
Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock dividends	$3,153	$4,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rhythm Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
1. Nature of Business
Rhythm Pharmaceuticals, Inc. (the “Company” or “we”) is a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients and their families living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor agonists, including our lead asset, IMCIVREE (setmelanotide), as a precision medicine designed to treat hyperphagia and severe obesity caused by MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are developing therapies for a subset of individuals who have hyperphagia, a pathological hunger, and severe obesity due to an impaired MC4R pathway, which may be caused by traumatic injury or genetic variants. The MC4R pathway is an endocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), Great Britain, Canada, Japan and other countries and regions.
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

Liquidity
The Company has incurred operating losses and experienced negative cash flows from operations since inception. As of September 30, 2026, the Company had an accumulated deficit of $1.5 billion. The Company has funded these losses primarily from the proceeds from the sales of common and preferred stock, product revenue, asset sales, royalty financing, out-license arrangements, as well as capital contributions received from the former parent company, Rhythm Holdings LLC. While the Company is generating product revenue, management expects operating losses to continue for the foreseeable future. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, the acquisition of in process research and development assets, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property, commercialization activities and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to continue to develop its product candidates and ultimately upon its ability to attain profitable operations.
As of September 30, 2026, the Company had $320.9 million of cash and cash equivalents and short-term investments on hand. In the future, the Company will be dependent on obtaining funding from third parties, such as proceeds from the issuance of debt, sale of equity, proceeds from out license arrangements, product sales and funded research and development programs to maintain the Company's operations and meet the Company's obligations. There is no guarantee that additional equity or other financing will be available to the Company on acceptable terms, or at all. If the

Company fails to obtain additional funding when needed, the Company would be forced to scale back, terminate its operations or seek to merge with or be acquired by another company. Management believes that the Company's existing cash resources will be sufficient to fund the Company’s operations through at least the next 24 months from the filing of this Quarterly Report on Form 10-Q with the SEC.
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
The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 and the related footnote disclosures are unaudited. In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025 and include all adjustments, which are all normal recurring adjustments, necessary for the fair presentation of the interim financial statements. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full fiscal year, any other interim periods, or any future year or period.
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2026, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. For the three months ended September 30, 2026, and 2025, approximately 73% and 74% of all the Company’s revenue was generated from a single customer in the United States. As of September 30, 2026, and December 31, 2025, approximately 66% and 56%, respectively, of the Company’s accounts receivable was outstanding from a single customer in the United States.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with remaining maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, U.S. treasury bills and money market funds that invest primarily in U.S. government treasuries.
Short-Term Investments
Short-term investments consist of investments with maturities greater than 90 days, as of the date of purchase. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason for the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of September 30, 2026 and December 31, 2025, the Company did not record an allowance for credit losses related to its available-for-sale debt securities.
Accounts Receivable, net
Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contracts with its customers have customary payment terms that generally require payment within 90 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers. As of September 30, 2026 and December 31, 2025, the Company determined an allowance for credit losses was not required based upon our review of contractual payments and our customers’ circumstances.
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
Deferred Royalty Obligation
The Company treats the debt obligation to HealthCare Royalty Management, LLC as discussed further in Note 13, Debt and Other Long Term Financing Arrangements, as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. The Company recognizes interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, the Company periodically assesses its expected revenues using internal projections, imputes interest on the carrying value of the deferred royalty obligation, and records interest expense using the imputed effective interest rate. To the extent the Company’s estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs require the Company to make estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell. No events or changes in circumstances existed to require an impairment assessment during the nine months ended September 30, 2026 and 2025, respectively.
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
Foreign Currency Translation
The assets and liabilities of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense amounts for these subsidiaries are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in accumulated other comprehensive income (loss) on the Company’s consolidated statement of stockholders’ equity. Net foreign currency exchange transaction gains (losses), which are included in other income (expense), net on our consolidated statements of operations, were $(0.1) million and $(0.4) million for the nine months ended September 30, 2026 and 2025, respectively.
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
The Company’s cash equivalents and marketable securities and derivative asset as of September 30, 2026 and December 31, 2025 were carried at fair value, determined according to the fair value hierarchy. See Note 6, Fair Value of Financial Assets and Liabilities, for further discussion.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities as of September 30, 2026 and December 31, 2025, respectively.
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
The following table includes the potential common shares that were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods indicated:

	Three and nine months ended September 30,
	2026	2025
Stock options	5,873,992	6,591,676
Restricted stock units	2,816,876	2,793,310
Performance stock units	290,000	294,644
Common stock issuable upon the conversion of Series A convertible preferred stock	2,395,836	3,124,995
Potential common shares	11,376,704	12,804,625
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
Recently adopted accounting pronouncements

In December 2023 the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The new guidance requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update became effective for us beginning in fiscal year ending December 31, 2025. The Company has adopted this update on a prospective basis. The adoption of this guidance resulted in expanded disclosures in its consolidated financial statements.
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

In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract." The amendments provide a derivative scope exception for certain contracts with underlyings based on operations or activities specific to one of the parties to the contract and clarify the accounting for share-based noncash consideration received from customers. The amendments are effective for the Company beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the amendments but does not expect adoption to have a material effect on its consolidated financial statements.

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
On November 2 2026, the Company entered into an amendment to the license agreement with LGC (the “LGC Amendment”), refer to Note 16. Subsequent Events.
4. Inventory
Inventory consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw Materials	$7,630	$6,745
WIP	4,363	1,631
Finished Goods	19,194	17,377
Total Inventory	$31,187	$25,753
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Research and development costs	$23,699	$17,084
Professional fees	5,781	5,827
Payroll related	25,790	22,433
Royalties	4,636	2,870
Sales allowances	45,161	31,564
Milestones	14,000	—
Other	5,654	4,078
Accrued expenses and other current liabilities	$124,721	$83,855
6. Fair Value of Financial Assets and Liabilities
As of September 30, 2026 and December 31, 2025, the carrying amount of cash and cash equivalents and short-term investments was $320.9 million and $388.9 million respectively, which approximates fair value. Cash and cash equivalents and short-term investments includes investments in U.S. treasury securities and money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of September 30, 2026 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$12,025	$—	$—	$12,025
Commercial Paper	—	4,741	—	4,741
Marketable securities:
US treasury securities	115,035	—	—	115,035
Corporate debt securities and commercial paper	—	165,928	—	165,928
Derivative asset	—	—	460	460
Total	$127,060	$170,669	$460	$298,189

	Fair Value Measurements as of December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$33,949	$—	$—	$33,949
Marketable securities:
US treasury securities	71,877	—	—	71,877
Corporate debt securities and commercial paper	—	262,771	—	262,771
Derivative asset	—	—	1,180	1,180
Total	$105,826	$262,771	$1,180	$369,777
The estimated fair value of the derivative asset related to our Revenue Interest Financing Agreement (RIFA) with HealthCare Royalty Management, LLC was determined using Level 3 inputs. The fair value measurement of the derivative asset is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.
The embedded derivative asset associated with our deferred royalty obligation, as discussed further in Note 13, Debt and Other Long Term Financing Arrangements, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation on the condensed consolidated balance sheets. The embedded derivative asset is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other (expense) income, net. The assumptions used in the option pricing Monte Carlo simulation model include: (1) our estimates of the probability and timing of related events; (2) the probability-weighted net sales of IMCIVREE, including worldwide net product sales, upfront payments, milestones and royalties; (3) our risk-adjusted discount rate that includes a company specific risk premium; (4) our cost of debt; (5) volatility; and (6) the probability of a change in control occurring during the term of the instrument.
The following tables set forth a summary of the changes in the estimated fair value of our embedded derivative liability (asset) (in thousands):

	Nine months ended September 30,
	2026	2025
Beginning aggregate estimated fair value of Level 3 liability (asset)	$(1,180)	$(270)
Change in fair value of embedded derivative	720	(780)
Ending aggregate estimated fair value of Level 3 liability (asset)	$(460)	$(1,050)

Marketable Securities
The following tables summarize the Company's marketable securities (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$166,541	$—	$(613)	$165,928
U.S. Treasury Securities	115,639	—	(604)	115,035
	$282,180	$—	$(1,217)	$280,963

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets
Corporate debt securities and commercial paper (due within 1 year)	$262,412	$370	$(11)	$262,771
U.S. Treasury Securities	71,634	243	—	71,877
	$334,046	$613	$(11)	$334,648
7. Intangible Assets

		As of September 30, 2026			As of December 31, 2025
	Estimated life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Capitalized Milestones	11	$21,000	$(4,322)	$16,678	$9,000	$(3,681)	$5,319
As of September 30, 2026, the Company’s finite-lived net intangible assets, which totaled $16.7 million, resulted from the capitalization of certain milestone payments made to Ipsen Pharma, S.A.S., or Ipsen, in accordance with the terms of the Company’s license agreement with Ipsen. During the nine months ended September 30, 2026 we capitalized $12.0 million of accrued milestones related to clinical and revenue milestones deemed probable of being met. As the amounts have not yet been paid, they are non-cash investing activities.

As of September 30, 2026, amortization expense for the next five years and beyond is summarized as follows (in thousands):

2026 (remainder)	$759
2027	3,036
2028	3,036
2029	3,036
2030	3,036
Thereafter	3,775
Total	$16,678
Amortization expense is included in cost of sales in the condensed consolidated statements of operations and comprehensive loss and totaled $0.2 million for each of the three months ended September 30, 2026 and 2025, respectively and $0.6 million for each of the nine months ended September 30, 2026 and 2025, respectively.

8. Income Taxes
The Company recorded an income tax provision of approximately $0.6 million and $0.1 million for the three months ended September 30, 2026, and 2025, respectively. The Company recorded an income tax provision of approximately $1.6 million and $0.5 million for the nine months ended September 30, 2026, and 2025, respectively. The income tax provision is a result of taxable income from the Company’s foreign jurisdictions. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year ending December 31, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company has evaluated the income tax effects of the OBBBA in accordance with ASC 740, Income Taxes, and has determined that the enactment of the OBBBA does not have a material impact on its current or deferred income tax expense, financial position, or results of operations for the period ended September 30, 2026. The Company will continue to evaluate the provisions of OBBBA that go into effect in the future.
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
The Company determined the obligation to issue 150,000 shares of Convertible Preferred Stock to Perceptive and Investors in the future at a set price represented a forward contract which was required to be accounted for at fair value. The fair value of the forward contract was measured as the difference between the fair value of the Convertible Preferred Stock, as determined using a binomial lattice valuation model, and the consideration payable to the Company. The assumptions used in the binomial lattice model include: (1) the Company’s common stock price on the issuance and settlement dates; (2) the Conversion Price of $48.00 as per the Agreement; (3) a 20-year term to maturity; (4) an estimate of the Company’s credit risk-adjusted discount rate; and (5) volatility. The fair value of the forward contract upon issuance was determined to be $0. Upon closing, the value of the forward contract was determined to be $8.9 million and the fair value of the Convertible Preferred Stock was determined to be $141.1 million.
The Company classifies its Convertible Preferred Stock outside of stockholders’ equity as the redemption of such shares is outside the Company’s control. The Company did not adjust the carrying value of its Convertible Preferred Stock to redemption value as the shares are not probable of becoming redeemable as of September 30, 2026.
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
If a change of control occurs, each holder shall have the right to require the Company to repurchase all, or any whole number of shares that is less than all, of the holder’s Convertible Preferred Stock at an amount equal to 1.75 multiplied by the sum of the Liquidation Preference (i.e., Initial Liquidation Preference of $1,000 per share plus PIK Dividends) plus any unpaid Regular Dividends (to the extent such accumulated and unpaid Regular Dividends are not included in such Liquidation Preference). As of September 30, 2026, the Company did not adjust the carrying value of the Convertible Preferred Stock to its redemption value, since a change of control was determined to be not probable.
Dividends:
After the second anniversary, dividends on the Convertible Preferred Stock accrue quarterly, at a 6% annual rate, and if not paid out in cash before the quarter end, will become PIK Dividends and added to the liquidation preference, or original issue price plus PIK Dividends. Since dividends do not commence until the second anniversary of the Issuance, the Convertible Preferred Stock is considered increasing rate preferred stock. Accordingly, the Company accretes the dividends, using the effective interest method, from Issuance to the first contractual call date, April 15, 2029. The Company accrued dividends of $3.2 million and $4.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively, as a reduction to Additional Paid-In Capital and an increase to the carrying value of Convertible Preferred Stock.
On July 1, 2026, the Company paid cash dividends of approximately $1.5 million in the aggregate to the holders of record on June 30, 2026, of the Series A Convertible Preferred Stock, pursuant to the terms of the Amended and Restated Certificate of Designations of the Series A Convertible Preferred Stock, dated May 7, 2024.

On October 1, 2026, the Company paid cash dividends of approximately $1.7 million in the aggregate to the holders of record on September 30, 2026, of the Series A Convertible Preferred Stock, pursuant to the terms of the Amended and Restated Certificate of Designations of the Series A Convertible Preferred Stock, dated May 7, 2024. As of September 30, 2026, accrued dividends of $1.7 million were classified as other current liabilities in the Company's condensed consolidated balance sheet.

The carrying value of Convertible Preferred Stock as of September 30, 2026 and December 31, 2025 is $113.6 million and $131.0 million, respectively.

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

The Company has the right to force mandatory conversion of Convertible Preferred Stock should the closing sale price per share of Common Stock exceed 250% of the Conversion Price for at least twenty (20) of thirty (30) consecutive trading days, subject to certain restrictions based on the liquidity of the Common Stock.
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

10. Common Stock
As of September 30, 2026, an aggregate of 18,953,289 shares of common stock were reserved for issuance under the Company’s stock plans, which include stock options, restricted stock units, and performance stock units that have been granted covering 8,980,868 shares of common stock, as well as 6,331,466 shares available under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) and 1,213,588 shares of common stock available for future grants under the Company’s Employee Stock Purchase Plan. Additionally, this reserve includes 2,395,836 shares of common stock for issuance to satisfy the shares of common stock issuable upon conversion of the remaining 115,000 shares of Convertible Preferred Stock.
On January 26, 2026 one of the Company's Series A Convertible Preferred Stock holders exercised their conversion right and converted 17,500 Series A Convertible Preferred Stock into 364,582 shares of common stock. Refer to Note 9, Series A Convertible Preferred Stock, for further information
On July 9, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and BofA Securities, Inc., as the representatives of the several underwriters named in the Underwriting Agreement (collectively, the “Underwriters”), in connection with a follow-on offering, issuance and sale by the Company of 2,058,824 shares of the Company’s common stock. The offering price of the shares of common stock to the public was $85.00 per share. In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 308,823 additional shares of Common Stock, at the public offering price per share, less underwriting discounts and commissions. On July 10, 2025, the Underwriters exercised the option in full. The closing of the sale of the shares pursuant to the offering, including the shares sold pursuant to the exercise in full of the option, took place on July 11, 2025, resulting in net proceeds of approximately $188.7 million, net of $12.6 million of underwriting discounts and commissions, and other offering expenses incurred by the Company, for a total share issuance of 2,367,647.

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

The exercise price of stock options granted under the Inducement Plan is not less than the fair market value of a share of the Company’s common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company’s board of directors and are subject to the provisions of the Inducement Plan. Stock options granted to employees generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of September 30, 2026, 523,056 stock option awards and 382,926 restricted stock unit awards have been granted under the Inducement Plan, net of forfeitures. As of September 30, 2026, 113,447 shares of common stock are available for future grant under the Inducement Plan.

11. Related-Party Transactions
Expenses paid directly to related parties for the three and nine months ended September 30, 2026 and 2025, were immaterial. Outstanding payments due to related parties as of September 30, 2026 and December 31, 2025 were also immaterial.

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
13. Debt and Other Long Term Financing Arrangements
Revenue Interest Financing Agreement
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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the Investors a tiered royalty on our annual net revenues, or Revenue Interest, including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027, or 120% of the amount funded by the Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the Investors through each date, referred to as the Under Performance Payment. As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. We made repayments of $19.1 million in the nine months ended September 30, 2026. As of September 30, 2026 we have made cumulative payments of $59.5 million.

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
We have evaluated the terms of the RIFA and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as a deferred royalty obligation on our condensed consolidated balance sheets. We have further evaluated the terms of the RIFA and determined that the repayment of the Hard Cap in effect at the time which ranges from 185% to 250% of the Investment Amount, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements. The aggregate fair value of the embedded derivative asset (liability) was $0.5 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation. For the three months ended September 30, 2026 and 2025, we recognized other (expense) income of $(0.2) million and $0.4 million, respectively, due to the remeasurement of the embedded derivative asset. For the nine months ended September 30, 2026 and 2025, we recognized other (expense) income of $(0.7) million and $0.8 million, respectively, due to the remeasurement of the embedded derivative asset.
The carrying value of the deferred royalty obligation as of September 30, 2026 was $102.7 million based on $100.0 million of proceeds, net of the fair value of the bifurcated embedded derivative liability upon execution of the RIFA, and debt issuance costs incurred. The carrying value is classified as $14.8 million within current liabilities and $87.9 million within long-term liabilities on the consolidated balance sheet as of September 30, 2026. The carrying value of the deferred royalty obligation approximated fair value as of September 30, 2026 and December 31, 2025. The effective interest rate as of September 30, 2026 was 17.27%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $3.3 million. Debt issuance costs have been netted against the debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.
Five-Year Term Loan and Amended Revenue Interest Financing Agreement
On November 2, 2026, the Company entered into a new term loan facility with entities affiliated with KKR & Co. Inc.’s HealthCare Royalty and entities affiliated with Blackstone (collectively, the “Lenders”), and in connection therewith, the Company entered into an amended and restated Revenue Interest Financing Agreement with Health Care Royalty Management, LLC (the “A&R RIFA”). Refer to Note 16. Subsequent Events.

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

As of September 30, 2026, the Company estimates that potential milestone payments of up to $18 million could become payable by the Company during the next 12 months depending on the achievement and timing of specified milestones. Of this $18 million, the Company has accrued for $14 million related to these milestone payments as of September 30, 2026 as the underlying triggering event either occurred or was determined to be probable.

15. Segment and Geographic Information
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently operates in two business segments, which are U.S. and international segments for the development and commercialization of therapies for patients with rare diseases. A single management team that reports to the Chief Executive Officer who comprehensively manages the entire business. The Company meets the aggregation criteria of ASC 280 and therefore has one reportable segment for the three and nine months ended September 30, 2026 and September 30, 2025.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net product revenue - U.S.	$67,473	$38,214	$155,355	$94,565
Net product revenue - International	24,655	13,084	68,139	42,953
Total net product revenue	92,128	51,298	223,494	137,518
License revenue	-	-	—	(5,014)
Total revenue, net	92,128	51,298	223,494	132,504

Cost of sales	12,166	5,499	28,254	14,690
Global headcount expense	60,842	48,269	178,943	123,028
Preclinical, clinical and development expense	26,757	22,647	65,580	65,552
Commercial & medical affairs	19,407	18,582	61,550	48,861
Corporate, general & administrative	10,226	8,954	27,354	25,326
Milestone	2,000	—	2,000	—
Other income (expense), net	(157)	274	(840)	1,207
Interest income (expense), net	(1,332)	(414)	(3,681)	(4,760)
Income taxes	610	111	1,598	528
Net loss	$(41,369)	$(52,904)	$(146,306)	$(149,034)
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of its customers. Total product revenue, net, by geographic area was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
US	$67,473	$38,214	$155,355	$94,565
International	24,655	13,084	68,139	42,953
Total product revenue, net	$92,128	$51,298	$223,494	$137,518
As of September 30, 2026 and December 31, 2025, long-lived assets at locations outside the United States were not material.
16. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure.
LGC Amendment
On November 2 2026, the Company entered into an amendment to the license agreement with LGC (the “LGC Amendment”). Under the LGC Amendment, the Company agreed to pay LGC additional non-refundable, non-creditable consideration of $350.0 million, consisting of $70.0 million payable within 15 business days of the effective date of the Amendment, $100.0 million payable in September 2027, $100.0 million payable in September 2028 and $80.0 million payable in September 2029. Subject to LGC’s prior written consent, the Company may elect to satisfy each of the payments due in 2027, 2028 and 2029 through low single digit increases to the royalty rate payable to LGC in lieu of the applicable upfront cash payment.

The LGC Amendment also modified the commercial milestone and royalty provisions of the license agreement. Under the LGC Amendment, the Company may be required to make commercial and developmental milestone payments of up to $405 million, inclusive of the $205 million from the original agreement, upon achievement of specified annual net sales thresholds, certain of which also require regulatory approval of bivamelagon in the United States. The LGC Amendment also provides for a base royalty rate of 1% on net sales of products within the Company's MC4R portfolio, commencing on the earlier of January 1, 2029, or first commercial sale of bivamelagon, subject to adjustment pursuant to its terms, including increases resulting from the Company’s exercise of the option to satisfy certain of the additional payments through increased royalties.

Under the LGC Amendment, the royalty on net sales of bivamelagon in a region may increase by 3% in addition to the effective royalty rate then in effect, if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and neither setmelanotide nor RM-718 is covered by any composition of matter or method of use patents controlled by the Company in such region. Such increased rate would only apply on net sales of bivamelagon for the remainder of the royalty term in the relevant region.
Term Loan Agreement with HealthCare Royalty Management, LLC, and Blackstone

On November 2, 2026, the Company entered into a Loan Agreement and Guaranty (the “Loan Agreement”) with entities affiliated with KKR & Co. Inc.’s HealthCare Royalty and entities affiliated with Blackstone (collectively, the “Lenders”), and Wilmington Trust, National Association, as administrative agent and collateral agent, which provides for term loan financing of up to $750.0 million, consisting of:

•$250.0 million of initial term loans, to be funded on the closing date, and

•$250.0 million of delayed draw A term loan commitments, available following the closing date through June 30, 2028, subject to specified borrowing conditions, in no more than three draws, each in a principal amount of $50.0 million or $100.0 million; provided that no more than one draw may be in an amount of $50.0 million and no more than two draws may be in an amount of $100.0 million, in such order as the Company may elect; and

•up to an additional $250.0 million of uncommitted delayed draw B term loans, available through June 30, 2029, subject to the applicable lenders agreeing to provide such financing in their sole discretion.

Borrowings under the Loan Agreement bear interest, at the Company's election, at either Adjusted Term Secured Overnight Financing Rate ("SOFR") plus 4.60% or an alternative base rate plus 3.60%, with Adjusted Term SOFR subject to a 1.00% floor. Interest is payable quarterly in arrears. Each funding of term loans under the Loan Agreement, including the initial term loans and any delayed draw A or delayed draw B term loans, is subject to an original issue discount equal to 1.00% of the principal amount funded. The term loans mature and are payable in full on November 2, 2031. The Company may prepay the term loans in whole, but not in part, and any prepayment (whether optional, mandatory or upon acceleration) is subject to customary prepayment premiums that decline over the term of the loan.

The Loan Agreement requires the Company to maintain qualified cash of no less than $50.0 million plus the amount of any accounts payable that remain unpaid more than 150 days after their due date, and contains customary affirmative and negative covenants restricting, among other matters, the incurrence of indebtedness and liens, investments, restricted payments, asset transfers, and mergers and acquisitions. The obligations under the Loan Agreement are secured by the term loan collateral.

Amended and restated Revenue Interest Financing Agreement with Health Care Royalty, LLC

On November 2, 2026, in connection with the Company’s entry into a new term loan facility as described above, the Company entered into an amended and restated Revenue Interest Financing Agreement with Health Care Royalty, LLC (the “A&R RIFA”). The A&R RIFA amended and restated the Company’s existing RIFA to, among other things, limit the collateral securing the Company’s obligations under the RIFA and remove or modify certain covenants and events of default.

Under the A&R RIFA, the tiered Revenue Interest payable to the Investors remains 11.5% on the portion of annual net revenues up to $125.0 million, 7.5% on the portion of annual net revenues exceeding $125.0 million and up to $300.0 million, and 2.5% on the portion of annual net revenues exceeding $300.0 million. The minimum cumulative payment requirements also remain unchanged. If the Investors have not received cumulative payments equal to 60% of the

Investment Amount by March 31, 2027 or 120% of the Investment Amount by March 31, 2029, the Company is required to make an underperformance payment sufficient to increase cumulative payments to the applicable minimum amount.

The A&R RIFA also maintains the existing Hard Cap structure. The Company’s aggregate Revenue Interest payments are subject to a Hard Cap equal to 185% of the Investment Amount if the applicable payments are received by June 30, 2028, 200% if received by June 30, 2031, 225% if received by December 31, 2032, and 250% thereafter. The Company may make voluntary prepayments at any time, which are credited against both the Hard Cap and the applicable minimum payment requirements.

The A&R RIFA narrows the collateral securing the Company’s obligations to primarily the Company’s and its subsidiaries’ gross receivables relating to IMCIVREE product sales, cash held in specified accounts used to collect the IMCIVREE related receivables. The collateral expressly excludes intellectual property and rights associated with IMCIVREE itself and other products that may be developed or marketed by the Company or its subsidiaries.

The Company is evaluating the accounting for the amendment to the RIFA, including whether the amendment will be accounted for as a modification or extinguishment of the existing deferred royalty obligation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding: the promise or potential of any of our products or product candidates; the marketing, commercialization, and sales of IMCIVREE (setmelanotide); the design, success, cost and timing of our product development activities and clinical trials for setmelanotide, RM-718, bivamelagon, and our other product candidates; our ability to obtain regulatory approval for setmelanotide in further indications, as well as for RM-718, bivamelagon, and our other product candidates; our financial performance, including our expectations regarding our existing cash, operating losses, expenses and sources of future financing; the sufficiency of our cash, cash equivalents and short-term investments to fund our operations; expected milestone payments and the timing thereof; our ability to hire and retain necessary personnel; patient enrollments and the timing thereof; the timing of announcements regarding results of clinical trials; our ability to protect our intellectual property; ongoing activities under and our ability to negotiate our collaboration and license agreements, if needed, and the impact of termination; our marketing, commercial sales, revenue generation, and cost of revenue; expectations surrounding our manufacturing arrangements; the impact of the current or future economic conditions on our business and operations and our future financial results; and other statements identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms are forward-looking statements. These forward-looking statements are neither promises nor guarantees of future performance, and are subject to a variety of known and unknown risks, uncertainties, and other important factors, many of which are beyond our control, and which could cause actual results to differ materially from those contemplated in such forward-looking statements. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including but not limited to those set forth in Part II, Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview
We are a global, commercial-stage biopharmaceutical company dedicated to transforming the lives of patients living with rare neuroendocrine diseases. We are focused on advancing our melanocortin-4 receptor (MC4R) agonists, including our lead asset, IMCIVREE® (setmelanotide), as precision medicines designed to treat hyperphagia and severe obesity caused by MC4R pathway diseases. While obesity affects hundreds of millions of people worldwide, we are advancing therapies for a subset of individuals who have hyperphagia, a pathological, insatiable hunger and impaired satiety accompanied by persistent and abnormal food-seeking behaviors, decreased energy expenditure and severe obesity due to diseases such as acquired or congenital hypothalamic obesity, Prader-Willi syndrome (PWS), Bardet-Biedl syndrome (BBS) or other diseases caused by impaired MC4R pathway signaling. The MC4R pathway is a neuroendocrine pathway in the brain that is responsible for regulating hunger, caloric intake and energy expenditure, which consequently affect body weight. IMCIVREE, an MC4R agonist for which we hold worldwide rights, is the first-ever therapy developed for patients with certain rare diseases that is approved or authorized in the United States, European Union (EU), United Kingdom, Canada and other countries and regions.
IMCIVREE is approved by the U.S. Food and Drug Administration (FDA) to reduce excess body weight and maintain weight reduction long term in adult and pediatric patients aged 4 years and older with acquired hypothalamic obesity (“HO”) and in adult and pediatric patients aged 2 years and older with syndromic or monogenic obesity due to BBS or pro-opiomelanocortin (POMC), proprotein convertase subtilisin/kexin type 1 (PCSK1), or leptin receptor (LEPR) deficiency as determined by genetic testing demonstrating variants in POMC, PCSK1, or LEPR genes that are interpreted as pathogenic, likely pathogenic, or of uncertain significance (VUS). The European Commission (EC) has authorized IMCIVREE for the treatment of obesity and the control of hunger in adults and children 4 years of age and above with acquired HO due to hypothalamic injury or impairment, and for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. The United Kingdom’s Medicines & Healthcare Products Regulatory Agency (MHRA) has authorized IMCIVREE for the treatment of obesity and the control of hunger associated with genetically confirmed BBS or loss-of-function biallelic POMC, including PCSK1, deficiency or biallelic LEPR deficiency in adults and children 2 years of age and above. In addition to the United States, we have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets.
IMCIVREE’s label expansion to treat patients living with acquired HO was approved by the U.S. FDA on March 19, 2026, and a similar expansion of its marketing authorization was approved by the European Commission on April 30, 2026. Japan's Ministry of Health, Labour and Welfare (MHLW) also approved IMCIVREE to treat patients with acquired HO on August 24, 2026, making it the first approved therapy in the United States, Europe and Japan for patients with this rare disease. These approvals were supported by the positive pivotal Phase 3 TRANSCEND trial of setmelanotide in 142 patients with acquired HO. The global study met its primary endpoint, with a statistically significant -18.4% placebo-adjusted reduction in body mass index (BMI). For the primary endpoint of mean BMI change from baseline, study participants on setmelanotide therapy (n=94) achieved a -15.8% reduction compared with a +2.6% increase among patients on placebo (n=48) at 52 weeks (p<0.0001). Setmelanotide was generally well tolerated in the Phase 3 trial. The most common adverse events (affecting >20% of participants) were skin hyperpigmentation, nausea, vomiting and headache.
Acquired HO is a rare form of obesity that occurs following damage to the hypothalamic region of the brain. This disease most frequently follows the growth or surgical removal of craniopharyngioma, astrocytoma or other rare brain tumors. Additional causes of injury may include traumatic brain injury, stroke, or inflammation. Patients experience accelerated weight gain, a reduction in energy expenditure, and hyperphagia (a chronic pathological condition characterized by insatiable hunger, impaired satiety, and persistent abnormal food-seeking behaviors) leading to accelerated onset of severe obesity. We estimate there are approximately 10,000 people living with hypothalamic obesity in the U.S., 5,000 to 8,000 people living with hypothalamic obesity in Japan, and approximately 10,000 people living with hypothalamic obesity in the E.U.
In addition to our commercial efforts and inclusive of late-stage development efforts, we are advancing what we believe is the most comprehensive clinical research and development program ever initiated in MC4R pathway diseases, with multiple ongoing and planned clinical trials. Our MC4R pathway program is designed to expand the total number of patients who we believe would benefit from setmelanotide therapy or advance one of our other drug candidates, including RM-718, which is designed to be a more selective MC4R agonist with weekly administration, and bivamelagon, an investigational oral small molecule MC4R agonist which we are preparing to evaluate further in a Phase 3 clinical trial. As mentioned above, our Phase 3 trial of setmelanotide in patients with acquired HO met the primary and key secondary endpoints, and we have initiated an additional, independent substudy in patients with congenital hypothalamic obesity as part of that trial.
We are advancing our next-generation MC4R agonists in clinical trials. In July 2025, we announced bivamelagon achieved statistically significant and clinically meaningful BMI reductions at 14 weeks of treatment in a Phase 2 trial in patients with acquired HO. We have also completed enrollment in Part C of the Phase 1 trial evaluating the weekly RM-718 in patients with acquired HO and announced preliminary, promising data on August 4, 2026.
We also are advancing MC4R agonists with the intention to improve the treatment landscape for patients living with Prader‑Willi syndrome (PWS), a rare, complex genetic neurodevelopmental disorder characterized by hyperphagia, severe obesity risk, and significant metabolic, cognitive, and behavioral complications. We estimate there are between 12,500 and 16,000 patients living with PWS in the United States and a similar number in Europe, based on updated internal prevalence estimates developed using a bottoms-up methodology analyzing incidence, age-specific survival and claims-based validation. Further, we estimate that 80% to 90% of PWS patients are living with hyperphagia and obesity, or approximately 8,500 – 12,750 patients. There are currently limited therapeutic options that effectively reduce the extreme hyperphagia and address low resting energy expenditure associated with PWS. Based on the central role of MC4R pathway dysfunction in PWS, we believe that targeting this biology represents a compelling therapeutic approach. On June 13, 2026, we announced positive preliminary data from a Phase 2 trial evaluating setmelanotide in patients with PWS that demonstrated treatment with setmelanotide was associated with improvements across multiple clinically relevant endpoints, including BMI, BMI-Z and measures for hyperphagia and anxiety. In addition to this ongoing trial of setmelanotide, we have begun enrolling patients in a Phase 1/2 trial evaluating RM-718 in PWS.
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
Additional recent clinical, regulatory, corporate and commercial updates include:
•On November 3, 2026, we announced that more than 700 patient start forms for IMCIVREE for acquired HO had been received from more than 500 prescribers as of September 30, 2026, since the approval by the U.S. Food and Drug Administration (FDA) on March 19, 2026;
•Revenue from global sales of IMCIVREE was $92.1 million for the third quarter of 2026, an increase of 29% on a sequential basis from the second quarter of 2026. The number of patients on reimbursed therapy globally increased by 20% as compared to the second quarter of 2026.
◦U.S.: Revenue of $67.5 million, or 73% of product revenue, was generated in the United States in the third quarter of 2026, an increase of $16.5 million or 32% compared to the second quarter of 2026. The sequential quarter-over-quarter growth in U.S. revenue was driven primarily by increased patient demand for IMCIVREE in acquired HO, as well as continued growth in demand in Bardet-Biedl syndrome (BBS).
◦Ex-U.S.: Revenue of $24.7 million, or 27% of product revenue, was generated outside the United States, a sequential increase of $4.4 million or 22% compared to the second quarter of 2026. The number of reimbursed patients on IMCIVREE continued to increase in the third quarter of 2026;
•On November 3, 2026, we announced that five presentations have been accepted for presentation at ObesityWeek® 2026, taking place November 14-17, 2026. Presentations include:
◦Definition and Diagnostic Criteria for Acquired Hypothalamic Obesity: Global Expert Consensus;
◦Patient-Reported Outcomes From the TRANSCEND Trial in Acquired Hypothalamic Obesity;
◦Efficacy and Safety of Setmelanotide in Acquired Hypothalamic Obesity: Final Phase 3 Trial Results;
◦Two-Year Phase 3 Trial Results of Setmelanotide in Patients With Acquired Hypothalamic Obesity; and
◦Weight Category Improvement Following Setmelanotide in Patients With Acquired Hypothalamic Obesity.
•On November 2, 2026, we announced an amendment to our exclusive license agreement with LG Chem for bivamelagon. Under the terms of the amendment, Rhythm has agreed to pay LG Chem $350 million in fixed payments over four years in order to reduce the low-to-mid single digit royalty in the original agreement to 1% royalty on net product revenue generated by Rhythm’s MC4R portfolio;
•On November 2, 2026, we announced the Company entered into a five-year term loan facility led by KKR's HealthCare Royalty in partnership with Blackstone, providing access to up to $750 million of capital. In connection with entry into this loan facility the Company entered into an amended and restated Revenue Interest Financing Agreement with Health Care Royalty.
•On October 13, 2026, we announced the commercial launch of IMCIVREE® (setmelanotide) in Japan for patients with acquired HO;
•On September 22, 2026, we announced Health Canada approval of IMCIVREE (setmelanotide) for weight management in adult and pediatric patients 4 years of age and older with acquired HO;

•On September 10, 2026, the Company announced the presentation of six abstracts, including three oral presentations and three poster presentations, at the 64th Annual European Society for Paediatric Endocrinology (ESPE) Meeting. Presentations included;
◦Real-world data demonstrating reductions in BMI and hunger for up to 18 months in paediatric patients with acquired HO treated with setmelanotide through France's early-access program;
◦A Phase 3 post-hoc analysis demonstrating improvements across multiple cardiometabolic risk indices with setmelanotide in paediatric patients with acquired HO;
◦Long-term weight outcomes with setmelanotide in paediatric patients with Bardet-Biedl syndrome (BBS), POMC deficiency and LEPR deficiency; and
◦Additional analyses evaluating metabolic syndrome severity and risk in acquired HO and clinical characteristics associated with BBS.
•On August 24, 2026, we announced that Japan’s Ministry of Health, Labour and Welfare (MHLW) approved IMCIVREE® (setmelanotide) for patients with acquired HO in Japan;
•On August 17, 2026, we announced the appointment of Manher (“AJ”) Joshi, M.D., as Chief Medical Officer;
•On August 11, 2026, we announced that IMCIVREE® (setmelanotide) received expanded Marketing Authorization in the United Kingdom for the treatment of obesity and control of hunger in patients with acquired HO due to hypothalamic injury or impairment;
The LGC Amendment and term-loan facility mentioned above are intended to support the continued advancement of our MC4R portfolio, including the planned Phase 3 development of bivamelagon. The LGC Amendment modifies certain payment, commercial milestone and royalty provisions applicable to bivamelagon and other products in our MC4R portfolio, while the term-loan facility provides additional financial flexibility to support our commercial, clinical-development and general corporate activities. These transactions also increase our fixed and contingent payment obligations, future interest expense and debt-service requirements. See Note 16, Subsequent Events, to our unaudited condensed consolidated financial statements and “Liquidity and Capital Resources” below for additional information.

We currently anticipate the following, near-term milestones:
•Complete enrollment in the Phase 1/2, Part D trial evaluating RM-718 in PWS in the second half of 2026;
•Initiate a pivotal Phase 3 trial evaluating bivamelagon in acquired HO by year-end 2026;
•Complete enrollment in the setmelanotide substudy in congenital HO in 2027;

•Begin country-level launches of IMCIVREE for acquired HO in Europe beginning with Germany in 2027 and
•Initiate 6-month hyperphagia study to evaluate bivamelagon in Prader-Willi syndrome in 2027, pending alignment with the FDA.
Following IMCIVREE's initial approval in the United States and marketing authorizations in the EU, Great Britain and Canada, we are continuing to pursue a country-by-country strategy to establish market access and reimbursement for IMCIVREE in additional countries. Since our inception, we have raised funds through the issuance of common and preferred equity, the sale of assets, our Revenue Interest Financing Agreement, or RIFA, and as of November 2, 2026 a five-year term loan facility providing access to up to $750 million of capital. We expect we may need to continue to fund our operations through the sale of equity, debt financings or other sources. We have built our own marketing and commercial sales infrastructure in the United States and are in the process of building a similar infrastructure in several European markets and the United Kingdom. We may enter into arrangements with other parties for certain markets outside the United States. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such other arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of setmelanotide.
As of September 30, 2026, we had an accumulated deficit of $1.5 billion. Our net loss was $41.4 million and $52.9 million for the three months ended September 30, 2026 and September 30, 2025. Our net loss was $146.3 million and $149.0 million for the nine months ended September 30, 2026 and September 30, 2025. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase in connection with our ongoing activities, as we:
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
As of September 30, 2026, our existing cash and cash equivalents and short-term investments were approximately $320.9 million. We expect that our cash and cash equivalents and short-term investments as of September 30, 2026, will be sufficient to fund our planned operations for at least 24 months.
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
To date, we have generated approximately $646.0 million in product revenue. Our lead product candidate, IMCIVREE, was approved by the FDA in November 2020 for chronic weight management in adult and pediatric patients six years of age and older with obesity due to POMC, PCSK1 or LEPR deficiency confirmed by genetic testing. IMCIVREE became commercially available in the United States in the first quarter of 2021. We recorded our first sales of IMCIVREE in the United States in March 2021 and we made our first sales in the EU in March 2022 under the paid early access program. IMCIVREE was approved by the FDA and the EC in adult and pediatric patients six years of age and older with obesity due to BBS in June and September 2022, respectively.
In March 2026, IMCIVREE was approved by the FDA to reduce excess body weight and maintain reduction long term in adult and pediatric patients aged 4 years and older with acquired HO and a similar expansion of its marketing authorization was approved by the European Commission on April 30, 2026. Japan's Ministry of Health, Labour and Welfare (MHLW) also approved IMCIVREE to treat patients with acquired HO on August 24, 2026. Following these initial approvals, sales of IMCIVREE have grown, and we expect will continue to grow.
License revenue
In the nine months ended September 30, 2025, we recognized a reduction of previously-recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 12, Significant Agreements, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table summarizes our current research and development expenses:

	Three months ended September 30,		Nine months ended September 30,
Research and development summary	2026	2025	2026	2025
Research and development expense	$52,480	$46,027	$137,634	$125,307
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
The following table summarizes our current selling, general and administrative expenses:

	Three months ended September 30,		Nine months ended September 30,
Selling, general and administrative summary	2026	2025	2026	2025
Selling, general and administrative expense	66,752	52,425	197,793	137,460

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

Results of Operations
Comparison of the three months ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	Three months ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$92,128	$51,298	$40,830	80%
Total revenues	92,128	51,298	40,830	80%
Costs and expenses:
Cost of sales	12,166	5,499	6,667	121%
Research and development	52,480	46,027	6,453	14%
Selling, general, and administrative	66,752	52,425	14,327	27%
Total costs and expenses	131,398	103,951	27,447	26%
Loss from operations	(39,270)	(52,653)	13,383	(25%)
Other income (expense), net	(1,489)	(140)	(1,349)	964%
Loss before income taxes	(40,759)	(52,793)	12,034	(23%)
Provision for income taxes	610	111	499	450%
Net loss	$(41,369)	$(52,904)	$11,535	(22%)
Product revenue, net. Product revenue, net increased by $40.8 million to $92.1 million for the three months ended September 30, 2026 from $51.3 million for the three months ended September 30, 2025, an increase of 80%, primarily due to higher volume of product sold both domestically and internationally. We expect our sales of IMCIVREE to continue to increase. We have also achieved market access or named patient sales for IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. Additionally, we experienced continued revenue growth in the third quarter of 2026 for acquired HO in the United States, which was approved in March 2026. We expect sales of IMCIVREE for acquired HO to increase and we also continue to collaborate with authorities to achieve access in additional markets for acquired HO. For the three months ended September 30, 2026, and 2025, a substantial amount of our product revenue, or 73% and 74%, respectively, was generated from sales of our product to patients in the United States.
Cost of sales. Cost of sales increased by $6.7 million to $12.2 million for the three months ended September 30, 2026, from $5.5 million for the three months ended September 30, 2025, an increase of 121%, which was driven by an increase in net product revenue in the three months ended September 30, 2026. Cost of sales is composed of royalty expense due to Ipsen Pharma S.A.S., or Ipsen, on our net product revenue, amortization of our capitalized sales-based milestone payment made to Ipsen upon our first commercial sale in the United States and EU, the cost of product, as well as costs associated with our patient assistance programs. Specifically, the $6.7 million increase in cost of sales in the three months ended September 30, 2026, from the same period in 2025, was due to $2.1 million of additional royalties due to our growth in net product revenue and $4.6 million attributed to increased product costs associated with higher net product revenue. We expect cost of sales as a percentage of revenue to continue to be in a range of 10% to 12% in the foreseeable future.
Research and development expense. Research and development expense increased by $6.5 million to $52.5 million for the three months ended September 30, 2026, from $46.0 million for the three months ended September 30, 2025, an increase of 14%. The net increase was primarily due to the following:
•an increase of $2.2 million related to chemistry, manufacturing, and controls (CMC) costs, due to an increase of $1.4 million in Bivamelagon related costs, as well as a net increase of $0.8 million associated with continued development of RM-718,

•an increase of $1.0 million related to personnel costs including $0.7 million in stock-based compensation, and $0.3 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees in order to support the growth of our research and development programs,
•$1.6 million net increase in clinical trial costs driven by an increase in costs related primarily to various Bivamelagon and RM-718 studies, partially offset by a decrease in clinical trial costs due to the wind-down of various studies including our EMANATE Phase 3 and Phase 3 HO Setmelanotide trials,
•an increase of $2.0 million due to our achievement of a development milestone in our program focused on developing a therapy for CHI.
Selling, general and administrative expense. Selling, general and administrative expense increased by $14.3 million to $66.8 million for the three months ended September 30, 2026, from $52.4 million for the three months ended September 30, 2025, an increase of 27%. The increase was primarily due to the following:
•an increase of $13.6 million related to personnel costs including $5.5 million of stock-based compensation, and $8.1 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees to support our expanding business operations both domestically and internationally,
Other income (expense), net. Other expense, net increased by $(1.3) million to $(1.5) million for the three months ended September 30, 2026 from $(0.1) million for the three months ended September 30, 2025. The increase was primarily due to the following:
•a decrease of $1.2 million in interest income based on decreasing average cash and short-term investments.
•a decrease in other income of $0.6 million recognized on the change in fair value of the embedded derivative on our deferred royalty obligation as we recognized a $0.4 million gain on the change in value during the three months ending September 30, 2025, and we recognized a ($0.2) million loss on the change in value during the three months ending September 30, 2026.
The above decreases in other income were partially offset by:

•an increase of $0.2 million of non-cash interest expense in the three months ended September 30, 2026, associated with the deferred royalty obligation.

Comparison of the nine months ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Statement of Operations Data:
Product revenue, net	$223,494	$137,518	$85,976	63%
License revenue	—	(5,014)	5,014	(100)%
Total revenues	223,494	132,504	90,990	69%
Costs and expenses:
Cost of sales	28,254	14,690	13,564	92%
Research and development	137,634	125,307	12,327	10%
Selling, general, and administrative	197,793	137,460	60,333	44%
Total costs and expenses	363,681	277,457	86,224	31%
Loss from operations	(140,187)	(144,953)	4,766	(3)%
Other income (expense), net	(4,521)	(3,553)	(968)	27%
Loss before income taxes	(144,708)	(148,506)	3,798	(3)%
Provision for income taxes	1,598	528	1,070	203%
Net loss	$(146,306)	$(149,034)	$2,728	(2)%

Product revenue, net. Product revenue, net increased by $86.0 million to $223.5 million for the nine months ended September 30, 2026, from $137.5 million for the nine months ended September 30, 2025, an increase of 63% primarily due to higher volume of product sold both domestically and internationally. We expect our sales of IMCIVREE to continue to increase. We also have achieved market access or named patient sales of IMCIVREE for BBS or POMC and LEPR deficiencies, or both, in more than 25 countries outside the United States, and we continue to collaborate with authorities to achieve access in additional markets. Additionally, we experienced continued revenue growth in the third quarter of 2026 was for acquired HO in the United States, which was approved in March 2026. We expect sales of IMCIVREE for acquired HO to increase and we also continue to collaborate with authorities to achieve access in additional markets for acquired HO. For the nine months ended September 30, 2026, and 2025, the majority of our product revenue, or 70% and 69%, respectively, was generated from sales of our product to pharmacies for patients in the United States.
License revenue. For the nine months ended September 30, 2025, we recognized a reduction of previously-recognized license revenue of $5.0 million in connection with the termination of our exclusive license agreement with RareStone. See Note 12, Significant Agreements, to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cost of sales. Cost of sales increased by $13.6 million to $28.3 million for the nine months ended September 30, 2026 from $14.7 million for the nine months ended September 30, 2025, an increase of 92%, which was driven by an increase in sales volume and net product revenue in the nine months ended September 30, 2026. Cost of sales is composed of royalty expense due to Ipsen on our net product revenue; amortization of our capitalized sales-based milestone payment made to Ipsen, upon our first commercial sale in the United States and European Union, the cost of product, as well as costs associated with our patient assistance programs. Specifically, the $13.6 million increase in cost of sales in the nine months ended September 30, 2026 from the same period in 2025 was due to $4.3 million of additional royalties due to our growth in sales and the remaining $9.3 million attributed to increased product costs associated with higher sales volume. We expect cost of sales as a percentage of revenue to continue to be in a range of 10% to 12% in the foreseeable future.

Research and development expense. Research and development expense increased by $12.3 million to $137.6 million for the nine months ended September 30, 2026 from $125.3 million for the nine months ended September 30, 2025, an increase of 10%. The net increase was primarily due to the following:
•an increase of $11.6 million related to personnel costs, including $6.1 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees in order to support the growth of our research and development programs, and $5.5 million of stock-based compensation,
•an increase of $2.0 million due to our achievement of a development milestone for our program focused on developing therapies for CHI,
•an increase of $1.5 million in data analytics primarily related to the Company's sponsored genetic testing program as well as an increase in costs related to global medical affairs,
•an increase of $1.2 million in non-clinical expenses due to an increase in CHI-related costs, and
The above increases were partially offset by:
•a decrease of $2.7 million due to phasing of spending associated with chemistry, manufacturing, and controls (CMC) costs for drug formulation and autoinjector development to support our ongoing RM-718 and bivamelagon trials, and
•a net decrease of $1.0 million in our clinical trial costs due to the completion and wind down of various studies including our long-term extension trial, EMANATE phase 3, HO Phase 3, partially offset by an uptick in Bivamelagon-related clinical trials.
Selling, general and administrative expense. Selling, general and administrative expense increased by $60.3 million to $197.8 million for the nine months ended September 30, 2026 from $137.5 million for the nine months ended September 30, 2025, an increase of 44%. The increase was primarily due to the following:
•an increase of $52.5 million related to personnel costs including $21.1 million of stock-based compensation, and $31.4 million related to salaries, benefits and other compensation costs related to the hiring of additional full-time employees to support our expanding business operations both domestically and internationally,
•an increase of $5.4 million related to increased marketing and promotion costs to support continued revenue growth, and our launch for acquired HO, primarily in the United States and Japan, and
•an increase of $2.8 million in market access and commercial services to support our expanding international business operations.
Other income (expense), net. Other income (expense), net increased by $(1.0) million to $(4.5) million for the nine months ended September 30, 2026 from $(3.6) million of other expense for the nine months ended September 30, 2025. The increase in other expense was primarily due to the following:
•an increase in expense of $1.5 million for the change in fair value of the embedded derivative of our deferred royalty obligation as we recognized a loss of $0.7 million during the nine months ended September 30, 2026 compared to a gain of $0.8 million during the nine months ended September 30, 2025, and
•a decrease of $1.3 million in interest income,

•an increase of $0.5 million in net loss on foreign currency.

The above increases were partially offset by:

•a decrease of $2.3 million of non-cash interest expense in the nine months ended September 30, 2026, associated with the accretion of the LG Chem liability, which was paid in July 2025.

Liquidity and Capital Resources
As of September 30, 2026, our cash and cash equivalents and short-term investments were approximately $320.9 million.
In November 2026, we amended our license agreement with LGC relating to bivamelagon and other products in our MC4R portfolio. The amendment modifies certain commercial milestone, upfront payments, and royalty provisions. The Amended agreement includes additional non-refundable, non-creditable upfront consideration totaling $350.0 million, including $70.0 million payable in November 2026 and $280.0 million payable in installments through September 2029. Subject to LGC’s prior written consent, we may elect to satisfy certain installment obligations through increases in the applicable royalty rate rather than cash payments. The ultimate economic effect of the amendment will depend on future bivamelagon approvals and net sales, as well as the timing and form of the installment payments.

Also in November 2026, we entered into a five-year term-loan facility providing access to up to $750.0 million of capital, comprised of $250.0 million funded at closing, $250.0 million committed delay draw, and an additional $250.0 million at mutual agreement. The term-loan facility provides financing to support the upfront payments to LG Chem from the amended license agreement, as well as additional financial flexibility to support our commercial, clinical-development and general corporate activities, Amounts available under the delayed-draw tranches are subject to the conditions specified in the loan agreement and should not be considered cash currently available to fund our operations. The amended revenue-interest financing arrangement narrows the collateral securing our obligations, while the revenue-interest rates, minimum cumulative payment requirements and hard-cap structure remain unchanged.

After giving effect to the initial loan proceeds, the initial payment to LGC, transaction expenses and other closing uses of cash, we expect these transactions to enhance our financial flexibility to support our planned operations. However, the transactions also increase our fixed and contingent payment obligations, future interest expense and debt-service requirements and impose covenants that may restrict certain business activities. Our future liquidity will depend on, among other factors, the timing and amount of our operating expenditures, future product revenues, compliance with applicable covenants and satisfaction of the conditions to funding under the delayed-draw tranches.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	(56,399)	(90,286)
Investing activities	54,959	(167,500)
Financing activities	(12,813)	220,911
Effect of exchange rates on cash	692	23
Net increase (decrease) in cash, cash equivalents and restricted cash	$(13,561)	$(36,852)
Net cash used in operating activities
The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of operating assets and liabilities.
Net cash used in operating activities was $56.4 million for the nine months ended September 30, 2026 and consisted primarily of a net loss of $146.3 million adjusted for non-cash items of $86.6 million, which consisted of stock-based compensation, depreciation and amortization, non-cash interest expense, non-cash accretion and amortization of short-term investments, non-cash rent expense, the change in the fair value of our embedded derivative asset, foreign currency impacts, and other non-cash items. Additionally, the change in operating assets and liabilities provided net cash of approximately $3.3 million and was primarily driven by cash used by increases in accounts receivable of $13.0 million, primarily due to the increase in product revenue, net increase in inventory of $6.2 million, net increase in prepaid expenses and other current assets of $1.1 million, and a net decrease in deferred revenue of $0.2 million. These net uses of cash were offset by a net source of cash from increases in accounts payable, accrued expenses and other liabilities of $23.7 million.
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
Net cash provided by investing activities
Net cash provided by investing activities was $55.0 million for the nine months ending September 30, 2026 and relates to gross maturities of short-term investments of $232.1 million, offset by purchases of short-term investments for $176.7 million.
Net cash used in investing activities was $167.5 million for the nine months ended September 30, 2025 and relates to purchases of short-term investments for $328.3 million, offset by gross maturities of short-term investments of $200.8 million. Additionally, we made the final payment of $40.0 million to LGC for the Company’s exclusive license of their proprietary compound bivamelagon from January 2024.

Net cash (used in) provided by financing activities
Net cash used in financing activities was $12.8 million for the nine months ended September 30, 2026, and consisted of $19.1 million of repayments of our deferred royalty obligation, $14.2 million for the net settlement of equity awards, and $1.5 million of dividends paid to the holders of the Series A Convertible Preferred Stock. These net uses of cash were offset by proceeds of $22.0 million from the exercise of stock options and the issuance of common stock from our Employee Stock Purchase Plan.
Net cash provided by financing activities was $220.9 million for the nine months ended September 30, 2025, and consisted of net proceeds of $188.7 million from our follow-on offering in July 2025, $34.0 million from our ATM equity offering, as well as proceeds of $12.7 million from the exercise of stock options and the issuance of common stock from our Employee Stock Purchase Plan. These proceeds were offset by $14.5 million of repayments of our deferred royalty obligation.

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
We expect that our cash and cash equivalents and short-term investments as of September 30, 2026, together with the net proceeds from the initial term loan funded in November 2026, will be sufficient to fund our planned operations for at least 24 months. Our funding requirements also include the additional consideration payable under the LGC amendment, interest and principal payments under the term-loan facility and payments under the A&R RIFA. Although the term-loan facility provides for additional delayed-draw financing, our ability to access those amounts is subject to the satisfaction of specified conditions, and certain amounts are subject to the applicable lenders agreeing to provide such financing. Accordingly, we may need to obtain substantial additional funding to support our research and development, commercialization and other operating activities and to satisfy our contractual obligations.
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

Contractual obligations
As previously disclosed in Note 14, Commitments and Contingencies, as of September 30, 2026, we estimate that potential milestone payments of up to $18 million could become payable by the Company during the next 12 months depending on the achievement and timing of specified milestones. Of this $18 million, the Company has accrued for $14 million related to these milestone payments as of September 30, 2026 as the underlying triggering event either occurred or was determined to be probable.
In November 2026, we entered into an amendment to our license agreement with LGC, a term-loan facility and an amended and restated revenue-interest financing arrangement, each of which creates, modifies or continues material payment obligations. See Note 16, Subsequent Events, to our unaudited condensed consolidated financial statements for additional information.

Other than the above, there were no other material changes to our principal contractual obligations and commitments as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2026, there were no material changes to our quantitative and qualitative disclosures about market risks as reported in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II - OTHER INFORMATION
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q for the period ended September 30, 2026 (the “Quarterly Report”), including our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
In February 2023, in order to expand our pipeline and build on our focus on rare endocrinology diseases, we acquired Xinvento B.V., a Netherlands-based biotech company focused on developing therapies for congenital hyperinsulinism (CHI). Our CHI program remains in a pre-clinical phase and we do not expect to derive revenue from our CHI program for many years, if at all. Regulatory approvals may not be received when anticipated or not at all and ultimately we may fail to realize the anticipated benefits of our CHI program or those benefits may take longer to realize than expected.
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

Our net losses were $41.4 million, $146.3 million, $52.9 million and $149.0 million for the three and nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1,498.2 million. Substantially all our operating losses have resulted from costs incurred in connection with our development programs and from commercial and general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical trials of setmelanotide, with clinical trials of our product candidates (RM-718), which is designed to be a more selective MC4R agonist with weekly administration (now in Phase 1 trials), and bivamelagon, an investigational oral small molecule, which is also designed to be a more selective MC4R agonist, (recently completed a Phase 2 clinical trial), and with the development of our product candidate for CHI. We also expect to devote substantial financial resources to the research and development and potential commercialization of our product candidate for CHI.
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
We are currently in the early stages of commercializing IMCIVREE in its approved indications in the United States, Canada, the EU and the United Kingdom and advancing setmelanotide through clinical development for additional indications in the United States and for potential additional approvals in other countries. Developing pharmaceutical products is expensive and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance setmelanotide in additional clinical trials, as well as in connection with research and development activities for setmelanotide, RM-718, and bivamelagon, and in connection with our CHI program. We intend to use our available cash resources to advance the clinical development of setmelanotide, for disease-education and community-building activities, patient identification, and commercialization activities related to IMCIVREE. Depending on the status of additional regulatory approvals and commercialization of setmelanotide, as well as the progress we make in sales of IMCIVREE, we may still require significant additional capital to fund the continued development of setmelanotide and our operating needs thereafter, as well as research and development activities for setmelanotide,

RM-718, bivamelagon, and our CHI program. We may also need to raise additional funds if we choose to pursue additional indications and/or geographies for setmelanotide or otherwise expand more rapidly than we presently anticipate.
Since our inception, we have raised funds through the issuance of common and preferred equity, the sale of assets and a Revenue Interest Financing Agreement, or RIFA. As of September 30, 2026, our cash and cash equivalents and short-term investments were approximately $320.9 million.

Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We will also require additional capital to obtain additional regulatory approvals for, and to continue to commercialize, setmelanotide, as well as for research and development activities for setmelanotide, RM-718, bivamelagon, and our CHI program. Raising funds in the current economic and geopolitical environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to commercialize IMCIVREE and develop setmelanotide, RM-718, bivamelagon, and our product candidate for our CHI program. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or other third parties at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to setmelanotide or technologies or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

As consideration for the Investment Amount and pursuant to the RIFA, we agreed to pay the RIFA Investors a tiered royalty on our annual net revenues (the “Revenue Interest”), including worldwide net product sales and upfront payments and milestones. The applicable tiered percentage will initially be 11.5% on annual net revenues up to $125 million, 7.5% on annual net revenues of between $125 million and $300 million and 2.5% on annual net revenues exceeding $300 million. If the RIFA Investors have not received cumulative minimum payments equal to 60% of the amount funded by the Investors to date by March 31, 2027 or 120% of the amount funded by the RIFA Investors to date by March 31, 2029, we must make a cash payment immediately following each applicable date to the Investors sufficient to gross the Investors up to such minimum amounts after giving full consideration of the cumulative amounts paid by us to the RIFA Investors through each date, referred to as the Under Performance Payment. As the repayment of the funded amount is contingent upon worldwide net product sales and upfront payments, milestones, and royalties, the repayment term may be shortened or extended depending on actual worldwide net product sales and upfront payments, milestones, and royalties. As of September 30, 2026 we have made $59.5 million of payments.

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

On November 2, 2026, the Company entered into an amended and restated Revenue Interest Financing Agreement with Health Care Royalty Management, LLC (the “A&R RIFA”). Refer to Note 16. Subsequent Events.

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
Our Term-Loan agreement contains restrictions that limit our flexibility in operating our business.

On November 2 2026, the Company entered into a Loan Agreement and Guaranty (the “Loan Agreement”) with entities affiliated with KKR & Co. Inc.’s HealthCare Royalty and entities affiliated with Blackstone (collectively, the “Lenders”), and Wilmington Trust, National Association, as administrative agent and collateral agent, which provides for term loan financing of up to $750.0 million, Our Loan Agreement contains restrictions that limit our flexibility in operating our business and imposes significant operating and financial restrictions. These covenants may limit our ability, under certain circumstances, to, among other things,

•Incur additional indebtedness;
•Create or incur liens;
•Make capital expenditures;
•Engage in certain fundamental changes;
•Sell or transfer assets;
•Make acquisitions, investments, loans or advances; and

•Pay or modify the terms of certain indebtedness.

Our Loan Agreement also contains certain customary affirmative and negative covenants and events of default. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Non-compliance with one or more of these covenants could result in our debt becoming immediately due and payable, and the termination of the lenders’ commitments under our Loan Agreement.

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

In January 2024, we entered into a license agreement and share issuance agreement with LG Chem, Ltd. ("LGC"). Pursuant to the terms of the license agreement, we obtained exclusive worldwide rights to develop LGC’s proprietary compound bivamelagon (the "LGC License"). On November 2, 2026, we entered into an amendment to the LGC License (the "Amendment"), pursuant to which we agreed to pay LGC a low-single-digit royalty of net sales from our MC4R portfolio, including bivamelagon, commencing on the earlier of January 1, 2029, or first commercial sale of bivamelagon, subject to adjustment pursuant to its terms, including increases resulting form the Company's exercise of the option to satisfy certain of the additional payments through increased royalties. Similar to the original agreement, the base royalty rate may increase by 3% on net sales of bivamelagon in a region if bivamelagon is covered by a composition of matter or method of use patent controlled by LGC in such region and neither setmelanotide nor RM-718 is covered by any composition of matter or method of use patents controlled by the Company in such region, in addition to any royalty increases resulting from the Company’s exercise of the option to satisfy certain of the additional payments through increased royalties. Such increased rate would only apply on net sales of bivamelagon for the remainder of the royalty term in the relevant region. The license agreement will continue until the expiration of the obligation to pay royalties in all countries or regions, unless terminated earlier. We or LGC can terminate the license agreement in certain circumstances, including for the other party’s material uncured breach. If the license agreement is terminated, we would lose our rights to develop and commercialize bivamelagon, and, we would be subject to certain ongoing payments, penalties and fees, all of which in turn would have a material adverse effect on our business.

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
Research and development in the pharmaceutical industry is costly, risky, time-intensive and complicated. In particular, our CHI program is a pre-clinical program and we may not succeed in developing a CHI program product candidate.

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
In addition, we cannot state with certainty when or whether our product candidates now under development will be approved or launched; whether, if initially granted, such approval will be maintained; whether we will be able to develop, license, or otherwise acquire additional products or product candidates; or whether our products, once launched, will be commercially successful.

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

We have agreements with third-party CROs to operationalize, provide monitors for and to manage data for our research and discovery efforts and our ongoing clinical trials. We rely heavily on these parties for the execution of research and discovery activities and clinical trials and control only certain aspects of their activities. As a result, we have less direct control over the start-up, conduct, timing and completion of these activities and clinical trials, and the management of data developed through these activities and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. However, we remain responsible for the conduct of these activities and these trials and are subject to enforcement which may include civil and criminal liabilities for any violations of FDA rules and regulations and the comparable foreign regulatory provisions during the conduct of our clinical trials. Outside parties may:
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

Risks Related to the Commercialization of IMCIVREE and, if Approved, our Product Candidates

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

Health Technology Assessment, or HTA, of medicinal products, however, is becoming an increasingly common part of the pricing and reimbursement procedures in Canada, the United Kingdom and some EU member states, including France, Germany, Italy, Spain, the Netherlands, Belgium, Norway and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies. In addition, in the

EU, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU member states and in pricing and reimbursement decisions and may negatively affect price in at least some EU member states.

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

We may never receive regulatory approval to market setmelanotide outside of the United States, Canada, the European Union, Japan and the United Kingdom.

We intend to seek marketing authorizations in various countries worldwide. For example, we have received marketing authorization for setmelanotide to treat acquired HO in Japan. In order to market any product outside of the United States, Canada, the EU or the United Kingdom, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Marketing authorization procedures vary among countries and can involve additional setmelanotide testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA approval or marketing authorization from the EC or the MHRA. The marketing authorization processes in other countries may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States and Europe, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Grant of marketing authorization in one country does not ensure grant of marketing authorization in another country, but a failure or delay in obtaining marketing authorization in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing authorization in other countries or any delay or other setback in obtaining such authorizations would impair our ability to market setmelanotide in such foreign markets. Any such impairment would reduce the size of our potential market share and could have a material adverse impact on our business, results of operations and prospects.

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

We currently contract with third parties for the manufacture of setmelanotide, RM-718, and bivamelagon and intend to continue to do so in the future. We have entered into process development and manufacturing service agreements with our CMOs, PolyPeptide Group, Braine L'Alleud, or Polypeptide, Neuland Laboratories, and Astrea Monts S.A.S. (formerly Recipharm), or Astrea, for certain process development and manufacturing services for regulatory starting materials and/or raw materials in connection with the manufacture of setmelanotide. We have entered into commercial supply agreements with various CMOs, including with PolyPeptide and Astrea for manufacturing of drug substance and drug product for IMCIVREE. Under our agreements, we pay these third parties for services and/or manufacturing in accordance with the terms of mutually agreed upon work orders, which we may enter into from time to time. We may engage additional third-party suppliers to manufacture our clinical and/or commercial drug supplies in the future. We also have engaged other third parties to assist in, among other things, distribution, post-approval safety reporting and pharmacovigilance activities. We cannot be certain that we can engage third-party suppliers on terms as favorable as those that are currently in place. There are a limited number of companies that can produce raw materials and API in the quantities and with the quality and purity that we require for our product. We believe our current network of manufacturing partners are able to fulfill our requirements, and are capable of continuing to expand capacity as needed. However, if our current suppliers are not able to continue to provide us with the quantities, quality, or purity of raw materials and API that we currently require or in the future will require, it could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could interrupt production of our products, which could have a material adverse effect on our business.

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

Termination of our license from Ipsen or LGC would result in our loss of the right to use the licensed intellectual property, which would materially adversely affect our ability to develop and commercialize setmelanotide and bivamelagon, respectively, as well as harm our competitive business position and our business prospects. Furthermore, if our license agreement with LGC were terminated, we will still be obligated to make certain payments to LGC.

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

The United States enacted the America Invents Act of 2011, which is a wide-ranging patent reform legislation. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or future patents.

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

In the United States, the FDA oversees the rare pediatric disease priority review voucher program (the “PRV Program”), which aims to incentivize drug development for rare pediatric diseases. Under the PRV Program, a company sponsor that receives a drug approval may qualify for a voucher that can be redeemed to receive priority review for a different product and these vouchers can be transferred or sold. Under the current provisions in the law enacting the PRV Program, the PRV Program will sunset after September 30, 2029. Any changes to the PRV Program could impact existing and future development programs and could negatively impact our business.

Disruptions at the FDA, including those caused by changing policy priorities, funding shortages staffing or other resource limitations could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including reductions in force or hiring freezes, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ ability to perform routine functions, including uncertainty associated with the current presidential administration in the United States. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result of some of these factors and could also fluctuate in the future. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued and started to implement certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct activities.

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

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs,” such as IMCIVREE, from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply with 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional or unintentional failures to comply with the regulations of the FDA and applicable non U.S. regulators, provide accurate information to the FDA and applicable non U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Some of these laws and related risks are described under the risk factor “We may be subject to federal, state and foreign healthcare laws and regulations, including fraud and abuse laws, health information privacy and security laws, and antitrust laws. If we are unable to comply or have not fully complied with such laws and regulations, we could face criminal sanctions, damages, substantial civil penalties, reputational harm and diminished profits and future earnings” of this Quarterly Report.

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

Among other requirements, the GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the EC as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

If we continue to expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. For example, we enrolled patients from Japan for our Phase 3 TRANSCEND clinical trial and submitted our full data package to Japan's Pharmaceuticals and Medical Devices Agency to seek marketing authorization for setmelanotide to treat acquired hypothalamic obesity in Japan. In October 2026, we commercially launched IMCIVREE in Japan to treat patients living with hypothalamic obesity. The Foreign Corrupt Practices Act of 1977, or the FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

We are highly dependent on our executive leadership team. We have employment agreements with these individuals, but any individual may terminate his or her employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We also do not have any key-person life insurance on any of these key employees. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us and may not be subject to non-compete agreements. Recruiting and retaining qualified scientific, technical, clinical development, regulatory, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel. In addition, we rely on existing employment-related visa programs to attract and retain qualified personnel. Immigration policy changes and uncertainty associated with the current presidential administration in the United States, including potential changes to the number of employment-related visas available as well as the process to obtain them, could make it more difficult to retain existing personnel and to recruit qualified candidates. For example, on September 19, 2025, it was announced that subject to limited exceptions, petitions for H-1B visas should be approved only if they are accompanied by a payment of $100,000. This policy is currently subject to litigation and could hamper our recruitment efforts for any new personnel who require such a visa. Additional changes in U.S. immigration policies, rules, laws or orders could further increase our recruitment costs or delay key projects that require specialized expertise. In addition, restrictions or delays in the issuance of other visas or in immigration processing could adversely affect our ability to collaborate effectively with our employees outside the U.S. and to retain the qualified personnel needed for our operations. If we and our impacted candidates or employees are unable to obtain work visas in sufficient quantities or at a sufficient rate for a significant period of time, our business could be adversely affected.

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

The global healthcare industry is increasingly integrating AI technologies and tools. However, like any emerging technology, AI presents its own set of risks, many of which are not yet fully understood. For example, AI algorithms may have inherent flaws, and data sets could be insufficient, low-quality, or biased. Additionally, inappropriate or controversial data practices by data scientists, engineers, and end-users could compromise results of AI processes. If AI applications generate flawed or inaccurate analyses or data, it could lead to competitive disadvantages, legal liabilities, and harm to our brand or reputation. Furthermore, the use of AI-based software might result in the inadvertent release of confidential information.

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
•global political changes and uncertainty, including in the United States with the changes arising from the current presidential administration and resulting changes and uncertainty in administrative agencies with authority over our business;
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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline significantly. As of September 30, 2026, we had 69,314,825 shares of common stock outstanding. In addition, on February 26, 2026, we filed with the SEC a registration statement on Form S-3ASR containing a prospectus covering the resale from time to time by the holders of the Convertible Preferred Stock of up to an aggregate of 2,395,831 shares of common stock, to satisfy registration rights that the Company granted to such holders in connection with the issuance of the Convertible Preferred Stock. Holders of the Convertible Preferred Stock have converted Convertible Preferred Stock to common stock, and to the extent they continue to convert their shares to common stock and sell such shares, the price of our common stock could be significantly impacted.

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

Our stock began trading on the Nasdaq Global Market in October 2017. We may not able to continue to maintain an active trading market on the Nasdaq Global Market or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

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

The Information set forth below is included for the purpose of providing disclosure under Item 1.01 – “Entry into a Material Definitive Agreement” and Item 2.03 – Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.
On November 2, 2026, we entered into the LGC Amendment, the Loan Agreement and the A&R RIFA. For more information on the LGC Amendment, Loan Agreement and A&R RIFA for purposes of Item 1.01 of Form 8-K and the Loan Agreement and the A&R RIFA for purposes of Item 2.03 of Form 8-K, see Note 16. Subsequent Events, to our unaudited condensed consolidated financial statements. .
(b)Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)Insider Trading Arrangements and Policies.
On August 6, 2026, David McGirr, the Company's Director, adopted a trading plan intended to satisfy     the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 21,810 shares of the Company's common stock until February 7, 2027.
On August 18, 2026, Christophe Jean, the Company's Director, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 10,000 shares of the Company's common stock until July 17, 2027.
On September 9, 2026, Alastair Garfield, the Company's Chief Scientific Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 100% of the shares of our common stock issued to Dr. Garfield upon the settlement of outstanding restricted stock units, less the number of shares surrendered to the issuer or sold to cover tax withholding obligations in connection with the vesting and settlement of such restricted stock units, until February 1, 2028.
On September 18, 2026 , David Meeker, the Company's Chief Executive Officer, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which was previously adopted on June 15, 2026 and provided for the sale of up to 300,000 shares of the Company's common stock until March 15, 2027.

Other than as disclosed above, during the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

RHYTHM PHARMACEUTICALS, INC.

Dated: November 3, 2026	By:	/s/ David P. Meeker, M.D.
Name: David P. Meeker, M.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2026	By:	/s/ Hunter C. Smith
Name: Hunter C. Smith
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)